Form 10-K405
period 1999-12-31
NEOFORMA COM INC
filed 2000-03-30
CIK 1096219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NO. 000-28715

                               NEOFORMA.COM, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0424252
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

            3255-7 SCOTT BOULEVARD
               SANTA CLARA, CA                                     95054
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (408) 654-5700
            (THE REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 17, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant's common stock in The Nasdaq Stock Market on such date, was $1,172,382,871. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on March 17, 2000 was 64,773,413.

     Part III of this Form 10-K incorporates by reference information from the Registrant's proxy statement with respect to the 2000 Annual Meeting of Stockholders.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III of this annual report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
ITEM 1.     BUSINESS....................................................    3
ITEM 2.     PROPERTIES..................................................   12
ITEM 3.     LEGAL PROCEEDINGS...........................................   13
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13
ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT........................   14

                                   PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   17
ITEM 6.     SELECTED FINANCIAL DATA.....................................   19
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   20
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   38
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   39
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   39

                                   PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   40
ITEM 11.    EXECUTIVE COMPENSATION......................................   40
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   40
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   40

                                   PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................   41
SIGNATURES  ............................................................   44

                                     PART I

     We make many statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions and others, that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe," "expect," "anticipate," "intend," "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Operating Results" and elsewhere in this annual report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2000. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this annual report. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect circumstances or events after the date of this report.

ITEM 1. BUSINESS

COMPANY OVERVIEW

     Neoforma.com is a leading provider of business-to-business e-commerce services in the large and highly fragmented market for medical products, supplies and equipment. Our services enable users to efficiently and cost-effectively buy and sell new and used medical products in an open, online marketplace. Our marketplace aggregates suppliers of a wide range of medical products and presents their offerings to the physicians, hospitals and other healthcare organizations that purchase these products. We believe that our services provide supply chain efficiencies for both suppliers and purchasers of medical products and extend the reach of existing sales and distribution channels.

     We offer three primary services -- Shop, Auction and Plan -- that together address the entire healthcare purchasing lifecycle, from planning through procurement to liquidation. Our Shop service provides a unified marketplace where purchasers can easily locate and buy new medical products, and suppliers can access new customers and markets. Our Auction service creates an efficient marketplace for idle assets by enabling users to list, sell and buy used, refurbished and surplus medical products. Our Plan service provides interactive content to healthcare facility planners to reduce the complexities of planning and outfitting facilities. We also offer a wide range of content to healthcare practitioners and purchasers to enable them to make more informed purchasing decisions.

OUR SERVICES

  Shop

     Our Shop service, released in August 1999, provides a unified marketplace where purchasers can easily identify, locate and purchase new medical products, and suppliers can access new customers and markets. As of March 17, 2000, Shop had over 142,000 different stockkeeping units, or SKUs, available for purchase under agreements with 204 manufacturers and distributors. Our agreements with distributors provide listings of products from an additional 1,100 manufacturers. We have agreements with additional manufacturers and distributors that will provide us with access to an estimated 160,000 additional SKUs, which we are currently adding to Shop. The products currently available through Shop range from disposable gloves to surgical instruments and diagnostic equipment.

     Shop provides detailed descriptions, photographic images and vendors' shipping and billing policies for listed products. We currently provide pricing information for more than 80% of the SKUs listed on Shop. With regard to products that do not contain pricing information, prospective purchasers are provided with contact information to allow them to obtain price quotes directly from the seller of the product. Listings are displayed in a consistent format and organized by standard classification schemes to facilitate the selection of products. Shop's search capabilities further assist purchasers in locating and selecting products from multiple suppliers.

Moreover, we also provide suppliers the ability to directly update their product information on our website to include revised pricing, new product introductions or additional information.

     Purchasers can use Shop to order products at list or customer-specific prices or to obtain price quotes from the supplier. Shop accelerates the process of negotiating and completing transactions between purchasers and sellers. Our system automatically notifies the supplier by electronic transmission directly to their order management system or via an email when the purchaser places an order through Shop. When the supplier responds to or updates the order in any fashion, our system automatically notifies the buyer. This process is aided by our customer service organization, which answers questions about our system as necessary.

     We do not take ownership or possession of the products sold through Shop. Suppliers are responsible for providing product availability and delivery information through our website. They are also responsible for shipping, delivery and returns. Suppliers can choose to accept payment by open accounts with the purchasers, payment upon delivery, letter of credit or credit card. The purchaser is required to provide payment information to the supplier through our website when placing the order, and the supplier is responsible for payment processing and collection. We derive our revenue from Shop from transaction fees charged to suppliers for confirmed orders, and fees to digitize their product information for display on our website and for maintenance of product information and content on our website. As of December 31, 1999, we had derived approximately $83,000 in revenues from our Shop services.

     Shop product information is provided to us by suppliers in a variety of electronic formats or in paper form, and is internally reviewed and categorized by our medical editors. We use an independent firm to assist us in converting this information into a consistent electronic format that conforms to our classification systems. We believe that our ability to process large volumes of product information allows us to rapidly increase our product database and provides significant flexibility to suppliers in loading and updating information.

     We plan to extend Shop's functionality by introducing new information reporting and order management features, allowing users to track their use of our services and helping them better ensure compliance with their procurement procedures and policies. We also intend to enable Shop to electronically transmit information directly to the purchasing systems used by many medical product purchasers. In addition, we intend to enhance customer-specific pricing capabilities, allowing our services to better integrate with the processes of large purchasing organizations. We believe these enhancements will be particularly important to large purchasing organizations, such as hospitals, integrated delivery networks, or IDNs, and members of group purchasing organizations, or GPOs, that are focused on achieving new efficiencies and frequently rely on pre-negotiated pricing. Our future success relies on our ability to address the needs of large healthcare providers by successfully developing and introducing these capabilities in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Operating Results -- If we are unable to expand our registered user base and the functionality of our services, we may not provide an attractive alternative to the websites or systems used by large healthcare organizations and we may not achieve market acceptance with these organizations."

  Auction

     Our Auction service enables users to list, sell and buy used and refurbished equipment and surplus medical products. Auction includes online listings of used, refurbished and surplus products for bids through our AdsOnline service, live auctions through our AuctionLive service and online auctions through our AuctionOnline service.

     We introduced our AdsOnline service in May 1999, which enables sellers to list their used, refurbished and surplus medical products for bids from prospective buyers. When a buyer submits a bid for a product listed on AdsOnline, the seller is automatically notified via an email from our website that a buyer has placed a bid for one of its products. The seller can then access our website to obtain information about the bid, including the identity of the buyer, the amount of the bid and the period of time that the buyer has indicated that it will keep its bid open. The seller can accept the bid it finds most attractive or choose not to accept any bids. The buyer is automatically notified via an email if a seller has accepted its bid.

     We introduced our AuctionLive service in August 1999 with the acquisition of General Asset Recovery, a live auction house and asset management company focused on medical products. Our live auctions are conducted by us at one of our warehouses in Chicago, a facility in Los Angeles or onsite at a seller's facility. These auctions are conducted by an auctioneer, where each product may have a minimum opening price and the product is sold to the highest bidder. In addition, our website contains photographs and more detailed information regarding products that will be available in future live auctions.

     We introduced our AuctionOnline service in November 1999. This service enables sellers to sell their used and surplus medical products, individually or in lots, to the highest bidder in an online auction. Prospective bidders can access a product webpage for each item that typically features a concise product description and full-color image. In addition, a table lists the minimum opening bid, the bid range, the minimum incremental bid, the current winning bidders and the amount of their bids and the time of auction close. After a prospective buyer bids on a product, the corresponding bidder list is instantly updated to reflect the bid and the prospective buyer's new position in the list of bidders. When the auction closes, the highest bidder wins the product at his or her final bid price. Our AuctionOnline service automatically determines the winning bidder and sends an e-mail message to confirm his or her purchase the same day.

     We offer a complete solution for managing used, refurbished and surplus healthcare equipment. We work with sellers to determine which of our three Auction services is the best method for selling their used, refurbished and surplus medical products. Our Auction agreements typically appoint us as seller's agent for the purpose of selling their designated used, refurbished and surplus medical products through any of our Auction services. Purchasers may choose to remit the purchase price to us in a variety of payment methods and we then send these proceeds, net of our commissions and fees and any taxes owed by the purchaser, to the seller within a specified time period. We generally take possession of products sold through our Auction services, and in shipping the sold items to the winning bidders, we transfer the risk of loss or damage to the purchaser once the product leaves our warehouse. We are not responsible for delivery and returns. For products sold through our AdsOnline service for which we do not take possession, payment alternatives, shipping, delivery and return obligations are substantially identical to those for our Shop service.

     We also provide an online asset recovery service that allows sellers to specify that their products initially be offered to their other departments and facilities and subsequently to the public. In addition, the seller may choose to offer unsold products for charitable donation. We have entered into agreements with several IDNs and a number of other healthcare providers to allow them to use this additional service.

     We derive revenue from our Auction service primarily from commissions paid by sellers, equal to a percentage of the sale price. In addition, in our live and online auctions, the purchaser also typically pays a fee, commonly referred to as a buyer's premium, equal to a percentage of the purchase price. We also derive revenues from subscription fees we charge sellers that utilize our asset recovery service.

  Plan

     Our Plan service, first introduced in July 1998 and enhanced in November 1999, provides interactive content to architects, healthcare facility planners and materials managers and purchasers to reduce the complexities of planning and outfitting facilities. Plan offers interactive photographic images of actual rooms and suites from medical facilities that we believe represent industry best practices, together with floor plans and descriptions of products typically used in these rooms. This service allows users to conduct virtual tours of these facilities, providing rich information for considering room plans and equipment purchases. Visitors can zoom in to see room details, including equipment placement, and can navigate to view different parts of the room in these 360 degree panoramic images. Plan currently displays more than 1,000 rooms from the University of Chicago's Center for Advanced Medicine and seven additional facilities, and we intend to continue to add rooms from other advanced facilities. Site visitors can browse a list of departments or can search to find specific rooms.

     The responsibility for designing and equipping facilities is shared by architects, facility and equipment planners and materials managers and purchasers. Because there is little standardized information, these professionals must spend substantial time determining and coordinating project requirements. The information provided through Plan allows these professionals to match facility requirements to real-world examples. This enables these professionals to find necessary information that may not have been included in their original project plans and to move quickly from information gathering to creating designs and equipment lists. Plan associates each room with a list of product categories typically found there. These categories link to our Shop and Auction services, enabling these professionals to view and purchase equipment in a few steps.

     We have recently begun offering suppliers and service providers the ability, for a fee, to sponsor rooms on Plan. By sponsoring rooms that feature one or more of their products or that are associated with the services they provide, suppliers and service providers can use these rooms as part of their own marketing campaigns. As a result of our acquisition of FDI Information Resources, Inc. in November 1999, we began selling licenses for software tools and technical specification information for the construction and redesign of healthcare facility projects. We intend to add new fee-based services to Plan, such as subscription-based access to more detailed content and data.

  Resources

     In addition to our three principal services, since July 1998, we have provided healthcare professionals with information resources to assist them in making informed and efficient purchasing decisions. Healthcare professionals can receive personalized news, review online product and vendor information and obtain information from other websites. In addition, users can access online continuing medical education courses and research regulatory and shipping requirements that may affect the price or delivery of their purchases. In September 1999, we significantly expanded the amount of information that we provide, and organized this information into a separate Resources section of our website to facilitate its use. As a result of our acquisition of U.S. Lifeline, Inc. on March 16, 2000, we intend to provide users with additional healthcare industry and supply-chain information regarding the products available in our marketplace.

  Suppliers

     Shop. As of March 17, 2000, we had online commerce agreements with 204 manufacturers and distributors to list their products on Shop.

     Our agreements with distributors provide listings of products from an additional 1,100 manufacturers. Our agreements with these suppliers provide for the payment to us of a fee equal to a negotiated percentage of the purchase price of products than they sell through Shop. These agreements generally do not require that the supplier list any specific number of products or maintain any listing for any period of time.

     Auction. On Auction, suppliers include hospitals and healthcare organizations liquidating used equipment, manufacturers and distributors selling surplus products and finance companies selling leased equipment at the end of the lease term. We have entered into agreements with a number of Auction suppliers for whom we provide asset recovery services. See "-- Our
Services -- Auction" for a description of these agreements.

     Strategic Supplier Relationships. We work with a number of key suppliers, including Owens & Minor, General Electric Medical Systems or GEMS, and GeriMedix. We currently list from Owens & Minor approximately 1,625 products aimed at traditional physicians' offices for sale through Shop.

     Under our October 1999 agreement, GEMS has agreed to list products on Shop. GEMS also has the option to sponsor rooms on Plan on mutually agreed upon terms, and in the event that it sponsors any rooms, GEMS has agreed to promote Plan to its customers. In addition, GEMS has agreed to use Auction to sell a specified number of items of equipment. This agreement expires in December 2000, subject to automatic renewal unless either party elects to terminate. In connection with this agreement, we issued approximately 275,000 shares of our preferred stock to GE Capital Equity Investments, an affiliate of GEMS, in October 1999. GE Capital Equity Investments, Inc., also purchased 1,760,563 additional shares of preferred stock in our October 1999 financing.

     Under our November 1999 agreement with GeriMedix, a regional distributor of medical products and supplies to the long-term care facility market, we have agreed to collaborate with GeriMedix to enable GeriMedix to offer its products for sale in our online marketplace and through a co-branded website. In connection with this agreement, we purchased 5% of the equity interest of IntraMedix LLC, the majority owner of GeriMedix, for $2.5 million.

PURCHASERS

     Purchasers currently using Shop include physician offices, multi-specialty groups, clinics and other healthcare providers. Buyers for large organizations, such as hospitals, IDNs and GPOs that purchase a large volume of products under negotiated contracts with suppliers, currently use Shop primarily to purchase products for which they do not have existing supplier contracts. We plan to add customer-specific pricing capabilities in order to enable these organizations to use Shop for their purchases of products for which they have contracts.

     Our Auction services have been used by a wide range of healthcare providers to purchase used, refurbished and surplus medical products. We believe that a large percentage of the products that are sold through our Auction services are purchased for use outside the U.S. or in rural communities in the U.S.

     If we are not able to quickly build a critical mass of purchasers who use our services, and increase the use of our services by large healthcare providers, our ability to expand our business would be seriously harmed.

STRATEGIC ALLIANCES

     We enter into alliances with leading Internet, technology and healthcare-related organizations and medical products suppliers to increase usage of our services, broaden the scope of our content, extend the functionality of our technology and build additional marketing resources. We have entered into strategic alliances in the following areas.

     Web Portals. Many healthcare professionals use specific portal websites that provide a variety of healthcare-related information, online interaction and e-commerce services. We believe that, by entering into relationships with companies that operate these websites, we can attract their visitors to use our services and build our brand recognition. We have developed strategic alliances with VerticalNet and Ariba to provide us with increased market visibility and site traffic.

     VerticalNet owns and operates a number of industry-specific websites known as vertical trade communities, including health industry communities such as Medical Design Online, Hospital Networks.com and Nurses.com. Under our agreement, VerticalNet has agreed to use our marketplace to offer any medical products listed for sale on its vertical trade communities, and we have agreed to use VerticalNet to offer any used and excess laboratory products listed for sale on our marketplace. We have also agreed to establish links between our respective websites. In addition, VerticalNet will develop and maintain a co-branded career center and a co-branded training and education center, and will provide us with specified content created for its medical online communities. VerticalNet will also have the non-exclusive right to sell sponsorships on our Plan service website and the exclusive right to sell advertising on the co-branded sites. Our agreement with VerticalNet expires in 2001, subject to automatic renewals for additional one-year periods unless either party elects to terminate.

     We recently entered into a healthcare channel alliance with Ariba. Under the agreement, we will integrate our medical marketplace with Ariba's network in order to offer hospitals and healthcare institutions access to additional products and suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for more information about our agreements with VerticalNet and Ariba.

     Computer and Network Hardware Providers. We believe that alliances with computer hardware providers will help us build recognition of our brand. We have established relationships with Dell Marketing, an affiliate of Dell Computer, and Cisco Systems. We have entered into an agreement with Dell to develop and undertake complementary marketing programs and to link our websites. Our agreement with Cisco provides for complementary marketing efforts and for joint promotional activities. For example, Cisco uses our website as a means of demonstrating its equipment to healthcare providers. As a result, we gain increased exposure of our services to large healthcare organizations. In addition, we agreed to use Cisco technologies in our website. This agreement expires in 2002.

     Technology Partners. We believe that by integrating our services with existing systems used by many purchasers and sellers of medical products, we will further streamline their medical products supply chains. We have entered into an agreement with Superior Consultant, a supplier of Digital Business Transformation(TM) services to large healthcare organizations, including Internet-related services, systems integration, outsourcing and consulting, which enables Superior clients to utilize digital technologies and process innovations to improve their businesses. Under the agreement, we have agreed to market Superior's services to our users, and Superior has agreed to introduce our services to appropriate clients, based on their interests, and to incorporate our services into its Digital Business Transformation(TM) offerings. The agreement also provides for joint marketing activities.

     We are collaborating with SAP, a leading provider of enterprise software, to integrate our services with SAP's R/3 enterprise software product. This integration is intended to further automate the order management and transaction routing process within our marketplace. In addition, we are integrating our services with MySAP.com, SAP's Internet business service.

     We are also working together with enterprise application integrators such as CrossWorlds, TIBCO and STC in order to integrate our marketplace applications and services with purchasers' and suppliers' systems.

     We have entered into a strategic relationship with Ariba which will allow us to offer Ariba's ORMX procurement solution in our marketplace. This solution will further enable us to offer our purchasing customers a mechanism to automate and streamline the procurement process.

     Content Providers. We believe that as we increase the breadth and depth of our content for our online marketplace, we will be able to attract and retain more users. Since content is often expensive and time-consuming to develop, we enter into relationships with other companies to provide content for our marketplace. ECRI, a leading non-profit health services research agency focusing on healthcare technology, provides us with detailed information about medical products and technology and facility planning. NewsReal has created a specialized healthcare headlines service to provide our users with personalized healthcare business news from over 60 different sources. Reuters provides us with its standard healthcare business news feed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of our agreement with ECRI.

     Medical Product Suppliers. We believe that by establishing relationships with key suppliers of medical products, we increase the depth and breadth of the products listed on our online marketplace, and benefit from their marketing resources. We have entered into agreements with Owens & Minor, General Electric Medical Systems and GeriMedix. See "Suppliers -- Strategic Supplier Relationships" for more information about our strategic supplier relationships.

TECHNOLOGY

     In order to establish a secure and reliable marketplace for suppliers and purchasers of new and used medical products, our underlying infrastructure is built on an open, multi-tier, distributed architecture using well-established applications and hardware from leading technology companies such as Sun Microsystems, Netscape and Oracle. Our infrastructure enables us to continuously enhance the features and functionality of our services to meet the evolving needs of our users.

  Infrastructure

     Open Architecture. Our open architecture supports integration with our users' many existing legacy systems. The ability to integrate these diverse systems has enabled us to aggregate a wide range of purchasers and suppliers in our marketplace. Our architecture is based on industry standards enabling us to rapidly introduce new features and functionality.

     Scalability, Performance and Availability. Our highly modular, distributed architecture is designed to enable us to readily add capacity as the number of users and transactions increase on our system. We have fully redundant hardware systems, which when combined with our distributed architecture, enables us to provide our services on an uninterrupted basis, even in the event of partial system failure. By locating our data center at an Exodus Communications hosted facility, we are able to easily and rapidly expand our network bandwidth and maintain the physical security of our systems.

     Secure e-Commerce Marketplace. Our platform contains a variety of features to ensure the secure transmission of business information among multiple trading partners and to protect against communication failures. We use SSL, or secure sockets layer, an Internet security protocol, at appropriate points in the transaction flow to protect user information during transactions. User information is encrypted to provide a high degree of security. Our employees do not have access to user information, except as necessary to perform customer service functions. The system authenticates users through standard secure login and password technologies.

  Functionality

     Our systems are designed to replace manual processes traditionally used by purchasers and suppliers. We have incorporated these processes into an easy-to-use, intuitive online marketplace application and services that can be accessed with standard web browsers, without requiring any special software.

     To support our online marketplace, we have developed customized search technologies to meet the requirements of purchasers of medical products, supplies and equipment. In order to enable users to quickly navigate to individual products, we have incorporated industry standard classifications, which support the purchasing process by grouping items that are similar and by mapping to other industry standard classification systems. We have developed technologies to support customer-specific pricing, requisition management, quick order lists and procurement workflow to help our users replace the manual processes of creating and submitting purchase orders. Furthermore, we plan to integrate the technology we acquired from Pharos Technologies, Inc. with Shop, Auction and Plan to enable users to conduct comprehensive searches on complex product information. The Pharos technology is also designed to allow suppliers to rapidly update and organize their product information from their desktop and publish customized subsets of their product information.

     Although to date we have not experienced unscheduled system interruptions of our online marketplace, outages may occur from time to time as system usage increases. The volume of traffic on our website and the number of transactions being conducted by users has been increasing and will require us to expand and upgrade our technology, transaction processing systems and network infrastructure and add new engineering personnel. We may be unable to accurately project the rate or timing of increases, if any, in the use of our services or timely expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade our systems to keep pace with the growth in demand for capacity could cause the website to become unstable and possibly cease to operate for periods of time. Unscheduled downtime could harm our business.

SALES, MARKETING AND SUPPORT

     We sell our services through our direct field sales force and our internal telemarketing staff. Our direct field sales force focuses on purchasers in physician offices, clinics, hospitals and large healthcare organizations. Our direct field sales force has significant experience in the sale of medical products, equipment and information technology systems. Our telemarketing programs are directed primarily at suppliers of medical products, supplies and equipment. We plan to augment our internal sales resources by working with the sales forces of our strategic partners.

     Our marketing programs include traditional and Internet-based marketing initiatives to increase awareness of the Neoforma.com brand and attract new purchasers and suppliers to our services. These programs include a variety of public relations initiatives, such as participation in industry conferences and trade shows, and ongoing relationships with healthcare, Internet and technology reporters and industry analysts. We also promote our services through advertising in healthcare industry trade journals and business publications. In addition, we conduct web-based marketing activities to attract new users to our online marketplace.

     Our relationships with Internet portals such as VerticalNet and Ariba, suppliers such as General Electric Medical Systems and Owens & Minor, technology companies such as Cisco, Dell and SAP, and professional services providers such as Superior Consultant provide us with additional marketing resources. These companies conduct a number of activities designed to strengthen awareness of our brand and our services.

     Our worldwide sales and marketing group consisted of 94 full-time employees as of December 31, 1999. We intend to expand our sales and marketing group and to establish additional sales offices. Competition for sales and marketing personnel is intense, and we may not be able to attract, assimilate or retain additional qualified personnel in the future.

     We believe that we can strengthen our relationships with purchasers and suppliers by providing good account management, customer support and service. Our customer service group provides ongoing support to customers, including site assistance, product searches, basic product questions and order processing questions.

PRODUCT DEVELOPMENT

     We intend to continue to expand and enhance the functionality of our services. We are currently focusing our product development resources on integrating our services with other information systems used by suppliers and purchasers of healthcare products. In addition, we are developing the capability to allow suppliers to provide customer-specific pricing through Shop, and providing increased functionality to our online Auction service. Our future success, and in particular, our ability to fully address the needs of large healthcare providers, depends on our ability to successfully develop and introduce these capabilities in a timely manner. There are a number of risks and challenges involved in the development of new features and technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Operating Results -- If we fail to develop the capability to integrate our online services with enterprise software systems of purchasers and suppliers of medical products and to enable our services to support customer-specific pricing, these entities may choose not to utilize our online marketplace, which would harm our business."

     Our product development organization includes our product strategy group and our engineering group. The product strategy group is responsible for translating user needs into specifications and prototypes for new functions and services. Our engineering group is responsible for developing the technology that implements these initiatives, and maintaining and improving the technology, infrastructure and databases that we use to provide our services. As of December 31, 1999, our product development organization included 54 full-time employees. Our quality assurance group works with our product development organization throughout the development cycle to ensure that the new features and functions of our website meet our standards. In addition, we have a seven person group that focuses on emerging technologies and market opportunities. In cases requiring specialized expertise, we have augmented the resources of our product development organization with independent contractors.

     Our product development expenses were $179,000 in 1997, $1.5 million in 1998 and $6.8 million in 1999. To date, substantially all software development costs related to our services have been expensed as incurred. We believe that significant investments in product development will be required to remain competitive.

PROPRIETARY RIGHTS AND LICENSING

     Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. Finally, we seek to avoid disclosure of our intellectual property by restricting access to our source code and by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any resulting litigation could result in substantial costs and diversion of resources and could seriously harm our business.

     Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business would be seriously harmed.

COMPETITION

     The online market for medical products, supplies and equipment is new, rapidly evolving and intensely competitive. Our primary competition includes e-commerce providers that have established online marketplaces for medical products, supplies and equipment. These competitors include companies such as Medibuy, Ventro and Cimtek Medical.

     We also face potential competition from a number of sources. Many companies have created websites to serve the information needs of healthcare professionals, providing medical information, discussion groups, bulletin boards and directories. Many of these companies are introducing e-commerce functions that may compete with our services. In addition, providers of online marketplaces and online auction services that currently focus on other industries could expand the scope of their services to include medical products. Existing suppliers of medical products may also establish online marketplaces that offer services to suppliers and purchasers, either on their own or by partnering with other companies. Moreover, live auction houses focusing on medical products may establish online auction services. New companies may also be formed that compete with us.

     Our industry is subject to increasing consolidation and there are a growing number of strategic relationships among industry participants. These trends may intensify competition. For example, Medibuy recently announced its agreement to acquire Premier Health Exchange including a long-term, exclusive agreement to provide e-commerce services for Premier Partners, one of the largest GPOs in the United States. In addition, Johnson & Johnson, General Electric Medical Systems, Baxter International, Abbott Laboratories and Medtronic recently announced that they are creating a healthcare exchange for the purchase and sale of medical products.

     We believe that companies in our market compete to provide services to suppliers based on:

     - brand recognition;

     - number of purchasers using their services, and the volume of their purchases;

     - level of bias, or perceived bias, towards particular suppliers;

     - compatibility with suppliers' existing distribution methods;

     - the amount of the fees charged to suppliers;

     - ease of use and convenience;

     - ability to integrate their services with suppliers' existing systems and software; and

     - quality and reliability of their services.

     In addition, we believe that companies in our market compete to provide services to purchasers based on:

     - brand recognition;

     - breadth, depth and quality of product offerings;

     - ease of use and convenience;

     - ability to integrate their services with purchasers' existing systems and software;

     - quality and reliability of their services; and

     - customer service.

     Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

     - enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;

     - secure services and products from suppliers on more favorable terms;

     - devote greater resources to marketing and promotional campaigns;

     - secure exclusive arrangements with buyers that impede our sales; and

     - devote substantially more resources to website and systems development.

     Our current and potential competitors' services may achieve greater market acceptance than ours. Our existing and potential competitors may have longer operating histories in the medical products market, greater name recognition, larger customer bases or greater financial, technical and marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to purchasers and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our purchaser and supplier base, or retain our current purchasers and suppliers. We may not be able to compete successfully against current and future competitors and competition could seriously harm our revenue, gross margins and market share.

EMPLOYEES

     As of December 31, 1999, we had 269 full-time employees, including 54 in product development, 94 in sales, marketing and customer service, 16 in business development, 72 in operations, and 33 in general and administrative functions. Our future success will depend in part on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good. We also use independent contractors to support our services. We use a firm based in India to digitize and format product information for our Shop service. We plan to use a third party specializing in Internet support to respond to our most common customer service requests. We also use independent contractors for specific product development services requiring specialized expertise.

ITEM 2. PROPERTIES

FACILITIES

     Our executive, administrative and operating offices are located in approximately 33,378 square feet of leased office space located in Santa Clara, California under leases originally scheduled to expire in April 2004 and September 2006. We recently entered into an agreement to sublease approximately 116,000 square feet of office space in San Jose, California under a sublease that is scheduled to expire in March 2007. We intend to relocate our executive, administrative and operating offices to this San Jose facility and have entered into agreements to terminate our leases in Santa Clara. We also maintain 19,875 square feet of office and warehouse space for our AuctionLive service in the metropolitan area of Chicago, Illinois. We have also entered into a lease for a second warehouse in the Chicago, Illinois metropolitan area, expiring in November 2001, to provide an additional 120,000 square feet of space to store consigned items until they are sold in auctions. We are seeking to lease a warehouse in Los Angeles, California for our Auction services.

ITEM 3. LEGAL PROCEEDINGS

     In a letter dated January 14, 2000, Forma Scientific, Inc., an affiliate of Thermo Electron Company, notified us that it believes our use of the "Neoforma" and "Neoforma.com" trademarks violates its trademark rights in "Forma" and "Forma Scientific," and asked us to discontinue use of our trademarks. Forma Scientific has filed a complaint in the United States District Court for the Southern District of Ohio, Eastern Division alleging trademark infringement, violation of the Ohio Deceptive Trade Practices Act, unfair competition and other claims and seeking compensatory damages and punitive damages, preliminary and permanent injunctive relief and transfer of the Neoforma.com Internet domain name to Forma Scientific. Forma Scientific provided us with a courtesy copy, but has not served us with this complaint. We believe that we have meritorious defenses to Forma Scientific's claims and intend to vigorously defend ourselves in any litigation that may arise from these claims. If any litigation were to be decided adversely to us, we could be enjoined from future use of the names Neoforma and Neoforma.com and we might be required to pay damages to Forma Scientific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Operating Results -- We have received notice of a trademark infringement claim brought by a third party and we may be subject to further intellectual property claims and if we were to subsequently lose our intellectual property rights, we could be unable to operate our current business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the forth quarter of 1999, our stockholders also approved, by written consent, an amendment of our certificate of incorporation to authorize a Series E preferred stock and to establish the rights, privileges and preferences of each class or series of our capital stock outstanding at that time. The foregoing resolution was approved with 27,893,916 shares out of 34,946,053 or 80% voting in favor.

     During the fourth quarter of 1999, our stockholders also approved, by written consent, the following resolutions in connection with our initial public offering: amendment and restatement of our certificate of incorporation to change our corporate name; amendment and restatement of our certificate of incorporation to increase the authorized number of shares; approval of our current certificate of incorporation; approval of our 1999 Equity Incentive Plan; approval of our 1999 Employee Stock Purchase Plan and approval of director and officer indemnity agreements. The foregoing resolutions were approved with 45,124,670 shares out of 53,276,559 or 85% voting in favor.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth information regarding our executive officers and directors as of December 31, 1999:

                NAME                   AGE                         POSITION
                ----                   ---                         --------
Robert J. Zollars....................  42    Chairman, President and Chief Executive Officer
Jeffrey H. Kleck.....................  39    Co-founder and Senior Vice President
Wayne D. McVicker....................  40    Co-founder, Senior Vice President, President of
                                             Neoforma Plan and Director
Frederick J. Ruegsegger..............  44    Chief Financial Officer
Bhagwan D. Goel......................  36    Executive Vice President of Products and Services
Robert Flury.........................  49    Senior Vice President of Business Development
Daniel A. Eckert.....................  35    Executive Vice President of Sales and President of
                                             Neoforma Shop
Robert W. Rene.......................  42    Executive Vice President of Strategy and Chief
                                             Marketing Officer
S. Wayne Kay.........................  49    Senior Vice President of Supply-Chain Development
Erik Tivin...........................  34    Senior Vice President of Auction Services and
                                             President of Neoforma GAR, Inc.
David Douglass.......................  47    Director
Terence Garnett......................  42    Director
Madhavan Rangaswami..................  44    Director
Richard D. Helppie...................  43    Director
Andrew J. Filipowski.................  49    Director

     Robert J. Zollars has served as our Chairman, President and Chief Executive Officer since July 1999. From January 1997 to July 1999, he served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company, where he was responsible for four of its wholly-owned subsidiaries: Pyxis Corporation, Owen Healthcare, Inc., Medicine Shoppe International and Cardinal Information Corporation. From January 1992 to December 1996, he served as President of Hospital Supply, Scientific Products and U.S. Distribution of Baxter Healthcare Corporation, which in October of 1996 was spun off as Allegiance Corporation, a healthcare products and service company. Mr. Zollars holds an M.B.A. in finance from John F. Kennedy University and a B.S. in marketing from Arizona State University.

     Jeffrey H. Kleck has served as a Senior Vice President since July 1999, and co-founded Neoforma.com in April 1996. Dr. Kleck served as our Chief Executive Officer from March 1996 to July 1999 and as one of our directors from April 1996 to October 1999. Dr. Kleck was a senior engineer from June 1991 to February 1997 and Marketing Product Manager from February 1997 to February 1998 at Varian Associates, Inc., a manufacturer of medical radiology equipment. He is a visiting scientist at Los Alamos Laboratory. Dr. Kleck holds a Ph.D. in biomedical physics from, and is a member of the faculty of the School of Medicine at, the University of California, Los Angeles. He holds an M.S. in engineering management from Stanford University and M.S. and B.S. degrees in nuclear engineering from Texas A&M University.

     Wayne D. McVicker has served as our Senior Vice President and President of Neoforma Plan since October 1999 and as a director since April 1996. Mr. McVicker co-founded Neoforma.com in April 1996, and served as our President from April 1996 to February 1999 and as our Vice President of Strategy from February 1999 to October 1999. From September 1987 to February 1997, Mr. McVicker worked at Varian Associates, Inc., as manager of its architectural planning department. In addition, Mr. McVicker is a licensed architect.

     Frederick J. Ruegsegger has served as our Chief Financial Officer since July 1999. From December 1996 to July 1999, Mr. Ruegsegger worked at Axys Pharmaceuticals, Inc., a biopharmaceutical company, most recently as Senior Vice President of Finance and Corporate Development and Chief Financial Officer. From July 1993 to December 1996, Mr. Ruegsegger was President, Chief Executive Officer and a director of EyeSys Technologies Inc., an eye care diagnostic equipment and software company. Mr. Ruegsegger holds a Master of Management from
J. L. Kellogg Graduate School of Management, Northwestern University, and a B.S. in economics from the University of Illinois.

     Bhagwan D. Goel has served as our Executive Vice President of Products and Services since October 1999. From October 1998 to September 1999, Mr. Goel was Senior Vice President and General Manager, Commerce at InfoSeek Corporation, a provider of Internet services and software. From October 1996 to September 1998, Mr. Goel was Vice President of Products and Services at Internet Shopping Network Inc., an online retailer. From November 1993 to October 1995, Mr. Goel was Vice President of Product Development at Worldview Systems Corporation, a provider of online travel information. From October 1989 to October 1995, Mr. Goel worked at Knowledgeset Corporation, a software company that provides electronic retrieval systems, most recently as Director of Product Development. Mr. Goel holds an M.S. in electrical engineering from the University of Toledo and a B.S. in electrical engineering from the Indian Institute of Technology, New Delhi.

     Robert Flury has served as our Senior Vice President of Business Development since February 1999. From December 1997 to January 1999, Mr. Flury was Vice President and General Manager of the healthcare business unit at PeopleSoft Inc., an enterprise software company. From February 1997 to December 1997, Mr. Flury was a senior vice president at Visix Software Inc., a software company. From October 1994 to February 1997, Mr. Flury was a Senior Vice President of the middleware line of business at Software AG, an enterprise software company. Mr. Flury is a C.P.A. and holds an M.B.A. and a B.B.A. in accounting from Georgia State University.

     Daniel A. Eckert has served as our Executive Vice President of Sales since August 1999 and President of Neoforma Shop since November 1999. From April 1998 to August 1999, Mr. Eckert was President and Chief Operating Officer of Fisher Healthcare, a division of Fisher Scientific International, which is a distributor of medical products. From September 1992 to April 1998, Mr. Eckert held several positions at McKesson Corporation, including Senior Vice President of Corporate Sales for the Health Systems Group, Senior Vice President of Sales and Marketing for McKesson/General Medical Corporation and Vice President of Acute Care. Mr. Eckert holds an A.B. degree in English and political science from Occidental College, and completed the Fuqua School of Business' Healthcare Distributor Executive Program at Duke University.

     Robert W. Rene has served as our Executive Vice President of Strategy and Chief Marketing Officer since December 1999. From April 1999 to December 1999, Mr. Rene was a strategy, marketing and Internet business development consultant to e-commerce companies. From January 1998 to April 1999, Mr. Rene was Executive Vice President, Marketing at United Paramount Network, a television network. From April 1996 to September 1997, Mr. Rene held several positions at Americast, a company which provides digital cable service, including Senior Vice President, Marketing/Strategy/Business Development, Chief Marketing Officer and Senior Vice President, Marketing/Advertising. From December 1993 to March 1996, Mr. Rene held several positions at Young & Rubicam, Inc., a marketing and communications enterprise, including Senior Vice President, Marketing/Corporate Ventures and Account Managing Director. Mr. Rene holds a J.D. and an M.B.A. from Stanford University and a B.A. in Economics/Government from Cornell University.

     S. Wayne Kay has served as our Senior Vice President of Supply-Chain Development since December 1999. From February 1994 to December 1999, Mr. Kay was the President and Chief Executive Officer of the Health Industry Distributors Association, a business trade association of medical products distributors and home healthcare providers. Mr. Kay holds a B.S. in microbiology from Virginia Tech, a B.A. in Business Administration from the University of San Francisco and an M.B.A. from Pepperdine University.

     Erik Tivin has served as our Senior Vice President of Auction Services and President of Neoforma GAR, Inc. since August 1999. From July 1998 to August 1999, Mr. Tivin served as owner and President of General

Asset Recovery, LLC., a live auction house, which was acquired by Neoforma.com. From January 1990 to July 1998, he served as President of General Industrial Tool, a wholesale industrial equipment company.

     David Douglass has served as one of our directors since February 1999. Since February 1990, Mr. Douglass has served as a General Partner at Delphi Ventures L.P., a venture capital firm. Mr. Douglass holds an M.B.A. from Stanford University and a B.A. in political science from Amherst College.

     Terence Garnett has served as one of our directors since April 1998. Mr. Garnett has been a managing director of Garnett Capital since January 2000. Before joining Garnett Capital, from April 1995 to December 1999, Mr. Garnett was a venture partner of Venrock Associates, a venture capital firm. From August 1994 to April 1995, Mr. Garnett was a private investor. From October 1991 to August 1994, he was a senior vice president of worldwide marketing and business development and senior vice president of the new media division at Oracle Corporation, a software company. He also serves as a director of Niku Corp., CrossWorlds Software, Inc. and several other private companies. Mr. Garnett holds an M.B.A. from Stanford University and a B.S. in computer science from the University of California, Berkeley.

     Madhavan Rangaswami has served as one of our directors since April 1998. Since February 1997, Mr. Rangaswami has served as a Managing Director at Sand Hill Group LLC, a consulting and private investment company. From March 1995 to March 1996, Mr. Rangaswami served as Vice President of Worldwide Marketing at the Baan Company N.V., an enterprise software company. Prior to that, he held executive positions at Avalon Software Inc., a software company, and Oracle Corporation. Mr. Rangaswami holds an M.B.A. from Kent State University, and degrees in law and accounting from the University of Madras.

     Richard D. Helppie has served as one of our directors since October 1999. Since August 1996, he has served as Chairman of the board of directors and Chief Executive Officer of Superior Consultant Holdings Corporation, a consulting firm comprised of two subsidiaries founded by Mr. Helppie, Superior Consultant Company, Inc. and UNITIVE Corporation. He has served as Chairman of the board of directors and Chief Executive Officer of Superior Consultant Company, a healthcare management and information systems consulting firm, since 1984 and as Chief Executive Officer of UNITIVE Corporation, a information technology consulting firm, since 1993. He has also served as President of Clearwater Aviation Company, Inc. since 1993. In addition, Mr. Helppie is a director of drkoop.com, Inc.

     Andrew J. Filipowski has served as one of our directors since October 1999. He is the President, Chief Executive Officer and Chairman of the Board of divine interVentures, inc., a venture investment firm that he co-founded in May 1999. He is also Chairman of the Board of PLATINUM Venture Partners, Inc., a venture investment firm that he founded in February 1992. Mr. Filipowski founded PLATINUM technology, inc. in April 1987 and served as its President, Chief Executive Officer and Chairman of the Board until it was acquired by Computer Associates in June 1999. PLATINUM technology, inc. was a software company that produced, acquired and distributed system software tools. Mr. Filipowski serves on the board of directors of Blue Rhino Corporation, Bluestone Software, Inc., eShare Technologies, Inc., Platinum Entertainment, Inc., and System Software Associates, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been traded on the Nasdaq National Market under the symbol "NEOF" since January 24, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock.

     On March 17, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $29.19 per share.

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile.

RECENT SALES OF UNREGISTERED SECURITIES

     In the fourth quarter of 1999, we issued and sold 5,043,718 shares of our common stock for aggregate consideration of $7.7 million pursuant to the exercise of previously granted stock options by 121 employees. In October 1999, we issued and sold 12,418,633 shares of Series E and Series E-1 Preferred Stock to a group of investors for aggregate consideration for $5.68 per share and issued 275,000 shares of Series E-1 Preferred Stock in connection with a strategic alliance. In October 1999, we also issued a warrant to purchase 436,623 shares of common stock at a price of $0.10 per shares to an executive search firm. In November 1999, we issued 176,057 shares of Series E Preferred Stock to investors at a price of $5.68 per share and also issued 350,000 shares of common stock to the former shareholders of FDI Resources, Inc. in connection with our acquisition of FDI. Each share of Series E and Series E-1 Preferred Stock automatically converted into one share of our common stock upon the closing of our initial public offering. The preferred stock issuances in the fourth quarter of 1999 described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The issuances of shares of our common stock in connection with the exercise of stock options were either made in reliance upon the exemption from registration set forth in Rule 701 of the Securities Act or in reliance on Section 4(2). None of these issuances involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting discounts or commissions were paid.

HOLDERS OF RECORD

     As of March 17, 2000, there were approximately 295 holders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

USE OF PROCEEDS

     We sold 8,050,000 shares of common stock, in our initial public offering, pursuant to a Registration Statement on Form S-1 (File No. 333-89077), which was declared effective by the Securities and Exchange Commission on January 21, 2000. The managing underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens Inc. and William Blair & Company, L.L.C. The aggregate gross proceeds of the offering were $104.7 million. Our total expenses in connection with the offering were approximately $9.2 million, of which $7.3 million was for underwriting discounts and commissions and $1.9 million was for other expenses paid to persons other than our directors or officers, persons owning more than 10 percent of any class of our equity securities, or our affiliates. Our net proceeds from the offering were approximately $95.4 million. The net offering proceeds have been used for general corporate purposes, including sales and marketing, product development and working capital. We also paid $3.5 million to the former shareholders of U.S. Lifeline, Inc., or USL, in connection with our acquisition of USL in March 2000 and $3.0 million in connection with an investment in Pointshare, Inc. in March 2000. Funds that have not been used have been invested in short-term, investment grade securities. We also may use a portion of the net proceeds to acquire or invest in additional businesses, technologies, products or services.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the period from inception (March 6, 1996) through December 31, 1996, and for the years ended December 31, 1997, 1998 and 1999 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this report. The consolidated balance sheet data as of December 31, 1996 are derived from audited financial statements not included in this report. When you read this selected consolidated financial data, it is important that you also read the historical financial statements and related notes included in this report, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

     See Note 2 of notes to consolidated financial statements for an explanation of the determination of the number of shares used in computing per share amounts.

                                                              PERIOD FROM INCEPTION              YEAR ENDED
                                                               (MARCH 6, 1996) TO               DECEMBER 31,
                                                                  DECEMBER 31,         -------------------------------
                                                                      1996              1997        1998        1999
                                                              ---------------------    ------     --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  Transaction fees..........................................         $   --            $   --     $     --    $    929
  Website sponsorship fees and other........................             --                --           --          75
                                                                     ------            ------     --------    --------
    Total revenue...........................................             --                --           --       1,004
Operating Expenses:
  Operations................................................             --                --          627       5,006
  Product development.......................................             31               179        1,491       6,813
  Selling and marketing.....................................            111               153        1,409      14,303
  General and administrative................................             54                76        1,075       9,566
  Amortization of intangibles...............................             --                --           --         715
  Amortization of deferred compensation.....................             --                --            5      13,211
  Cost of warrant issued to recruiter.......................             --                --           --       2,364
                                                                     ------            ------     --------    --------
    Loss from operations....................................           (196)             (408)      (4,607)    (50,974)
Other Income (Expense):
  Interest income...........................................             --                --           66         659
  Interest expense..........................................             --               (15)         (22)       (676)
  Other.....................................................            142                 7           --         (29)
                                                                     ------            ------     --------    --------
    Net loss................................................         $  (54)           $ (416)    $ (4,563)   $(51,020)
                                                                     ======            ======     ========    ========
Basic and diluted net loss per share........................         $(0.01)           $(0.05)    $  (1.65)   $ (19.15)
                                                                     ======            ======     ========    ========
Weighted-average shares -- basic and diluted................          8,000             8,083        2,762       2,664
                                                                     ======            ======     ========    ========
Pro forma basic and diluted loss per share (unaudited)......                                      $  (0.36)   $  (1.63)
                                                                                                  ========    ========
Weighted-average shares -- pro forma basic and diluted
  (unaudited)...............................................                                        12,848      31,282
                                                                                                  ========    ========

                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                              1996    1997      1998        1999
                                                              ----    -----    -------    --------
                                                                         (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments..........  $  7    $  32    $   812    $ 46,775
Working capital.............................................    38      (23)       214      36,888
Total assets................................................    51       55      1,672      77,369
Notes payable, less current portion.........................    75      385        279       7,743
Mandatorily redeemable convertible preferred stock..........    --       --      3,884      88,812
Total stockholders' equity (deficit)........................   (34)    (390)    (3,155)    (31,863)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "-- Factors That May Affect Operating Results" and elsewhere in this report.

OVERVIEW

     Neoforma.com is a leading provider of business-to-business e-commerce services in the large and highly fragmented market for medical products, supplies and equipment. Our marketplace aggregates suppliers of a wide range of new and used medical products and presents their offerings to the physicians, hospitals and other healthcare organizations that purchase these products. We believe that our services will streamline the procurement processes and extend the reach of existing sales and distribution channels, as well as reduce transaction costs for both buyers and sellers of medical products, supplies and equipment.

     We offer three primary services. Our Shop service provides a unified marketplace where purchasers can easily identify, locate and purchase new medical products and suppliers can access new customers and markets. Healthcare providers can use Shop to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service creates an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provides interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believe represent industry best practices, together with floor plans and information about the products in the room. This information helps reduce the complexities of planning and outfitting facilities, which we believe increases the appeal of our website to the facility planners responsible for many product purchasing decisions.

     We incorporated on March 4, 1996. From inception, our operating activities have related primarily to the initial planning and development of our marketplace and the building of our operating infrastructure. We first introduced the Neoforma.com website in 1997 and have since released a number of enhancements to provide new services and content. Initially, our website provided only information for healthcare professionals. We began offering e-commerce services with the introduction of our initial Auction service, AdsOnline, in May 1999 and expanded our services with the introduction of our second Auction service, AuctionLive, in August 1999, our third Auction service, AuctionOnline, in November 1999 and Shop in August 1999. Since we introduced our Auction and Shop services, we have focused on expanding and enhancing our services, establishing relationships with suppliers of medical products, expanding our purchaser base, developing strategic alliances, promoting our brand name and building our operating infrastructure.

     We have recognized limited revenue to date. We expect that our principal source of revenue will be transaction fees paid by the sellers of medical products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the medical products sold through Shop or Auction. We expect our Plan service to facilitate transactions on our Shop and Auction services by linking Plan content to products and equipment listed on Shop and Auction. We recognize transaction fees as revenue when the seller confirms a purchaser's order. For live and online auction services, we recognize seller transaction fees, as well as a buyer's premium, when the product is sold. We also expect to receive revenue from the following sources:

     - sponsorship fees paid by sellers of medical products and services used in planning and outfitting healthcare facilities in exchange for the right to feature their brands and products on our Plan service;

     - subscription fees paid by healthcare providers and manufactures and distributors of medical products for our management and disposition of their used medical equipment through our asset recovery service on Auction;

     - license fees from the sale of software tools and related technical information for the equipping and planning of healthcare facilities;

     - development fees from participating sellers to digitize their product information for display on our website; and

     - product revenue related to the sale of medical equipment that we purchase for resale through our live and online auction services.

     Development fees are recognized as development services are performed. Sponsorship and subscription fees will be recognized ratably over the period of the agreement. Product revenue representing the difference between the amount we pay for the equipment and the price paid on resale is recognized when the product is shipped or delivered, depending on the shipping terms associated with each transaction. With respect to software licenses, we expect to generally recognize revenue upon shipment of the product and will recognize revenue from related service contracts, training and customer support ratably over the period of the related contract.

     Our operating expenses have increased significantly since our inception, and the rate of this increase has accelerated since our introduction of our Auction and Shop services. These increases are primarily due to additions to our staff as we have expanded all aspects of our operations. During fiscal 1999, we incurred expenses in the amount of $3.1 million, including $2.4 million related to the valuation of a warrant issued to an executive search firm, in connection with the hiring of Robert J. Zollars, our Chief Executive Officer, and five other executive officers who have been hired since February 1999. As a result of our expansion, we have grown from six employees as of December 31, 1997, to 59 full-time employees as of December 31, 1998, to 269 full-time employees as of December 31, 1999.

     On August 6, 1999, we acquired General Asset Recovery LLC, or GAR, a live auction house and asset management company focused on medical products. The total purchase price was approximately $9.7 million, including $1.7 million in cash, the issuance of a promissory note in the principal sum of $7.8 million, the assumption of $100,000 in liabilities and acquisition-related expenses of approximately $100,000. The promissory note is payable over five years and bears interest at 7% per annum. This acquisition was accounted for using the purchase method of accounting. As a result of this acquisition, we began recording an aggregate of approximately $9.7 million in goodwill beginning in the third quarter of fiscal year 1999, which will be amortized on a straight-line basis over a seven-year period.

     In November 1999, we acquired certain assets of FDI Information Resources, LLC, a company in the business of developing and licensing equipment planning software. Under the terms of the agreement, we acquired the rights to software and certain customer contracts. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $3.4 million consisted of 350,000 shares of common stock valued at approximately $3.2 million, estimated assumed liabilities of approximately $97,000 and estimated acquisition-related expenses of approximately $112,000. In the initial allocation of the purchase price, $240,000, $600,000 and $2.5 million were allocated to acquired software, assembled workforce and trade names and goodwill, respectively. The acquired software, assembled workforce and trade names and goodwill will be amortized over an estimate useful life of three years.

     In order to acquire certain software and technology for use in our Shop, Auction and Plan services, on January 18, 2000 we acquired Pharos Technologies, Inc., a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $22.8 million consisted of approximately 2,000,000 shares of common stock valued at approximately $22.0 million, forgiveness of loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over a period of the original terms of the shares, which specify a vesting period of four years. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million were allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was charged to expense during the first quarter of fiscal 2000. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of three years. The goodwill will be amortized over an estimated useful life of five years.

     On March 16, 2000, we acquired U.S. Lifeline, Inc., or USL, a healthcare content company. With one of the largest supply chain databases in the industry, USL provides supply chain information to senior-level executives in the manufacturing, distribution, provider and GPO communities through web-based subscription products, industry newsletters and research. The total purchase price of $6.3 million consisted of 61,283 shares of our common stock valued at approximately $2.8 million and $3.5 million in cash. This acquisition will be accounted for using the purchase method of accounting.

     On March 24, 2000, we entered into an agreement to acquire all of the outstanding capital stock of EquipMD, Inc., a privately held business-to-business procurement company serving a wide range of purchasing needs of 15,000 physicians in approximately 4,000 practices. Under the terms of the agreement, we will acquire all of the outstanding capital stock and options of EquipMD for approximately 5.4 million shares of our common stock. Consummation of the acquisition, which will be accounted for as a purchase transaction, is expected in the second quarter of this year, subject to customary closing conditions.

     Since inception, we have incurred significant losses and, as of December 31, 1999, had an accumulated deficit of $56.1 million. We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will increase significantly due to substantial increases in our expenses for sales and marketing, product development, operating infrastructure, general and administrative staff and development of strategic alliances.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the online market for the purchase and sale of new and used medical products, supplies and equipment. To address these risks, we must, among other things, expand the number of users of our online services, enter into new strategic alliances, increase the functionality of our services, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

RESULTS OF OPERATIONS

     Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indication of future performance.

  Year Ended December 31, 1998 as Compared to Year Ended December 31, 1999

     Revenue. Since inception, we have been in the development stage and have had only limited revenue. We had total revenue of $1.0 million for the year ended December 31, 1999 primarily from transaction fees paid by sellers of medical products using our AuctionLive service. We did not have any revenue for the year ended December 31, 1998. For the year ended December 31, 1999, the gross value of transactions was approximately $3.6 million, which resulted in net revenue for Neoforma.com's Shop, Auction and Plan services of $83,000, $916,000 and $5,000, respectively.

     Operations. Operations expenses consist primarily of expenditures for digitizing and inputting content and for the operation and maintenance of our website. These expenditures consist primarily of fees for independent contractors and personnel expenses for our customer support and site operations personnel. Operations expenses increased from approximately $627,000 for the year ended December 31, 1998 to $5.0 million for the year ended December 31, 1999. The increase was primarily due to an increase in operations personnel costs, and an increase in payments to third party consultants. These increases were primarily due to hiring personnel and increased expenditures for digitizing and inputting content and for the enhancement of the infrastructure of our website. We expect our operations expenses to significantly increase as we expand our operating infrastructure and add content and functionality to our website.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our services and website. Product development expenses increased from $1.5 million for the year ended December 31, 1998 to $6.8 million for the year ended December 31, 1999. The increase was primarily due to an increase in personnel costs, and an increase in fees paid to third parties. These increases were primarily due to hiring personnel and increased expenses incurred during development of our Auction and Shop services. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from approximately $1.4 million for the year ended December 31, 1998 to $14.3 million for the year ended December 31, 1999. The increase was primarily due to an increase in sales and marketing personnel costs, an increase in expenses related to travel, an increase in expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliances with Superior Consultant and VerticalNet. These increases were primarily due to significant expansion of our sales and marketing efforts and the hiring of additional sales and marketing personnel. We intend to significantly increase our selling and marketing expenses as we expand our sales force and invest in new marketing campaigns. In addition, we expect to continue to make significant payments in connection with our strategic alliances with Superior Consultant, VerticalNet, ECRI and Ariba, which will further increase our selling and marketing expenses in the periods in which these payments are made. See "-- Liquidity and Capital Resources."

     General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased from approximately $1.1 million for the year ended December 31, 1998 to $9.6 million for the year ended December 31, 1999. The increase was primarily due to an increase in executive and administrative personnel costs related to the hiring of our chief executive officer, our chief financial officer and additional finance, accounting and administrative personnel, an increase in recruiting, legal and accounting and litigation settlement expenses, primarily as a result of the litigation expenses with respect to the hiring of one of our executive officers, and an increase in expenses related to other consultants, in each case associated with our growth. We expect general and administrative expenses to increase as we continue to expand our staff and incur additional costs to support the growth of our business and the costs of being a public company. We further expect our general and administrative expenses to increase due to the integration of GAR, FDI, Pharos and USL with our business.

     Amortization of Intangibles. Intangibles include goodwill and the value of software purchased in acquisitions. Intangibles are amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased to $715,000 for the year ended December 31, 1999. The increase was a result of the acquisition of GAR in August 1999 and FDI in November 1999. We expect that the amortization of intangibles will increase significantly in future periods due to our recent and pending acquisitions.

     Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the exercise price of stock options and the estimated fair value for accounting purposes of the underlying stock. Deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998 and for the year ended December 31, 1999, we recorded deferred compensation of $60.6 million. For the year ended December 31, 1999, we recognized amortization of deferred compensation of $13.2 million.

     At December 31, 1999, the remaining deferred compensation of approximately $47.4 million will be amortized as follows: $25.2 million during fiscal 2000, $13.3 million during fiscal 2001, $6.7 million during fiscal 2002 and $2.2 million during fiscal 2003. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     Cost of Warrant Issued to Recruiter. For the year ended December 31, 1999, we recorded $2.4 million related to the valuation of a warrant issued to an executive search firm in connection with services rendered in the search for our Chief Executive Officer.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the year ended December 31, 1999 was $659,000 compared to $66,000 for the year ended December 31, 1998. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of our issuance of preferred stock in February and October 1999. Interest expense increased from $22,000 for the year ended December 31, 1998 to $676,000 for the year ended December 31, 1999, primarily as a result of the amortization of the fair value of a warrants issued in connection with debt. Other income for the year ended December 31, 1999 was $29,000.

     Income Taxes. As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $31.5 million which will be available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2013 through 2018. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See Note 12 of notes to consolidated financial statements.

  Period From Inception to December 31, 1996, as Compared to Year Ended December 31, 1997 as Compared to Year Ended December 31, 1998

     Revenue. We had no revenue for the period from inception to December 31, 1998.

     Operations. We had no operations expenses in 1996 and 1997. We began operating and maintaining our website and acquiring and processing content in 1998, and as a result, incurred operations expenses of $627,000.

     Product Development. Product development expenses increased from $31,000 in 1996 to $179,000 in 1997 to $1.5 million in 1998. The increase in 1998 was primarily due to increased personnel expenses as we developed features and added functionality to our website.

     Selling and Marketing. Selling and marketing expenses increased from $111,000 in 1996 to $153,000 in 1997 to $1.4 million in 1998. The increase in
1998 was primarily due to the significant expansion of our sales and marketing efforts and the hiring of additional sales and marketing personnel.

     General and Administrative. General and administrative expenses increased from $54,000 in 1996 to $76,000 in 1997 to $1.1 million in 1998. The increase in 1998 was primarily due to expenses related to increased personnel, professional service fees and facility expenses associated with our growth.

     Amortization of Deferred Compensation. Amortization of deferred compensation for the fiscal year ended December 31, 1998 was $5,000. No amortization of deferred compensation was expensed for fiscal years 1997 or 1996.

     Other Income (Expense). Interest income increased from none in 1996 and 1997 to $66,000 in 1998. The increase in interest income was due to an increase in cash and cash equivalents that resulted from our issuance of preferred stock during 1998. Interest expense increased from none in 1996 to $15,000 in 1997 to $22,000 in 1998. Other income was $142,000 in 1996, $7,000 in 1997 and none in
1998. Other income was primarily related to fees received from projects unrelated to our current business model.

     Income Taxes. As of December 31, 1998, we had federal and state net operating loss carryforwards of approximately $4.5 million which will be available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2013 through 2018. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history.

     Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See
Note 12 of notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we completed our initial public offering and issued 8,050,000 shares of our common stock at an initial public offering price of $13.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.4 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $89.0 million through December 31, 1999. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of December 31, 1999, we had outstanding bank, other borrowings and notes payable related to the GAR acquisition of $11.1 million. As of December 31, 1999, we had approximately $25.3 million of cash and cash equivalents.

     In June 1998, we entered into a $750,000 secured credit facility with Silicon Valley Bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, we converted the $433,000 of outstanding equipment loans into a term loan due July 2000. Our term loans from Silicon Valley Bank bear interest at the lender's prime rate (8.25% as of December 31, 1999). At December 31, 1999, there were no borrowings outstanding under the term loan and $404,000 outstanding under the equipment loan. This facility is secured by substantially all of our assets other than equipment. In consideration for this credit facility, we granted Silicon Valley Bank a warrant to purchase 45,000 shares of common stock at an exercise price of $0.77 per share. In consideration for the conversion of our equipment loan to a term loan and the release of its security interest in equipment, we granted Silicon Valley Bank a warrant to purchase 10,000 shares of common stock at an exercise price of $1.18 per share.

     In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 228,813 shares of common stock at $1.18 per share. As of December 31, 1999, the outstanding balance on the note was approximately $1.7 million.

     In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of December 31, 1999, we had outstanding approximately $2.1 million in hardware loans due September 2003 and approximately $254,000 in software loans due March 2002. This facility is secured by the computer equipment purchased with the loans. In connection with this facility, we issued Comdisco a warrant to purchase 137,711 shares of common stock at $1.18 per share.

     In August 1999, as a result of the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per annum. As of December 31, 1999, the outstanding balance on the note was approximately $6.9 million.

     In May 1999, we entered into an agreement with ECRI, a non-profit health services research agency focusing on healthcare technology. The agreement provides us with content from ECRI's database of information about medical products and manufacturers and a license to use elements of its classification system. In addition, the agreement provides for joint marketing activities and collaboration in the development of Plan's database of product and vendor information. This agreement requires us to make revenue sharing payments to ECRI during the three-year term of the agreement and for two years following expiration or termination of the agreement based on a percentage of revenue derived from our Plan service. During the second and third years of the term of the agreement, we are required to pay to ECRI a minimum nonrefundable fee equal to $600,000 per year, which shall be credited against any revenue sharing payments payable to ECRI.

     In October 1999, we entered into an agreement with Superior Consultant Company, Inc., a wholly owned subsidiary of Superior Consultant Holdings Corporation, providing for collaboration between us and Superior. Superior is a supplier of Digital Business Transformation(TM) services to large healthcare organizations, including Internet-related services, systems integration, outsourcing and consulting, which enable Superior clients to utilize digital technologies and process innovations to improve their businesses. Under the agreement, we have agreed to market Superior's services to our users, and Superior has agreed to introduce our services to appropriate clients, based on their interests, and to incorporate our services into its Digital Business Transformation(TM) offerings. The agreement also provides for joint marketing activities. In consideration, we have agreed to make payments to Superior in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma.com e-commerce transaction revenue and potential fixed payments based on the success of our joint marketing activities. We have also agreed to utilize Superior's services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from Superior, at a discount from Superior's standard fees. Our agreement with Superior expires in October 2002. As of December 31, 1999 we had paid Superior $1.5 million.

     In October 1999, we entered into an agreement with Dell Marketing, L.P. pursuant to which we agreed to develop complementary marketing programs with Dell and establish hyperlinks between our respective websites. We agreed to use Dell as our exclusive supplier of desktops, portables, workstations, servers and storage devices unless such products did not meet our reasonable technical requirements. We also agreed to purchase at least $5.0 million of Dell products and $100,000 of data center consulting services. As of December 31, 1999 we had purchased $1.5 million in equipment from Dell.

     In November 1999, we entered into a co-branding agreement with VerticalNet, Inc. Under the agreement, VerticalNet will transfer to our website all listings of new and used medical products offered for sale through its website (on an exclusive basis to the extent it has the right to do so), and we will transfer to VerticalNet all listings of used and excess laboratory products offered for sale on our website (on an exclusive basis to the extent we have the right to do so). We have also agreed to establish links between our respective websites. In addition, VerticalNet will develop and maintain a co-branded career center and a co-branded training and education center, and will provide us with specified content created for its medical online communities. VerticalNet also has the non-exclusive right to sell sponsorships on our Plan service and the exclusive right to sell advertising on the co branded sites. We have agreed to pay VerticalNet $2,000,000 of development and promotional fees over the next two years under this agreement, of which we paid $687,000 in the fourth quarter of 1999. We and VerticalNet have agreed to each pay the other commissions equal to a percentage of net revenues earned through product listings transferred to its website by the other, and to share specified sponsorship and advertising revenue.

     In March 2000, we entered into a Hosting Alliance Agreement with Ariba, Inc. Under this agreement we will offer Ariba's ORMX procurement solution to users of our marketplace.

     In March 2000, we purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc., a privately held corporation in exchange for $3.0 million. Pointshare is a company that provides online business to business administrative services to healthcare communities. Our ownership represents approximately 2% of the Pointshare common shares outstanding, assuming a 1:1 conversion ratio of preferred stock to common stock. We will account for this investment using the cost method.

     Net cash used in operating activities was $87,000 for the period from inception through December 31, 1996, $322,000 for the year ended December 31, 1997 and $4.0 million for the year ended December 31, 1998. Net cash used in operating activities for the year ended December 31, 1999 was $25.8 million. Net cash used in operating activities from inception through December 31, 1999 related primarily to funding net operating losses and increases in prepaid expenses, which were partially offset by increases in accrued expenses and accounts payable.

     Net cash used in investing activities was $1,000 for the period from inception through December 31, 1996, $13,000 for the year ended December 31, 1997 and $825,000 for the year ended December 31, 1998. Net cash used in investing activities for the year ended December 31, 1999 was $37.8 million. Net cash used in investing activities from inception through the year ended December 31, 1999 related primarily to the purchase of equipment to operate our website and cash paid for the acquisition of General Asset Recovery LLC.

     Net cash provided by financing activities was $95,000 for the period from inception through December 31, 1996, $360,000 for the year ended December 31, 1997 and $5.6 million for the year ended December 31, 1998. For the year ended December 31, 1999, net cash provided by financing activities was $88.0 million. Net cash provided from financing activities for the period from inception to December 31, 1999 related primarily to preferred stock issuances of approximately $88.4 million.

     We currently anticipate that our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings and the success of these services once they are launched. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations, are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit or curtail expansion of our services. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

YEAR 2000

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the change in the century. If not corrected, many computer software applications could fail or create erroneous results beyond the year 2000. Prior to the end of 1999, we completed a review of the year 2000 compliance of our internally developed proprietary software, including testing to determine how our systems will function at and beyond the year 2000. Based upon our assessment, we believe that our internally developed proprietary software is year 2000 compliant. In addition, we assessed the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database and security systems, and implemented corrective actions that we believed were necessary to address potential year 2000 issues in these areas. To date, we have not experienced any year 2000-related problems with our internally developed software or our third-party supplied software and computer systems, and we are not aware of any failure by our third-party suppliers to be year 2000 compliant that could impact our business or operations. However, such problems or failures could arise or become apparent in the future, and any such problems or failures could have negative consequences for us. Such consequences could include difficulties in operating our website effectively, taking customer orders or conducting other fundamental parts of our business.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 will be effective for us on January 1, 2001. SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Because we do not currently hold any derivative instruments and does not engage in hedging activities, management does not believe that the adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

FACTORS THAT MAY AFFECT OPERATING RESULTS

     The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

BECAUSE WE HAVE ONLY RECENTLY INTRODUCED OUR PRIMARY SERVICES AND BECAUSE WE OPERATE IN A NEW AND RAPIDLY EVOLVING MARKET, YOU MAY HAVE DIFFICULTY ASSESSING OUR BUSINESS AND OUR FUTURE PROSPECTS

     We incorporated in March 1996. Prior to May 1999, our operations consisted primarily of the initial planning and development of our marketplace and the building of our operating infrastructure. We introduced our initial Auction service, AdsOnline, in May 1999, our second Auction service, AuctionLive, in August 1999 and our third Auction service, AuctionOnline, in November 1999 and we introduced our Shop service in August 1999. As a result, we have generated revenues of only $1.0 million for the 1999 fiscal year. Because we have only recently introduced our services, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether the market will accept our services and the level of revenue we can expect to derive from our services. Because we are an early stage company in the online market for the purchase and sale of new and used medical products, supplies and equipment, which is a new and rapidly evolving market, we cannot be certain that our business strategy will be successful. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, due to our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

WE HAVE A HISTORY OF LOSSES, ANTICIPATE INCURRING LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     We have experienced losses from operations in each period since our inception, including net losses of $1.0 million for the 1999 fiscal year. In addition, as of December 31, 1999, we had an accumulated deficit of approximately $31.9 million. We have not achieved profitability and we expect to continue to incur substantial operating losses for the foreseeable future. We have generated limited revenue to date. If our revenue does not increase substantially or if our expenses increase further than we expect, we may never become profitable.

     We anticipate that our operating losses will increase in the future, as we expect substantial increases in our costs and expenses in a number of areas, including:

     - marketing and promotion of our company and our services, including building recognition of our brand name;

     - expanding our direct field sales force;

     - expanding and enhancing our operating infrastructure, including hardware and software systems and administrative personnel;

     - extending the functionality of our online marketplace; and

     - expanding our services.

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT, AND IF WE FAIL TO MEET THE EXPECTATIONS OF INVESTORS OR SECURITIES ANALYSTS, THE MARKET PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE SIGNIFICANTLY

     Our revenue and operating results are likely to fluctuate significantly from quarter to quarter, due to a number of factors. These factors include:

     - the amount and timing of payments to our strategic partners;

     - variability in the amount of equipment that we auction in a given quarter;

     - changes in the fees we charge users of our services;

     - budgetary fluctuations of purchasers of medical products, supplies and equipment; and

     - changes in general economic and market conditions.

     Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline significantly.

     In addition, as a result of our limited operating history, the emerging nature of our market and the evolving nature of our business model, we are unable to accurately forecast our revenue. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections would have an immediate and negative impact on profitability.

IF BUYERS AND SELLERS OF MEDICAL PRODUCTS DO NOT ACCEPT OUR BUSINESS MODEL OF PROVIDING AN ONLINE MARKETPLACE FOR THE PURCHASE AND SALE OF MEDICAL PRODUCTS, DEMAND FOR OUR SERVICES MAY NOT DEVELOP AND THE PRICE OF OUR COMMON STOCK WOULD DECLINE

     We offer an online marketplace that aggregates a number of suppliers and purchasers of medical products. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell medical products, supplies and equipment. If buyers and sellers of medical products do not accept our business model, demand for our services may not develop and the price of our common stock would decline. Suppliers and purchasers of medical products could be reluctant to accept our new, unproven approach, which involves new technologies and may not be consistent with their existing internal organization and procurement processes. Suppliers and purchasers may prefer to use traditional methods of selling and buying medical products, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors. In addition, many of the individuals responsible for purchasing medical products do not have ready access to the Internet and may be unwilling to use the Internet to purchase medical products. Even if suppliers and purchasers accept the Internet as a means of selling and buying medical products, they may not accept our online marketplace for conducting this type of business. Instead, they may choose to establish and operate their own websites to purchase or sell new and used medical products. Reluctance of suppliers and purchasers to use our services would seriously harm our business.

IF WE CANNOT QUICKLY BUILD A CRITICAL MASS OF PURCHASERS AND SUPPLIERS OF MEDICAL PRODUCTS, SUPPLIES AND EQUIPMENT, WE WILL NOT ACHIEVE A NETWORK EFFECT AND OUR BUSINESS MAY NOT SUCCEED

     To encourage suppliers to list their products on our online marketplace, we need to increase the number of purchasers who use our services. However, to encourage purchasers to use our marketplace, it must offer a broad range of products from a large number of suppliers. If we are unable to quickly build a critical mass of purchasers and suppliers, we will not be able to benefit from a network effect, where the value of our services to each participant significantly increases with the addition of each new participant. Our inability to achieve a network effect would reduce the overall value of our Shop and Auction services to purchasers and suppliers and, consequently, would harm our business.

IT IS IMPORTANT TO OUR SUCCESS THAT OUR SERVICES BE USED BY LARGE HEALTHCARE ORGANIZATIONS AND WE MAY NOT ACHIEVE MARKET ACCEPTANCE WITH THESE ORGANIZATIONS

     Currently, we believe that most of the registered users of our website are relatively small healthcare providers such as physicians offices, and these users have accounted for most of the purchases of new medical products through Shop. It is important to our success that our services be used by large healthcare organizations, such as hospitals, integrated delivery networks and members of large purchasing organizations. In order for these large organizations to accept our services, we must integrate our services with their information systems. In addition, we will need to develop customer-specific pricing capabilities before these organizations can use our services to purchase products covered by their negotiated agreements with suppliers. Finally, we will need to significantly increase the number of suppliers using our services to address the needs of these large organizations, which typically require a wide range of medical products. Many of these large healthcare organizations have established, or may establish, websites that enable sales of their products directly to consumers or electronic data interchange systems designed specifically for their needs and integrated with their existing processes and technologies. If we are unable to extend our capabilities and expand our registered user base as described above, we may not provide an attractive alternative to these websites or systems and may not achieve market acceptance by these large organizations. In addition, we believe that we must establish relationships with group purchasing organizations in order to increase our access to these organizations. Group purchasing organizations represent groups of buyers in the negotiation of purchasing contracts with sellers and consequently have the ability to significantly influence the purchasing decisions of their members. The inability to enter into and maintain favorable relationships with other group purchasing organizations and the hospitals they represent could impact the breadth of our customer base and could harm our growth and revenues. One of the largest group purchasing organizations, Premier Purchasing Partners, has a long-term, exclusive agreement for e-commerce services with Premier Health Exchange. One of our competitors, Medibuy, recently announced an agreement to acquire Premier Health Exchange.

IF WE DO NOT SUCCEED IN EXPANDING THE BREADTH OF THE PRODUCTS OFFERED THROUGH OUR ONLINE MARKETPLACE, SOME PURCHASERS OF MEDICAL PRODUCTS MAY CHOOSE NOT TO UTILIZE OUR SERVICES WHICH WOULD LIMIT OUR POTENTIAL MARKET SHARE

     The future success of our Shop service depends upon our ability to offer purchasers a wide range of medical products. The products currently listed on our Shop service are primarily oriented to the physicians' office market. Large healthcare organizations generally require a much broader range of products. To increase the breadth of the products listed on Shop, we must establish relationships with additional suppliers and expand the number and variety of products listed by existing suppliers. If we are unable to maintain and expand the breadth of medical products, supplies and equipment listed on Shop, the attractiveness of our services to purchasers will be diminished, which would limit our potential market share.

     A number of factors could significantly reduce, or prevent us from increasing, the number of suppliers and products offered on our online marketplace, including:

     - reluctance of suppliers to offer medical products in an online marketplace that potentially includes their competitors;

     - exclusive or preferential arrangements signed by suppliers with our competitors;

     - perceptions by suppliers that we give other suppliers preferred treatment on our online marketplace; and

     - consolidation among suppliers, which we believe is currently occurring.

WE EXPECT THAT A SIGNIFICANT PORTION OF THE MEDICAL PRODUCTS, SUPPLIES AND EQUIPMENT SOLD THROUGH OUR SHOP SERVICE WILL COME FROM A LIMITED NUMBER OF KEY MANUFACTURERS AND DISTRIBUTORS, AND THE LOSS OF A KEY MANUFACTURER OR DISTRIBUTOR COULD RESULT IN A SIGNIFICANT REDUCTION IN THE REVENUE WE GENERATE THROUGH THIS SERVICE

     Although to date we have generated only minimal revenues from our Shop service, we expect that a significant portion of the products to be sold through and revenue to be generated from our Shop service will come from a limited number of key manufacturers and distributors. These parties are generally not obligated to list any medical products on our Shop service. If any of these key manufacturers or distributors cease doing business with us or reduce the number of products they list on our Shop service, the revenue we generate through this service could be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their medical products, supplies and equipment to purchasers directly or through our competitors.

WE EXPECT THAT A SIGNIFICANT PORTION OF THE MEDICAL PRODUCTS, SUPPLIES AND EQUIPMENT SOLD THROUGH OUR SHOP SERVICE WILL COME FROM A LIMITED NUMBER OF KEY MANUFACTURERS AND DISTRIBUTORS, AND THE LOSS OF A KEY MANUFACTURER OR DISTRIBUTOR COULD RESULT IN A SIGNIFICANT REDUCTION IN THE REVENUE WE GENERATE THROUGH THIS SERVICE

     Although to date we have generated only minimal revenues from our Shop service, we expect that a significant portion of the products to be sold through and revenue to be generated from our Shop service will come from a limited number of key manufacturers and distributors. These parties are generally not obligated to list any medical products on our Shop service. If any of these key manufacturers or distributors cease doing business with us or reduce the number of products they list on our Shop service, the revenue we generate through this service could be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their medical products, supplies and equipment to purchasers directly or through our competitors.

WE MAY CONTINUE TO MAKE NEW ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY, PUT A STRAIN ON OUR RESOURCES OR CAUSE DILUTION TO OUR STOCKHOLDERS

     We have acquired technologies and other companies in order to expand our business and the services we offer, and we intend to make similar acquisitions in the future. See "Management's Discussion and Analysis of Financial Condition and Future Operating Results -- Overview" for a summary of our recent acquisitions. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our services if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the acquisition of General Asset Recovery, we recorded approximately $9.7 million in goodwill, which will be amortized over a period of seven years, and in connection with the FDI acquisition, we will record an aggregate of approximately $3.3 million in goodwill in the fourth quarter of 1999, which will be amortized over a period of three years.

IF WE DO NOT TIMELY ADD PRODUCT INFORMATION TO OUR ONLINE MARKETPLACE OR IF THAT INFORMATION IS NOT ACCURATE, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE USERS OF OUR ONLINE SERVICES

     Currently, we are responsible for entering product information into our database and categorizing the information for search purposes. If we do not do so in a timely manner, we will encounter difficulties in expanding our online marketplace. We currently have a backlog of products to be entered in our system. We will not derive revenue from the sale of products by these suppliers until the information is entered in our system. Timely entering of this information in our database depends upon a number of factors, including the format of the data provided to us by suppliers and our ability to accurately enter the data in our product database, any of which could delay the actual entering of the data. We use an independent company to assist us in digitizing and inputting the data provided to us by suppliers, and we rely on this company to accurately input the data. If this company fails to input data accurately, our reputation could be damaged, and we could lose users of our online services.

IF SUPPLIERS DO NOT TIMELY PROVIDE US WITH ACCURATE, COMPLETE AND CURRENT INFORMATION ABOUT THEIR PRODUCTS AND COMPLY WITH GOVERNMENT REGULATIONS, WE MAY BE EXPOSED TO LIABILITY OR THERE MAY BE A DECREASE IN THE ADOPTION AND USE OF OUR ONLINE MARKETPLACE

     If suppliers do not provide us in a timely manner with accurate, complete and current information about the products they offer and promptly update this information when it changes, our database will be less useful to purchasers. We cannot guarantee that the product information available from our services will always be accurate, complete and current, or that it will comply with governmental regulations. This could expose us to liability if this incorrect information harms users of our services or result in decreased adoption and use of our online marketplace. We also rely on suppliers using our services to comply with all applicable governmental regulations, including packaging, labeling, hazardous materials, health and environmental regulations and licensing and record keeping requirements. Any failure of our suppliers to comply with applicable regulations could expose us to civil or criminal liability or could damage our reputation.

BECAUSE SOME OF THE PARTICIPANTS IN OUR ONLINE MARKETPLACE ARE STOCKHOLDERS OR HAVE STRATEGIC RELATIONSHIPS WITH US, WE MAY FIND IT DIFFICULT TO ATTRACT COMPETING COMPANIES, WHICH COULD LIMIT THE BREADTH OF PRODUCTS OFFERED ON AND USERS OF OUR ONLINE MARKETPLACE

     Some suppliers participating in our online marketplace are our stockholders or have strategic relationships with us. For example, General Electric Medical Systems is entitled to sponsor rooms in our Plan service and has agreed to conduct other activities with us, and an affiliate of General Electric Medical Systems owns 2,035,563 shares of our common stock. See "Business -- Suppliers." These relationships may deter other suppliers, particularly those that compete directly with these participants, from participating in our online marketplace due to perceptions of bias in favor of one supplier over another. This could limit the array of products offered on our online marketplace, damage our reputation and limit our ability to maintain or increase our user base.

IF WE FAIL TO DEVELOP THE CAPABILITY TO INTEGRATE OUR ONLINE SERVICES WITH ENTERPRISE SOFTWARE SYSTEMS OF PURCHASERS AND SUPPLIERS OF MEDICAL PRODUCTS AND TO ENABLE OUR SERVICES TO SUPPORT CUSTOMER-SPECIFIC PRICING, THESE ENTITIES MAY CHOOSE NOT TO UTILIZE OUR ONLINE MARKETPLACE, WHICH WOULD HARM OUR BUSINESS

     If we do not maintain and expand the functionality and reliability of our services, purchasers and suppliers of medical products may not use our marketplace. We believe that we must develop the capability to integrate our online services with enterprise software systems used by many suppliers of medical products and by many large healthcare organizations, and to enable our services to support customer-specific pricing. We may incur significant expenses to develop these capabilities, and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate our services with suppliers' and purchasers' enterprise software systems will require the cooperation of and collaboration with the companies that develop and market these systems. Suppliers and purchasers use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of suppliers and purchasers. Failure to provide these capabilities would limit the efficiencies that our services provide, and may deter many purchasers and suppliers from using our online marketplace, particularly large healthcare organizations.

WE FACE INTENSE COMPETITION, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY BE UNABLE TO MAINTAIN OR EXPAND THE BASE OF PURCHASERS AND SELLERS OF MEDICAL PRODUCTS USING OUR SERVICES AND WE MAY LOSE MARKET SHARE OR BE REQUIRED TO REDUCE PRICES

     The online market for medical products, supplies and equipment is new, rapidly evolving and intensely competitive. Our primary competition includes e-commerce providers that have established online marketplaces for medical products, supplies and equipment. We also face potential competition from a number of sources. Many companies have created websites to serve the information needs of healthcare professionals. Many of these companies are introducing e-commerce functions that may compete with our services. In addition, providers of online marketplaces and online auction services that currently focus on other industries could expand the scope of their services to include medical products. Existing suppliers of medical products may also establish online marketplaces that offer services to suppliers and purchasers, either on their own or by partnering with other companies. Moreover, live auction houses focusing on medical products may establish online auction services. See
"Business -- Competition" for more information about our current and potential competitors.

     Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

     - enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;

     - secure services and products from suppliers on more favorable terms;

     - devote greater resources to marketing and promotional campaigns;

     - secure exclusive or preferential arrangements with purchasers or suppliers that limit sales through our marketplace; and

     - devote substantially more resources to website and systems development.

For example, one of our competitors, Medibuy, recently announced its agreement to acquire Premier Health Exchange, including a long-term, exclusive agreement to provide e-commerce services for Premier Purchasing Partners, one of the largest group purchasing organizations in the United States. In addition, Johnson & Johnson, General Electric Medical Systems, Baxter International, Abbott Laboratories and Medtronic recently announced that they are creating a healthcare exchange for the purchase and sale of medical products.

     Many of our existing and potential competitors have longer operating histories in the medical products market, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to purchasers and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to maintain or expand our user base. We may not be able to compete successfully against current and future competitors and competition could result in price reductions, reduced sales, gross margins and operating margins and loss of market share.

IF WE ARE NOT ABLE TO INCREASE RECOGNITION OF, OR LOSE THE RIGHT TO USE, THE NEOFORMA.COM BRAND NAME, OUR ABILITY TO ATTRACT USERS TO OUR ONLINE MARKETPLACE WILL BE LIMITED

     We believe that recognition and positive perception of the Neoforma.com brand name in the healthcare industry are important to our success. We intend to significantly expand our advertising and publicity efforts in the near future. However, we may not achieve our desired goal of increasing the awareness of the Neoforma.com brand name. Even if recognition of our name increases, it may not lead to an increase in the number of visitors to our online marketplace or increase the number of users of our services.

     Furthermore, in a letter dated January 14, 2000, Forma Scientific, Inc. notified us that it believes our use of "Neoforma" and "Neoforma.com" violates its trademark rights in "Forma" and "Forma Scientific." Based on our preliminary investigation, we believe that we have meritorious defenses to Forma Scientific's claims and intend to vigorously defend ourselves in any litigation that may arise from these claims. However, if any litigation were to be decided adversely to us, we could be enjoined from future use of the names Neoforma and Neoforma.com. The loss of the use of the Neoforma.com brand would seriously harm our business.

IF PARTICIPATING SELLERS ON OUR SHOP AND AUCTION SERVICES DO NOT PROVIDE TIMELY AND PROFESSIONAL DELIVERY OF MEDICAL PRODUCTS, SUPPLIES AND EQUIPMENT, PURCHASERS MAY NOT CONTINUE USING OUR SERVICES

     We rely on suppliers to deliver the medical products, supplies and equipment sold through our Shop service to purchasers. We also often rely on sellers to deliver products sold through our Auction service. In addition, suppliers do not guarantee the availability or timely delivery of products listed on to Shop. If these sellers fail to make delivery in a professional, safe and timely manner, then our services will not meet the expectations of purchasers, and our reputation and brand will be damaged. In addition, deliveries that are non-conforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our services.

WE MAY BE SUBJECT TO LITIGATION FOR DEFECTS IN PRODUCTS SUPPLIED BY SELLERS USING OUR SERVICES, AND THIS TYPE OF LITIGATION MAY BE COSTLY AND TIME-CONSUMING TO DEFEND

     Because we facilitate the sale of new and used medical products by sellers using our services, we may become subject to legal proceedings regarding defects in these medical products, even though we generally do not take title to these products. Any claims, with or without merit, could:

     - be time-consuming to defend;

     - result in costly litigation; or

     - divert management's attention and resources.

IF WE ARE UNABLE TO ATTRACT QUALIFIED PERSONNEL OR RETAIN OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN OUR INDUSTRY

     Our success depends on our ability to attract and retain qualified, experienced employees. Competition for qualified, experienced employees in both the Internet and the healthcare industry, particularly in the San Francisco Bay Area, is intense, and we may not be able to compete effectively to retain and attract employees. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully in our industry, and our business would be harmed.

     We believe that our success will depend on the continued services of executive officers and other key employees. Other than initial offer letters containing information regarding compensation, we currently have employment agreements with only two members of our senior management. However, these agreements do not prevent these executives from terminating their employment at any time. As a result, our employees, including these executives, serve at-will and may elect to pursue other opportunities at any time. The loss of any of our executive officers or other key employees could harm our business.

     Other than the limited key person life insurance policies we have with our founders, Jeffrey H. Kleck and Wayne D. McVicker, we do not maintain any key person life insurance.

MANY OF OUR EXECUTIVES AND OTHER EMPLOYEES HAVE RECENTLY JOINED OUR COMPANY, AND IF THEY ARE UNABLE TO EFFECTIVELY WORK TOGETHER, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH AND OPERATIONS

     Many of our executive officers and other employees joined us only recently and have had a limited time to work together. For example, our Chief Executive Officer, Robert J. Zollars, joined us in July 1999, our Chief Financial Officer, Frederick J. Ruegsegger, joined us in July 1999, our Executive Vice President of Products and Services, Bhagwan D. Goel, joined us in October 1999, our Executive Vice President of Sales and President of Neoforma Shop, Daniel A. Eckert, accepted employment with us in July 1999 and joined us in November 1999 and our Executive Vice President of Strategy and Chief Marketing Officer, Robert W. Rene, joined us in December 1999. We cannot assure you that they will be able to work effectively together to manage our growth and continuing operations.

OUR STRATEGY TO EXPAND OUR SERVICES INTERNATIONALLY IN ORDER TO INCREASE THE USE OF OUR ONLINE MARKETPLACE BY SUPPLIERS AND PURCHASERS OF MEDICAL PRODUCTS MAY REQUIRE SIGNIFICANT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES, AND IF WE ARE UNABLE TO EXECUTE THIS STRATEGY, OUR GROWTH WILL BE LIMITED AND OUR OPERATING RESULTS MAY BE HARMED

     In order to increase the market awareness and the use of our online marketplace by suppliers of medical products, we intend to expand our services internationally. If we fail to execute this strategy, our growth will be limited and our operating results may be harmed. We have limited experience with the healthcare industry outside the U.S. and with marketing our services internationally. Our entry into international markets may require significant management attention and financial resources, which may harm our ability to effectively manage our existing business. Furthermore, entry into some international markets would require us to develop foreign language versions of our services. Accordingly, our planned international expansion may not be successful. We cannot be sure that we will be able to attract purchasers and sellers of medical products in foreign jurisdictions to our online marketplace. In addition, the market for the purchase and sale of medical products in many foreign countries is different from that in the U.S. For example, in many foreign countries, the government or a government-controlled entity is the principal purchaser of medical products. Competitors which have greater local market knowledge may exist or arise in these international markets and impede our ability to successfully expand in these markets.

IF WE ARE UNABLE TO MAINTAIN OUR STRATEGIC ALLIANCES OR ENTER INTO NEW ALLIANCES, WE MAY BE UNABLE TO INCREASE THE ATTRACTIVENESS OF OUR ONLINE MARKETPLACE OR PROVIDE SATISFACTORY SERVICES TO USERS OF OUR SERVICES

     Our business strategy includes entering into strategic alliances with leading technology and healthcare-related companies to increase users of our online marketplace, increase the number and variety of products that we offer and provide additional services and content to our users. We may not achieve our objectives through these alliances. These agreements do not, and future relationships may not, afford us any exclusive marketing or distribution rights. Many of these companies have multiple relationships and they may not regard us as significant for their business. These companies may pursue relationships with our competitors or develop or acquire services that compete with our services. In addition, in many cases these companies may terminate these relationships with little or no notice. If any existing alliance is terminated or we are unable to enter into alliances with leading technology and healthcare-related companies, we may be unable to increase the attractiveness of our online marketplace or provide satisfactory services to purchasers and suppliers of medical products.

OUR RECENT GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES, AND IF WE FAIL TO SUCCESSFULLY MANAGE FUTURE GROWTH, WE MAY NOT BE ABLE TO MANAGE OUR BUSINESS EFFICIENTLY AND MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN

     We have grown rapidly and will need to continue to grow to execute our business strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998 and 269 as of December 31, 1999, and we anticipate further significant increases in the number of our employees. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. For example, our rapid growth requires that we integrate and manage a large number of new employees. In addition, we are in the process of substantially upgrading our information systems including our accounting system. We also need to institute new systems such as an auction inventory tracking system. Any failure to successfully upgrade our systems and controls could result in inefficiencies in our business and could cause us to be unable to implement our business plan.

IF OUR SYSTEMS ARE UNABLE TO PROVIDE ACCEPTABLE PERFORMANCE AS THE USE OF OUR SERVICES INCREASES, WE COULD LOSE USERS OF OUR SERVICES AND WE WOULD HAVE TO SPEND CAPITAL TO EXPAND AND ADAPT OUR NETWORK INFRASTRUCTURE, EITHER OF WHICH COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS

     We introduced our Shop service in August 1999, the AdsOnline component of our Auction service in August 1999 and the AuctionOnline component of our Auction service in November 1999. Accordingly, we have processed a limited number and variety of transactions on our website. To date, these transactions have consisted of sales of new medical products through Shop and sales of used and refurbished medical products on AdsOnline. Our systems may not accommodate increased use while providing acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional users and increased transaction volumes. This expansion and adaptation will be expensive and will divert our attention from other activities. If our systems do not continue to provide acceptable performance as use of our services increases, our reputation may be damaged and we may lose users of our services.

OUR INFRASTRUCTURE AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED EVENTS, AND IF ANY OF THESE EVENTS OF A SIGNIFICANT MAGNITUDE WERE TO OCCUR, THE EXTENT OF OUR LOSSES COULD EXCEED THE AMOUNT OF INSURANCE WE CARRY TO COMPENSATE US FOR ANY LOSSES

     The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our services. Currently, our infrastructure and systems are located at one site at Exodus Communications in Sunnyvale, California, which is an area susceptible to earthquakes. We depend on our single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our service, reduce the number of transactions we are able to process and, if sustained or repeated, could impair our reputation and the attractiveness of our services or prevent us from providing our services entirely.

     Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that could occur. Any failure on our part to expand our system or Internet infrastructure to keep up with the demands of our users, or any system failure that causes an interruption in service or a decrease in responsiveness of our online services or website, could result in fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our services or prevent us from providing our services entirely.

IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF THE CONFIDENTIAL INFORMATION OF THE USERS OF OUR ONLINE MARKETPLACE, THESE USERS MAY DISCONTINUE USING OUR SERVICES

     A significant barrier to the widespread adoption of e-commerce is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. We use SSL, or secure sockets layer, an Internet security technology, at appropriate points in the transaction flow and encrypt information on our servers to protect user information during transactions, and we employ a security consulting firm that periodically tests our security measures. Despite these efforts, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY, WHICH COULD HARM OUR BUSINESS

     We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business would be harmed. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have applied for registration of several marks including the Neoforma.com logo. Our trademark registration applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

WE HAVE RECEIVED NOTICE OF A TRADEMARK INFRINGEMENT CLAIM BROUGHT BY A THIRD PARTY AND WE MAY BE SUBJECT TO FURTHER INTELLECTUAL PROPERTY CLAIMS AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, WE COULD BE UNABLE TO OPERATE OUR CURRENT BUSINESS

     We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. In a letter dated January 14, 2000, Forma Scientific, Inc. notified us that it believes our use of the "Neoforma" and "Neoforma.com" trademarks violates its trademark rights in "Forma" and "Forma Scientific", and asked us to discontinue use of our trademarks by January 28, 2000. Forma Scientific has filed a complaint in federal court, although we have not yet been served with this complaint. Based on our preliminary investigation, we believe that we have meritorious defenses to Forma Scientific's claims and intend to vigorously defend ourselves in any litigation that may arise from these claims. If any litigation were to be decided adversely to us, we could be enjoined from future use of the names Neoforma and Neoforma.com and we might be required to pay damages to Forma Scientific. See "Legal Proceedings."

     Any claims regarding our intellectual property, with or without merit, could be time consuming and costly to defend, divert management attention and resources or require us to enter into royalty or license agreements. License agreements may not be available on commercially reasonable terms, if at all. In addition, there has been a recent increase in the number of patent applications related to the use of the Internet to perform business processes. Enforcement of intellectual property rights in the Internet sector will become a greater source of risk as the number of business process patents increases. The loss of access to any key intellectual property right, including use of the Neoforma.com brand name, could result in our inability to operate our current business. See "-- If we are not able to increase recognition of, or lose the right to use, the Neoforma.com brand name, our ability to attract users to our online marketplace will be limited."

IF WE LOSE ACCESS TO THIRD-PARTY SOFTWARE INCORPORATED IN OUR SERVICES, WE MAY NOT BE ABLE TO OPERATE OUR ONLINE MARKETPLACE

     We currently rely on software that we have licensed from a number of suppliers. For example, we use software that we license from NetDynamics, Inc., a subsidiary of Sun Microsystems, to provide part of our website infrastructure, we use information retrieval software that we license from SearchCafe Development Corporation to provide part of our search capabilities, we use software that we license from Moai, Inc. to provide a substantial part of the functionality of our AuctionOnline service, we use software that we license from SAP to further automate the order management and transaction routing process within our marketplace, we use software that we license from Ariba to further enable us to offer our purchasing customers a mechanism to automate and streamline the procurement process and we use software that we license from CrossWorlds, TIBCO and STC to integrate our marketplace applications and services with purchasers' and suppliers' systems. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third party technologies to enhance our services, to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to operate our online marketplace until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our services, which could similarly harm development and market acceptance of our services.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE PARTICIPANTS IN THE MARKET FOR MEDICAL PRODUCTS, SUPPLIES AND EQUIPMENT ACCEPTING THE INTERNET FOR DISTRIBUTION AND PROCUREMENT

     Business-to-business e-commerce is currently not a significant sector of the market for medical products, supplies and equipment. The Internet may not be adopted by purchasers and suppliers in the medical products, supplies and equipment market for many reasons, including:

     - reluctance by the healthcare industry to adopt the technology necessary to engage in the online purchase and sale of medical products;

     - failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability;

     - their comfort with existing purchasing habits, such as ordering through paper-based catalogs and representatives of medical manufacturers and distributors;

     - their concern with respect to security and confidentiality; and

     - their investment in existing purchasing and distribution methods and the costs required to switch methods.

     Should healthcare providers and suppliers of medical products choose not utilize or accept the Internet as a means of purchasing and selling medical products, our business model would not be viable.

REGULATION OF THE INTERNET IS UNSETTLED, AND FUTURE REGULATIONS COULD INHIBIT THE GROWTH OF E-COMMERCE AND LIMIT THE MARKET FOR OUR SERVICES

     A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, such as user privacy, taxation of goods and services provided over the Internet and the pricing, content and quality of services. Legislation could dampen the growth in Internet usage and decrease or limit its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our services. In addition, existing laws could be applied to the Internet, including consumer privacy laws. Legislation or application of existing laws could expose companies involved in e-commerce to increased liability, which could limit the growth of e-commerce.

IF REGULATIONS WITH RESPECT TO HOW AUCTIONS MAY BE CONDUCTED ARE IMPOSED BY STATES, OUR BUSINESS COSTS MAY INCREASE, WHICH WOULD HARM OUR RESULTS OF OPERATIONS

     Numerous states, including the State of California, where our headquarters are located, have regulations regarding how auctions may be conducted and the liability of auctioneers in conducting these auctions. No legal determination has been made with respect to the applicability of these regulations to our online business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon us in the future, which could increase our cost of doing business.

IF THERE ARE CHANGES IN THE POLITICAL, ECONOMIC OR REGULATORY HEALTHCARE ENVIRONMENT THAT AFFECT THE PURCHASING PRACTICE OR OPERATION OF HEALTHCARE ORGANIZATIONS, OR IF THERE IS CONSOLIDATION IN THE HEALTHCARE INDUSTRY, WE COULD BE REQUIRED TO MODIFY OUR SERVICES OR TO INTERRUPT DELIVERY OF OUR SERVICES

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Regulation of the healthcare organizations with which we do business could impact the way in which we are able to do business with these organizations. In addition, factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry and general economic conditions affect the purchasing practices and operation of healthcare organizations. Changes in regulations affecting the healthcare industry, such as any increased regulation by the Food and Drug Administration of the purchase and sale of medical products, could require us to make unplanned enhancements of our services, or result in delays or cancellations of orders or reduce demand for our services. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry providers operate. We do not know what effect any proposals would have on our business.

     Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of establishing a relationship with each industry participant will become greater. These industry participants may try to use their market power to negotiate fee reductions of our services. If we were forced to reduce our fees, our operating results could suffer if we cannot achieve corresponding reductions in our expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk:

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                     2000     2001     2002     2003     2004
                                                    ------    -----    -----    -----    -----
FISCAL YEARS
Cash equivalents and short-term investments:
  Fixed rate short-term investments...............  44,383    2,027       --       --       --
  Average interest rate...........................    6.06%    6.47%      --       --       --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     With the exception of the information specifically stated as being incorporated by reference from our proxy statement in Part III of this Annual Report on Form 10-K, our proxy statement is not to be deemed as filed as part of this report. The proxy statement will be filed with the Securities and Exchange Commission by April 29, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information concerning our directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 -- Election of Directors" of the proxy statement for our 2000 Annual Meeting of Stockholders that we will file by April 29, 2000. The information concerning our executive officers required by Item 10 is incorporated by reference to the section of our proxy statement entitled "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 -- Election of Directors" of our proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of our proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of our proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Index To Consolidated Financial Statements

     The following Consolidated Financial Statements of the Registrant are filed as part of this report:

        Independent Auditors' Report.
        Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Operations for the Years ended December 31,
         1999, 1998 and 1997 and the period from inception through December 31, 1999.
        Consolidated Statements of Changes in Stockholders' Equity from
         Inception to December 31, 1999.
        Consolidated Statements of Cash Flows for the Years ended December 31,
         1999, 1998 and 1997 and the period from inception through December 31, 1999.
        Notes to Consolidated Financial Statements.

     (a)(2) Index to Consolidated Financial Statement Schedules

     The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this report:

Schedule II -- Valuation and Qualifying Accounts and
  Reserves

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or Notes thereto.

     (a)(3) Index to Exhibits

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
 2.01**    Securities Purchase Agreement By and Among Neoforma GAR,
           Inc. and Neoforma, Inc. and General Asset Recovery, LLC,
           Erik Tivin and Fred Tivin dated as of July 16, 1999. Certain schedules have been omitted and will be furnished to the
           Commission upon request.
 2.02**    Agreement for Purchase of Assets, dated November 18, 1999, by and among the Registrant, FDI Information Resources, Inc.
           and FDI Information, LLC. Certain schedules have been
           omitted and will be furnished to the Commission upon
           request.
 2.03**    Agreement and Plan of Merger, dated as of December 23, 1999, by and among the Registrant, Pharos Technologies, Inc. and
           Minimee, Inc.
 3.01**    Form of Second Amended and Restated Certificate of
           Incorporation of the Registrant to be effective upon the
           closing of the offering made pursuant to this Registration
           Statement.(3.02)
 3.02**    Restated Bylaws of the Registrant, as adopted on November
           12, 1999.(3.03)
 4.01**    Form of Specimen Certificate for Registrant's common stock.
 4.02**    Second Amended and Restated Investors' Rights Agreement, as
           amended in November 1999.
 4.03**    Warrant to Purchase common stock of Registrant issued to
           Heidrick & Struggles.
 4.04**    QuickStart Warrant to Purchase Series C Preferred Stock of
           Registrant dated June 25, 1998 issued to Silicon Valley
           Bank, as amended on March 5, 1999.
 4.05**    Warrant Agreement to Purchase Series D Preferred Stock of
           Registrant dated as of May 12, 1999 issued to Comdisco, Inc.
 4.06**    QuickStart Warrant to Purchase Series D Preferred Stock of
           Registrant dated July 20, 1999 issued to Silicon Valley
           Bank.
 4.07**    Warrant to Purchase Series D Preferred Stock of Registrant
           dated as of July 7, 1999 issued to Comdisco, Inc.
10.01**    Form of Indemnity Agreement between the Registrant and its directors and officers.
10.02**    Neoforma, Inc. 1997 Stock Plan, as amended.

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
10.03**    Neoforma.com, Inc. 1999 Equity Incentive Plan.
10.04**    Neoforma.com, Inc. 1999 Employee Stock Purchase Plan.
10.05+**   Development and License Agreement dated May 14, 1999 between
           ECRI and the Registrant.
10.06+**   Distribution and Services Agreement dated October 1, 1999
           between Superior Consultant Company, Inc. and the
           Registrant.
10.07+**   Strategic Alliance Agreement dated October 11, 1999 between
           Dell Marketing L.P. and the Registrant.
10.08**    Consulting Agreement dated July 1, 1999 between Madhavan
           Rangaswami and the Registrant.
10.09**    Employment Agreement dated July 1, 1999 between Robert J.
           Zollars and the Registrant.
10.10**    Employment Agreement dated August 1999 between Erik Tivin
           and the Registrant.
10.11**    Offer Letter dated September 17, 1999 with Bhagwan D. Goel.
10.12**    Offer Letter dated December 19, 1998 with Robert Flury, as amended on January 5, 1999.
10.13**    Offer Letter dated June 29, 1999 with Frederick Ruegsegger.
10.14**    Consulting Agreement dated August 1999 between Fred Tivin
           and the Registrant.
10.15**    Promissory Note for $7,800,000 dated August 1999 payable to
           Erik Tivin.
10.16**    Quickstart Loan and Security Agreement dated June 25, 1998 between Silicon Valley Bank and the Registrant, as amended on July 20, 1999.
10.17**    Subordinated Loan and Security Agreement dated May 12, 1999 between Comdisco, Inc. and the Registrant.
10.18**    Subordinated Promissory Note for $2,000,000 dated May 27,
           1999 payable to Comdisco, Inc.
10.19**    Loan and Security Agreement dated as of July 7, 1999 between
           Comdisco, Inc. and the Registrant.
10.20**    Hardware Secured Promissory Note for $1,032,001.98 dated
           September 3, 1999 payable to Comdisco, Inc.
10.21**    Softcost Secured Promissory Note for $240,363.61 dated
           September 3, 1999 payable to Comdisco, Inc.
10.22**    Lease Agreement dated July 30, 1998 between the Registrant and John Arrillaga, Trustee, or his Successor Trustee, UTA
           dated 7/20/77 (John Arrillaga Survivor's Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA
           dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended.
10.23**    Amendment No. 1 dated March 1, 1999 to Lease Agreement dated
           July 30, 1998 between the Registrant and John Arrillaga,
           Trustee, or his Successor Trustee, UTA dated 7/20/77 (John
           Arrillaga Survivor's Trust) as amended, and Richard T.
           Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77
           (Richard T. Peery Separate Property Trust) as amended.
10.24**    Lease Agreement dated March 1, 1999 between the Registrant and John Arrillaga, Trustee, or his Successor Trustee, UTA
           dated 7/20/77 (John Arrillaga Survivor's Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA
           dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended.
10.25**    Lease Agreement dated August 16, 1999 between the Registrant and John Arrillaga, Trustee, or his Successor Trustee, UTA
           dated 7/20/77 (John Arrillaga Survivor's Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA
           dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended.
10.26+**   Co-Branding Agreement, dated as of November 19, 1999, by and between the Registrant and VerticalNet, Inc.
10.27**    Offer Letter dated July 28, 1999 with Daniel A. Eckert.

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
10.28**    Industrial Building Lease, dated as of October 1999, by and between the Registrant and Centerpoint Properties Trust.
10.29**    Memorandum Concerning Employment of Robert W. Rene by the
           Registrant.
10.30**    Offer Letter dated December 11, 1999 with S. Wayne Kay.
21.01      Subsidiaries of the Registrant.
23.01      Consent of Arthur Andersen LLP, independent public
           accountants.
24.01      Power of Attorney (included on signature page).
27.01      Financial Data Schedule.

---------------
** Incorporated by reference to the Company's Registration Statement on Form S-1
   File No. 333-89077.

 + Confidential treatment has been granted with respect to portions of this exhibit.

     Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

     The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

     (d) Financial Statement Schedules

     The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 30, 2000                      NEOFORMA.COM, INC

                                          By:  /s/ FREDERICK J. RUEGSEGGER
                                            ------------------------------------
                                                  Frederick J. Ruegsegger
                                                Chief Financial Officer and
                                                          Secretary

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick J. Ruegsegger his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                 /s/ ROBERT J. ZOLLARS                     Chief Executive Officer and   March 30, 2000
--------------------------------------------------------      President (Principal
                   Robert J. Zollars                           Executive Officer)

              /s/ FREDERICK J. RUEGSEGGER                  Chief Financial Officer and   March 30, 2000
--------------------------------------------------------      Secretary (Principal
                Frederick J. Ruegsegger                     Financial and Accounting
                                                                    Officer)

                   /s/ DAVID DOUGLASS                               Director             March 30, 2000
--------------------------------------------------------
                     David Douglass

                  /s/ TERENCE GARNETT                               Director             March 30, 2000
--------------------------------------------------------
                    Terence Garnett

                 /s/ RICHARD D. HELPPIE                             Director             March 30, 2000
--------------------------------------------------------
                   Richard D. Helppie

                 /s/ WAYNE D. MCVICKER                              Director             March 30, 2000
--------------------------------------------------------
                   Wayne D. McVicker

                /s/ ANDREW J. FILIPOWSKI                            Director             March 30, 2000
--------------------------------------------------------
                  Andrew J. Filipowski

                /s/ MADHAVAN RANGASWAMI                             Director             March 30, 2000
--------------------------------------------------------
                  Madhavan Rangaswami

                               NEOFORMA.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Public Accountants..................   F-2
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficit)..............................................   F-5
  Consolidated Statements of Cash Flows.....................   F-7
  Notes to Consolidated Financial Statements................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Neoforma.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Neoforma.com, Inc. (a Delaware corporation in the development stage) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit and cash flows for the three years in the period ended December 31, 1999 and for the period from inception (March 6, 1996) to December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoforma.com, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1999 and for the period from inception (March 6, 1996) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
San Jose, California
February 16, 2000

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                        PRO FORMA
                                                                                      STOCKHOLDERS'
                                                                 DECEMBER 31,      EQUITY/(DEFICIT) AT
                                                              ------------------      DECEMBER 31,
                                                               1998       1999        1999 (NOTE 8)
                                                              -------   --------   -------------------
CURRENT ASSETS:
  Cash and cash equivalents.................................
                                                              $   812   $ 25,292
  Short-term investments....................................
                                                                   --     21,483
  Accounts receivable, net of allowance for doubtful
    accounts of $4 in 1999..................................
                                                                   --        151
  Prepaid expenses and other current assets.................
                                                                   45      2,226
  Deferred debt costs, current portion......................
                                                                   11        413
                                                              -------   --------
        Total current assets................................
                                                                  868     49,565
                                                              -------   --------
LONG-TERM INVESTMENTS.......................................
                                                                   --      2,027
PROPERTY AND EQUIPMENT, net.................................
                                                                  731      8,771
INTANGIBLES.................................................
                                                                   --     12,319
NON-MARKETABLE INVESTMENT...................................
                                                                   --      2,500
OTHER ASSETS................................................
                                                                   63      1,585
DEFERRED DEBT COSTS, less current portion...................
                                                                   --        602
                                                              -------   --------
        Total assets........................................
                                                              $ 1,662   $ 77,369
                                                              =======   ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable, current portion............................
                                                              $   139   $  3,360
  Accounts payable..........................................
                                                                  285      7,123
  Accrued payroll...........................................
                                                                  141      1,410
  Other accrued liabilities.................................
                                                                   89        685
  Deferred revenue..........................................
                                                                   --         99
                                                              -------   --------
        Total current liabilities...........................
                                                                  645     12,677
                                                              -------   --------
NOTES PAYABLE, less current portion.........................
                                                                  279      7,743
                                                              -------   --------
COMMITMENTS (Note 6)
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series C --
    Authorized -- 5,110 shares at December 31, 1999
    Issued and outstanding: 5,065 shares at December 31,
     1998 and 1999 (none pro forma); par value -- $0.001;
     liquidation preference -- $3,900.......................
                                                                3,884      3,884        $     --
                                                              -------   --------        --------
  Series D --
    Authorized -- 10,573 shares at December 31, 1999
    Issued and outstanding: none at December 31, 1998 and
     10,196 shares at December 31, 1999 (none pro forma);
     par value $0.001; liquidation preference -- $12,032....
                                                                   --     11,986              --
                                                              -------   --------        --------
  Series E and E-1 --
    Authorized -- 13,204 shares at December 31, 1999
    Issued and outstanding: none at December 31, 1998 and
     12,870 shares at December 31, 1999 (none pro forma);
     par value $0.001; liquidation preference -- $73,102....
                                                                   --     72,942              --
                                                              -------   --------        --------
STOCKHOLDERS EQUITY (DEFICIT):
  Series A --convertible preferred stock
    Authorized -- 9,000 shares at December 31, 1999
    Issued and outstanding: 9,000 at December 31, 1998 and
     December 31, 1999 (none pro forma); par value $0.001;
     liquidation preference -- $2,250.......................
                                                                    9          9              --
  Series B --convertible preferred stock
    Authorized -- 2,860 shares at December 31, 1999
    Issued and outstanding: 2,860 at December 31, 1998 and
     December 31, 1999 (none pro forma); par value $0.001;
     liquidation preference -- $1,430.......................
                                                                    3          3              --
  Common Stock $0.001 par value:
    Authorized -- 200,000 shares at December 31, 1999
    Issued and outstanding: 1,216 shares at December 31,
     1998 and 14,407 shares at December 31, 1999 and 54,398
     shares pro forma.......................................
                                                                    1         14              54
Warrants....................................................
                                                                    7      3,621           3,621
Additional paid-in capital..................................
                                                                1,915     76,216          88,784
Notes receivable from stockholders..........................
                                                                  (10)    (8,245)         (8,245)
Deferred compensation.......................................
                                                                  (47)   (47,388)        (47,388)
Unrealized loss on available-for-sale securities............
                                                                   --        (40)            (40)
Deficit accumulated during the development stage............
                                                               (5,033)   (56,053)        (56,053)
                                                              -------   --------        --------
        Total stockholders' equity (deficit)................
                                                               (3,155)   (31,863)       $(19,267)
                                                              =======   ========        ========
        Total liabilities and stockholders' equity
        (deficit)...........................................
                                                              $ 1,662   $ 77,369
                                                              =======   ========

The accompanying notes are an integral part of these consolidated balance sheets

                               NEOFORMA.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FROM INCEPTION
                                                    YEARS ENDED DECEMBER 31,      (MARCH 6, 1996)
                                                   ---------------------------        THROUGH
                                                    1997     1998       1999     DECEMBER 31, 1999
                                                   ------   -------   --------   ------------------
REVENUE
  Transaction fees...............................  $   --   $    --   $    929        $    929
  Website sponsorship fees and other.............      --        --         75              75
                                                   ------   -------   --------        --------
          Total revenue..........................      --        --      1,004           1,004
OPERATING EXPENSES:
  Operations(1)..................................      --       627      5,006           5,633
  Product development(2).........................     179     1,491      6,813           8,514
  Selling and marketing(3).......................     153     1,409     14,303          15,976
  General and administrative(4)..................      76     1,075      9,566          10,771
  Amortization of intangibles....................      --        --        715             715
  Amortization of deferred compensation..........      --         5     13,211          13,216
  Cost of warrant issued to recruiter............      --        --      2,364           2,364
                                                   ------   -------   --------        --------
          Total operating expenses...............     408     4,607     51,978          57,189
                                                   ------   -------   --------        --------
          Loss from operations...................    (408)   (4,607)   (50,974)        (56,185)
OTHER INCOME (EXPENSE):
  Interest income................................      --        66        659             725
  Interest expense...............................     (15)      (22)      (676)           (713)
  Other income (expense).........................       7        --        (29)            120
                                                   ------   -------   --------        --------
          Net loss...............................  $ (416)  $(4,563)  $(51,020)       $(56,053)
                                                   ======   =======   ========        ========
NET LOSS PER SHARE:
  Basic and diluted..............................  $(0.05)  $ (1.65)  $ (19.15)
                                                   ======   =======   ========
  Weighted average shares -- basic and diluted...   8,083     2,762      2,664
                                                   ======   =======   ========
PRO FORMA NET LOSS PER SHARE (unaudited):
  Basic and diluted..............................           $ (0.36)  $  (1.63)
                                                            =======   ========
  Weighted average shares -- basic and diluted...            12,848     31,282
                                                            =======   ========

---------------
(1) Excludes amortization of stock-based compensation of none and $935 for the years ended December 31, 1998 and 1999, respectively.

(2) Excludes amortization of stock-based compensation of $3 and $1,348 for the years ended December 31, 1998 and 1999, respectively.

(3) Excludes amortization of stock-based compensation of $2 and $2,557 for the years ended December 31, 1998 and 1999, respectively.

(4) Excludes amortization of stock-based compensation of none and $8,371 for the years ended December 31, 1998 and 1999, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MARCH 6, 1996) THROUGH DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         PREFERRED STOCK
                                                ---------------------------------       COMMON
                                                   SERIES A          SERIES B            STOCK                   ADDITIONAL
                                                ---------------   ---------------   ---------------               PAID-IN
                                                SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   WARRANTS    CAPITAL
                                                ------   ------   ------   ------   ------   ------   --------   ----------
BALANCE, MARCH 6, 1996 (inception)............     --     $--        --     $--        --     $--      $   --     $    --
 Common stock issued for cash of $20 and
   intellectual property valued at $10 at
   $0.00375 per share in March 1996...........     --      --        --      --     8,000       8          --          22
 Net loss.....................................     --      --        --      --        --      --          --          --
                                                -----     ---     -----     ---     ------    ---      ------     -------
BALANCE, DECEMBER 31, 1996....................     --      --        --      --     8,000       8          --          22
 Common stock issued for cash at $0.25 per
   share in May 1997..........................     --      --        --      --       100      --          --          25
 Common stock issued for cash at $0.25 per
   share in October 1997......................     --      --        --      --       100      --          --          25
 Net loss.....................................     --      --        --      --        --      --          --          --
                                                -----     ---     -----     ---     ------    ---      ------     -------
BALANCE, DECEMBER 31, 1997....................     --      --        --      --     8,200       8          --          72
 Common stock issued for cash at $0.25 per
   share in February 1998.....................     --      --        --      --       800       1          --         199
 Common stock issued in exchange for
   consulting services valued at $0.25 per
   share in March 1998........................     --      --        --      --       500      --          --         125
 Conversion of founders stock to Series A
   preferred stock at $0.00375 per share in
   April 1998.................................  8,000       8        --      --     (8,000)    (8)         --          --
 Conversion of common stock to Series A
   preferred stock at $0.25 per share in April
   1998.......................................  1,000       1        --      --     (1,000)    (1)         --          --
 Preferred stock issued for cash at $0.50 per
   share in April and May 1998, net of
   issuance costs.............................     --      --     2,520       3        --      --          --       1,252
 Conversion of notes payable to Series B
   preferred stock at $0.50 per share in May
   1998.......................................     --      --       340      --        --      --          --         170
 Common stock issued for cash as a result of
   options exercised at $0.05 per share in May
   1998.......................................     --      --        --      --       516       1          --          25
 Issuance of warrants to purchase common stock
   in November 1998...........................     --      --        --      --        --      --           7          --
 Common stock issued for cash as a result of
   options exercised at $0.10 per share in
   November 1998..............................     --      --        --      --       200      --          --          20
 Deferred compensation........................     --      --        --      --        --      --          --          52
 Amortization of deferred compensation........     --      --        --      --        --      --          --          --
 Net loss.....................................     --      --        --      --        --      --          --          --
                                                -----     ---     -----     ---     ------    ---      ------     -------
BALANCE, DECEMBER 31, 1998....................  9,000       9     2,860       3     1,216       1           7       1,915

                                                                                                  DEFICIT
                                                    NOTES                                       ACCUMULATED        TOTAL

                                                 RECEIVABLE                      UNREALIZED      DURING THE    STOCKHOLDERS'
                                                    FROM          DEFERRED      GAIN (LOSS)     DEVELOPMENT       EQUITY
                                                STOCKHOLDERS    COMPENSATION   ON INVESTMENTS      STAGE         (DEFICIT)
                                                -------------   ------------   --------------   ------------   -------------
BALANCE, MARCH 6, 1996 (inception)............     $    --        $     --        $     --        $     --       $     --
 Common stock issued for cash of $20 and
   intellectual property valued at $10 at
   $0.00375 per share in March 1996...........          --              --              --              --             30
 Net loss.....................................          --              --              --             (54)           (54)
                                                   -------        --------        --------        --------       --------
BALANCE, DECEMBER 31, 1996....................          --              --              --             (54)           (24)
 Common stock issued for cash at $0.25 per
   share in May 1997..........................          --              --              --              --             25
 Common stock issued for cash at $0.25 per
   share in October 1997......................          --              --              --              --             25
 Net loss.....................................          --              --              --            (416)          (416)
                                                   -------        --------        --------        --------       --------
BALANCE, DECEMBER 31, 1997....................          --              --              --            (470)          (390)
 Common stock issued for cash at $0.25 per
   share in February 1998.....................          --              --              --              --            200
 Common stock issued in exchange for
   consulting services valued at $0.25 per
   share in March 1998........................          --              --              --              --            125
 Conversion of founders stock to Series A
   preferred stock at $0.00375 per share in
   April 1998.................................          --              --              --              --             --
 Conversion of common stock to Series A
   preferred stock at $0.25 per share in April
   1998.......................................          --              --              --              --             --
 Preferred stock issued for cash at $0.50 per
   share in April and May 1998, net of
   issuance costs.............................          --              --              --              --          1,255
 Conversion of notes payable to Series B
   preferred stock at $0.50 per share in May
   1998.......................................          --              --              --              --            170
 Common stock issued for cash as a result of
   options exercised at $0.05 per share in May
   1998.......................................          --              --              --              --             26
 Issuance of warrants to purchase common stock
   in November 1998...........................          --              --              --              --              7
 Common stock issued for cash as a result of
   options exercised at $0.10 per share in
   November 1998..............................         (10)             --              --              --             10
 Deferred compensation........................          --             (52)             --              --             --
 Amortization of deferred compensation........          --               5              --              --              5
 Net loss.....................................          --              --              --          (4,563)        (4,563)
                                                   -------        --------        --------        --------       --------
BALANCE, DECEMBER 31, 1998....................         (10)            (47)             --          (5,033)        (3,155)


                                                COMPREHENSIVE
                                                   INCOME
                                                   (LOSS)
                                                -------------
BALANCE, MARCH 6, 1996 (inception)............    $     --
 Common stock issued for cash of $20 and
   intellectual property valued at $10 at
   $0.00375 per share in March 1996...........
 Net loss.....................................    $    (54)
                                                  --------
BALANCE, DECEMBER 31, 1996....................    $    (54)
                                                  ========
 Common stock issued for cash at $0.25 per
   share in May 1997..........................
 Common stock issued for cash at $0.25 per
   share in October 1997......................
 Net loss.....................................    $   (416)
                                                  --------
BALANCE, DECEMBER 31, 1997....................    $   (416)
                                                  ========
 Common stock issued for cash at $0.25 per
   share in February 1998.....................          --
 Common stock issued in exchange for
   consulting services valued at $0.25 per
   share in March 1998........................          --
 Conversion of founders stock to Series A
   preferred stock at $0.00375 per share in
   April 1998.................................          --
 Conversion of common stock to Series A
   preferred stock at $0.25 per share in April
   1998.......................................          --
 Preferred stock issued for cash at $0.50 per
   share in April and May 1998, net of
   issuance costs.............................          --
 Conversion of notes payable to Series B
   preferred stock at $0.50 per share in May
   1998.......................................          --
 Common stock issued for cash as a result of
   options exercised at $0.05 per share in May
   1998.......................................          --
 Issuance of warrants to purchase common stock
   in November 1998...........................          --
 Common stock issued for cash as a result of
   options exercised at $0.10 per share in
   November 1998..............................          --
 Deferred compensation........................          --
 Amortization of deferred compensation........          --
 Net loss.....................................    $ (4,563)
                                                  --------
BALANCE, DECEMBER 31, 1998....................      (4,563)
                                                  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    FOR THE PERIOD FROM INCEPTION (MARCH 6, 1996) THROUGH DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               PREFERRED STOCK
                                      ---------------------------------                                                NOTES
                                         SERIES A          SERIES B        COMMON STOCK                ADDITIONAL    RECEIVABLE
                                      ---------------   ---------------   ---------------               PAID-IN         FROM
                                      SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   WARRANTS    CAPITAL     STOCKHOLDERS
                                      ------   ------   ------   ------   ------   ------   --------   ----------   ------------
BALANCE, December 31, 1998..........  9,000      $9     2,860      $3      1,216    $ 1      $    7     $ 1,915       $   (10)
                                      -----      --     -----      --     ------    ---      ------     -------       -------
Repayment of note receivable from
  shareholder.......................     --      --        --      --         --     --          --          --            60
Common stock issued as a result of
  options exercised at $0.10 to
  $7.00 per share...................     --      --        --      --     12,855     13          --       9,102        (8,295)
Common stock repurchased at $0.10
  per share.........................     --      --        --      --        (14)    --          --          (1)           --
Valuation of options issued to
  consultants.......................     --      --        --      --         --     --          --         850            --
Valuation of shares reserved for
  issuance to consultants...........     --      --        --      --         --     --          --           8            --
Issuance of warrants to purchase
  common stock......................     --      --        --      --         --     --          10          --            --
Valuation of preferred stock
  warrants issued to lender in
  conjunction with debt.............     --      --        --      --         --     --       1,240          --            --
Valuation of common stock issued to
  consultants.......................     --      --        --      --         11     --          --         641            --
Valuation of warrants to purchase
  common stock issued to consultants
  at $0.10 per share................     --      --        --      --         --     --       2,364          --            --
Common stock issued in connection
  with the acquisition of the assets
  of FDI Information Resources,
  LLC...............................     --      --        --      --        350     --          --       3,150            --
Deferred compensation...............     --      --        --      --         --     --          --      60,552            --
Unrealized gains/losses on available
  for sale securities...............     --      --        --      --         --     --          --          --            --
Amortization of deferred
  compensation......................     --      --        --      --         --     --          --          --            --
Net loss............................     --      --        --      --         --     --          --          --            --
                                      -----      --     -----      --     ------    ---      ------     -------       -------
BALANCE, December 31, 1999..........  9,000      $9     2,860      $3     14,406    $14      $3,621     $76,216       $(8,245)
                                      =====      ==     =====      ==     ======    ===      ======     =======       =======

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                       UNREALIZED     DURING THE        TOTAL        COMPREHENSIVE
                                        DEFERRED     GAIN (LOSS) ON   DEVELOPMENT   STOCKHOLDERS'       INCOME
                                      COMPENSATION    INVESTMENTS        STAGE         DEFICIT          (LOSS)
                                      ------------   --------------   -----------   -------------   ---------------
BALANCE, December 31, 1998..........    $    (47)         $ --         $ (5,033)      $ (3,155)        $ (4,563)
                                        --------          ----         --------       --------         --------
Repayment of note receivable from
  shareholder.......................          --            --               --             60
Common stock issued as a result of
  options exercised at $0.10 to
  $7.00 per share...................          --            --               --            820
Common stock repurchased at $0.10
  per share.........................          --            --               --             (1)
Valuation of options issued to
  consultants.......................          --            --               --            850
Valuation of shares reserved for
  issuance to consultants...........          --            --               --              8
Issuance of warrants to purchase
  common stock......................          --            --               --             10
Valuation of preferred stock
  warrants issued to lender in
  conjunction with debt.............          --            --               --          1,240
Valuation of common stock issued to
  consultants.......................          --            --               --            641
Valuation of warrants to purchase
  common stock issued to consultants
  at $0.10 per share................          --            --               --          2,364
Common stock issued in connection
  with the acquisition of the assets
  of FDI Information Resources,
  LLC...............................          --            --               --          3,150
Deferred compensation...............     (60,552)           --               --             --
Unrealized gains/losses on available
  for sale securities...............          --           (40)              --            (40)        $    (40)
Amortization of deferred
  compensation......................      13,211            --               --         13,211
Net loss............................          --            --          (51,020)       (51,020)         (51,020)
                                        --------          ----         --------       --------         --------
BALANCE, December 31, 1999..........    $(47,388)         $(40)        $(56,053)      $(31,863)        $(51,060)
                                        ========          ====         ========       ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             FROM INCEPTION
                                                                       YEARS ENDED           (MARCH 6, 1996)
                                                                       DECEMBER 31,              THROUGH
                                                                --------------------------    DECEMBER 31,
                                                                1997     1998       1999          1999
                                                                -----   -------   --------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................    $(416)  $(4,563)  $(51,020)     $(56,053)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
  Amortization resulting from issuance of Series E preferred
    stock in connection with prepaid consulting services....       --        --        269           269
  Common stock issued in connection with consulting
    services................................................       --       125          7           132
  Valuation of common stock options issued in connection
    with consulting services................................       --        --      1,484         1,484
  Valuation of common stock reserved for future issuance in
    connection with consulting services.....................                             8             8
  Valuation of warrants to purchase common stock in exchange
    for consulting services.................................       --        --      2,364         2,364
  Depreciation and amortization of property and equipment...        1        96        980         1,078
  Amortization of intangibles...............................       --        --        715           715
  Amortization of deferred compensation.....................       --         5     13,211        13,216
  Amortization of deferred debt costs.......................       --         6        236           242
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net................................       --        --       (151)         (151)
    Prepaid expenses and other assets.......................       43       (97)    (2,385)       (2,483)
    Accounts payable........................................       12       263      6,738         7,023
    Accrued liabilities and accrued payroll.................       38       192      1,678         1,908
    Deferred revenue........................................       --        --         77            77
                                                                -----   -------   --------      --------
      Net cash used in operating activities.................     (322)   (3,973)   (25,789)      (30,171)
                                                                -----   -------   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments.......................       --        --    (23,550)      (23,550)
  Cash paid for the acquisition of General Asset Recovery
    Inc., net of cash acquired..............................       --        --     (1,800)       (1,800)
  Purchase of non-marketable investment.....................       --        --     (2,500)       (2,500)
  Cash paid on note issued in connection with the
    acquisition of
    General Asset Recovery Inc. ............................       --        --       (917)         (917)
  Purchases of property and equipment.......................      (13)     (825)    (9,009)       (9,848)
                                                                -----   -------   --------      --------
      Net cash used in investing activities.................      (13)     (825)   (37,776)      (38,615)
                                                                -----   -------   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of notes payable...............      358       418      4,434         5,285
  Repayments of notes payable...............................      (48)     (215)      (633)         (896)
  Proceeds from the issuance of Series B preferred stock,
    net of issuance costs...................................       --     1,255         --         1,225
  Proceeds from the issuance of Series C mandatorily
    redeemable convertible preferred stock, net of issuance
    costs...................................................       --     3,884         --         3,884
  Proceeds from the issuance of Series D mandatorily
    redeemable convertible preferred stock, net of issuance
    costs...................................................       --        --     11,986        11,986
  Proceeds from the issuance of Series E and E-1 mandatorily redeemable convertible preferred stock, net of issuance
    costs...................................................                        71,380        71,380
  Repayments of notes receivable from stockholders..........       --        --         60            60
  Proceeds from the issuance of common stock, net of notes
    receivable issued to common stockholders................       50       236        818         1,124
                                                                -----   -------   --------      --------
      Net cash provided by financing activities.............      360     5,578     88,045        94,078
                                                                -----   -------   --------      --------
      Net increase in cash and cash equivalents.............       25       780     24,480        25,292
CASH AND CASH EQUIVALENTS, beginning of period..............                 32        812            --
                                                                -----   -------   --------      --------
CASH AND CASH EQUIVALENTS, end of period....................    $  25   $   812   $ 25,292      $ 25,292
                                                                =====   =======   ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Intellectual property acquired from founders in exchange
    for common stock........................................    $  --   $    --   $     --      $     10
                                                                =====   =======   ========      ========
  Cash paid during the period for interest..................    $  --   $    14   $    439      $    453
                                                                =====   =======   ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of common stock into Series A preferred
    stock...................................................    $  --   $   280   $     --      $    280
                                                                =====   =======   ========      ========
  Conversion of notes payable into Series B preferred
    stock...................................................    $  --   $   170   $     --      $    170
                                                                =====   =======   ========      ========
  Issuance of warrants to purchase common stock.............    $  --   $     7   $  2,364      $  2,371
                                                                =====   =======   ========      ========
  Issuance of warrants to purchase mandatorily redeemable
    convertible preferred stock.............................    $  --   $    --   $  1,240      $  1,240
                                                                =====   =======   ========      ========
  Issuance of note payable to related party in connection
    with acquisition of
    General Asset Recovery LLC..............................    $  --   $    --   $  7,800      $  7,800
                                                                =====   =======   ========      ========
  Issuance of common stock in connection with the
    acquisition of FDI......................................    $  --   $    --   $  3,150      $  3,150
                                                                =====   =======   ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND DEVELOPMENT STAGE RISKS:

     Neoforma, Inc. (the "Company"), was incorporated on March 4, 1996 in the state of California for the purpose of providing business-to-business e-commerce services for the medical products, supplies and equipment marketplace. On November 4, 1998, the Company re-incorporated in the state of Delaware. On September 14, 1999, the Company changed its name to Neoforma.com, Inc. All information for the year ended December 31, 1996 represents the period from inception (March 6, 1996) to December 31, 1996.

     From inception, the Company has been primarily engaged in organizational activities, including designing and developing its website, recruiting personnel, establishing office facilities, raising capital and developing a marketing plan. The Company began revenue generation activities in 1999 but no significant revenue had been generated as of December 31, 1999. Accordingly, the Company is classified as a development stage company. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, increasing its customer base, implementing and successfully executing its business and marketing strategy and hiring and retaining quality personnel. Negative developments in any of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries General Asset Recovery, LLC and FDI Information Resources, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

REVENUE RECOGNITION

     The Company categorizes their services into three primary service lines. These service lines are Shop, Auction, and Plan. Shop revenue is derived from transaction fees paid or payable by suppliers of medical products on the Company's website and development fees from participating suppliers to digitize the supplier product information for display on the Company's website. Auction revenue is derived from transaction fees paid or payable by suppliers of medical products on the Company's website and from consigned inventory sold at live auctions and on-line auctions. In addition, Auction revenue includes transaction fees associated with the gross sales of purchased inventory less the direct costs of purchased inventory. Plan revenue is derived from licensing software and its related maintenance, website sponsorship fees and subscription fees for asset management and facilities planning services.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In general, the Company recognizes revenues when there is persuasive evidence of an arrangement, the fee is fixed and determinable, the product has been delivered to the customer or the service has been rendered and collection is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Deferred revenue primarily consists of revenue deferred under annual maintenance contracts on which amounts have been received from customers and for which the earnings process has not been completed.

     Transaction fee revenue, except in the case where the Company purchases inventory for sale in auctions, represents the Company's negotiated percentage of the purchase price or gross transaction fee at the time an order which was originated by a purchaser of medical equipment or supplies ("purchaser") is confirmed or accepted by the supplier. Thus, the Company reports transaction fee revenue net of amounts retained by the supplier. The gross transaction fee on a transaction is the price of a product listed on the website. The Company reports transaction fees on the net-basis as the Company does not believe that it acts as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, the Company does not establish the prices of products listed on the website; the Company does not take title to products to be shipped from the supplier to the purchaser, nor does it take title to or assume the risk of loss of products prior to or during shipment; the Company does not bear the credit and collections risk of the purchaser to the supplier; and the Company does not bear the risk that the product will be returned. In the case of sales associated with purchased inventory, the transaction fee revenue represents the fee from the purchaser less the direct costs of purchased inventory. Transaction fees associated with purchased inventory are recognized at the time of shipment or delivery, depending on the shipping terms associated with each transaction. The Company defers a portion of the transaction fee at the time of acceptance for potential transaction fee returns, which are related primarily to orders placed by non-bona fide purchasers or orders for which a supplier's content on the website is not posted according to the specifications of the supplier.

     Website sponsorship fees and other revenue includes sponsorship fees, development fees, asset management consulting fees, license fees, maintenance fees, and subscription fees. Sponsorship, development, and asset management consulting fee revenue is recognized as services are performed and billable according to the terms of the service arrangement. License fees are recognized when the software has been delivered and there are no other contingencies related to the Company's performance. If license fees are contingent upon the Company's performance subsequent to delivery, the Company defers recognition of such fees or the fair market value of the undelivered element requiring performance until performance is complete. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement.

CONCENTRATION OF CREDIT RISK

     Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash is on deposit with one financial institution. Cash investments include high quality short-term money market instruments through a high credit quality financial institution. The Company does not require collateral on trade accounts receivable as the Company's customer base primarily consists of healthcare providers, and suppliers of medical product, equipment and supplies. The Company provides reserves for credit losses.

MAJOR CUSTOMERS

     No customers made up more than 10% of total revenues for any of the periods presented.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following customers accounted for 10% or more of total outstanding receivables.

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1999
                                                              ----    ----
Customer A..................................................   --      23%
Customer B..................................................   --      17%

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills and marketable securities and are stated at cost which approximates fair market value.

INVESTMENTS

     The Company accounts for short-term and long-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Instruments." Accordingly, all of the Company's short-term and long-term investments are classified as "available-for-sale" and stated at fair value.

     Investments with original maturities greater than ninety days and less than one year are classified as short-term investments. Investments with original maturities greater than one year are classified as long-term investments. Investments classified as cash equivalents amounted to approximately $22,476,000 at December 31, 1999. There were no investments classified as cash equivalents at December 31, 1998. Investments classified as cash equivalents are recorded at cost and included in cash and cash equivalents at December 31, 1999.

     The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains and losses on short-term and long-term investments are recorded as a separate component of stockholders' equity until realized. The Company's policy is to record debt securities as available-for-sale because the sale of such securities may be required before maturity. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

     Realized gains and losses are netted and included in interest income in the accompanying statements of operations. There were no investments during the years ended December 31, 1997 and 1998. At December 31, 1999, the Company's available-for-sale securities mature on various dates through May 2001.

     The amortized cost, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows:

                                                               DECEMBER 31, 1999
                                                     --------------------------------------
                                                                                UNREALIZED
                                                     AMORTIZED    AGGREGATE       HOLDING
                                                       COST       FAIR VALUE    GAIN (LOSS)
                                                     ---------    ----------    -----------
                                                                 (IN THOUSANDS)
Debt securities issued by states of the United
  States and political subdivisions of the
  states...........................................   $ 3,500      $ 3,500         $ --
Corporate debt securities..........................    42,526       42,486          (40)
                                                      -------      -------         ----
                                                      $46,026      $45,986         $(40)
                                                      =======      =======         ====

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

ACCOUNTS RECEIVABLE

     Accounts receivable consists primarily of net amounts to be collected from suppliers or purchasers of services rendered, in the case of our live auction services, purchasers for services rendered. Accounts receivable is recorded net of allowance for doubtful accounts.

PREPAID CONSULTING FEES

     In October 1999, the Company issued 275,000 shares of its Series E-1 preferred stock, valued at $1.6 million, in exchange for marketing consulting services to be rendered by General Electric Medical Systems ("GEMS") through December 31, 2000. As a result, the Company recorded prepaid consulting fees which are amortized into sales and marketing expenses on a straight-line basis through December 31, 2000. The net unamortized portion of the prepaid consulting fees are included in prepaids and other current assets in the accompanying financial statements. In addition to the agreement to provide consulting services, GEMS has agreed to list products on Shop, has the option to sponsor rooms on Plan, and has agreed to sell a specified number of items of equipment on Auction.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and are depreciated on a straight-line basis over two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Repairs and maintenance costs are expensed as incurred.

INTANGIBLES

     Intangibles consists of goodwill, which represents the amount of purchase price in excess of the fair value of the tangible net assets, acquired software, and acquired assembled work force and customer lists in the acquisitions of General Asset Recovery LLC and FDI Information Resources LLC (see note 3). Intangibles are amortized on a straight-line basis over a period of 3 to 7 years. Intangibles are evaluated quarterly for impairment and written down to net-realizable value, if necessary. No impairment has been recorded to date.

     Intangible assets include the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Assembled work force and customer list......................  $    --   $   240
Software....................................................       --       600
Goodwill....................................................       --    12,194
                                                              -------   -------
                                                                   --    13,034
  Less: Accumulated amortization............................       --      (715)
                                                              -------   -------
                                                              $    --   $12,319
                                                              =======   =======

NON-MARKETABLE INVESTMENT

     In December 1999, the Company purchased 526,250 shares of IntraMedix LLC ("IntraMedix"), a privately held corporation in exchange for $2,500,000. IntraMedix is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. At December 31, 1999, the Company's ownership represented approximately 5% of the IntraMedix, Inc. common shares outstanding. The Company accounts for this investment using the cost method. IntraMedix is a related party to GeriMedix, a supplier with which the Company has an agreement to perform Shop services.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

PRODUCT DEVELOPMENT COSTS

     Product development costs include expenses incurred by the Company to develop and enhance the Company's website and related website services. Product development costs are expensed as incurred.

COST OF WARRANT ISSUED TO RECRUITER

     For the year ended December 31, 1999, the Company expensed $2.4 million related to the valuation of a warrant issued to an executive search firm in connection with services rendered in the search for the Company's Chief Executive Officer (see note 10).

STOCK BASED COMPENSATION PLAN

     The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation expense as required by SFAS No. 123 (see Note 11).

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the year ended December 31, 1999, the Company recorded approximately $40,000 of unrealized holding losses. The Company had no components of comprehensive income for the years ended December 31, 1997 and 1998. The Company has integrated the presentation of comprehensive income (loss) with the Consolidated Financial Statements of Changes in Stockholders' Equity (Deficit).

SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 1996, 1997, 1998 the Company operated in a single business segment providing e-commerce content to healthcare professionals in the medical product, supplies, and equipment industry. For the year ended December 31, 1999, the Company generated 84% and 7% of its revenues from transaction fees associated with live Auction sales and on-line Shop services, respectively. Through December 31, 1999, foreign operations have not been significant in either revenue or investment in long-lived assets.

BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive security is excluded, as they are anti-dilutive as a

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

result of the Company's net losses. The total number of shares excluded from the diluted loss per share calculation relating to these securities was approximately 300,000, 18 million, and 44 million shares for the years ended December 31, 1997, 1998 and 1999, respectively.

     Pro forma basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the planned initial public offering.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997      1998        1999
                                                              ------    -------    --------
Net loss....................................................  $ (416)   $(4,563)   $(51,020)
                                                              ======    =======    ========
Basic and diluted:
  Weighted average shares of common stock outstanding.......   8,083      2,977       5,854
  Less: Weighted average shares of common stock subject to
     repurchase.............................................      --       (215)     (3,190)
                                                              ------    -------    --------
  Weighted average shares used in computing basic and
     diluted net loss per share.............................   8,083      2,762       2,664
                                                              ======    =======    ========
  Basic and diluted net loss per common share...............  $(0.05)   $ (1.65)   $ (19.15)
                                                              ======    =======    ========
  Pro forma:
     Net loss...............................................            $(4,563)   $(51,020)
                                                                        =======    ========
Shares used above...........................................              2,762       2,664
Pro forma adjustment to reflect weighted average effect of
  assumed conversion of convertible preferred stock
  (unaudited)...............................................             10,086      28,618
                                                                        -------    --------
Weighted average shares used in computing pro forma basic
  and diluted net loss per share (unaudited)................             12,848      31,282
                                                                        =======    ========
Pro forma basic and diluted net loss per share
  (unaudited)...............................................            $ (0.36)   $  (1.63)
                                                                        =======    ========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 will be effective for the Company on January 1, 2001. SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principle to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material impact on its consolidated results of operations and financial position.

 3. ACQUISITIONS:

     In August 1999, the Company acquired substantially all of the assets of General Asset Recovery LLC ("GAR"), a live auction house and asset management company focused on medical products. The acquisition

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. According to the terms of the agreement, a segment of GAR's operations related to the auction of non-medical industrial products ("Industrial") was sold back to one of the original owners of GAR for nominal consideration. Accordingly, the revenue and direct costs associated with the Industrial operations have been eliminated in the pro forma tables presented below.

     The total purchase price of approximately $9.7 million consisted of $1.7 million in cash, a note payable of $7.8 million, the assumption of $100,000 of liabilities and acquisition-related expenses of $100,000. In the initial allocation of the purchase price, $25,000 was allocated to tangible assets and $9,675,000 was allocated to intangible assets. The intangible assets will be amortized over an estimated life of seven years. The note payable is due over a five-year period and bears interest at 7% per annum.

     The unaudited pro forma results of operations of the Company and General Asset Recovery LLC for the years ended December 31, 1998 and 1999, assuming the acquisition took place at the beginning of each year, are as follows (in thousands, except per share amounts):

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
Revenue.....................................................  $ 1,514    $  2,568
                                                              =======    ========
Net loss....................................................  $(6,778)   $(52,001)
                                                              =======    ========
Basic and diluted net loss per share........................  $ (2.45)   $ (19.52)
                                                              =======    ========

     In November 1999, the Company acquired certain assets of FDI Information Resources, LLC ("FDI"), a company in the business of developing and licensing equipment planning software. Under the terms of the agreement, the Company acquired the rights to software and certain customer contracts. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The total purchase price of approximately $3.4 million, consisted of 350,000 shares of common stock valued at $3,150,000, estimated assumed liabilities of approximately $97,000, and estimated acquisition-related expenses of approximately $112,000. In the initial allocation of the purchase price, $600,000, $240,000, and $2,519,000 were allocated to acquired software, assembled workforce and trade names, and goodwill, respectively. (see note 2.) The acquired software, assembled workforce and trade names and goodwill will be amortized over an estimate useful life of three years.

     The unaudited pro forma results of operations of the Company, GAR and FDI for the years ended December 31, 1998 and 1999, assuming the acquisitions took place at the beginning of each period, are as follows (in thousands, except per share amounts):

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
Revenue.....................................................  $ 1,561    $  2,764
                                                              =======    ========
Net loss....................................................  $(8,254)   $(53,193)
                                                              =======    ========
Basic and diluted net loss per share........................  $ (1.61)   $ (19.97)
                                                              =======    ========

     In November 1999, the Company issued a note receivable to Pharos Technologies, Inc. ("Pharos") in the amount of $500,000. Subsequent to December 31, 1999, the Company acquired Pharos (see Note 14.) As

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

part of its consideration for the acquisition, in accordance with the terms of the note, the Company forgave the entire principal amount together with any accrued interest. Notes receivable are included in other assets in the accompanying financial statements.

     In January 2000, the Company acquired Pharos Technologies, Inc., ("Pharos") a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The total purchase price of approximately $22.8 million, consisted of approximately 2.0 million shares of common stock valued at $22 million, forgiveness of loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000, and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over a period of the original terms, which specify a vesting period of 4 years. In the initial allocation of the purchase price, $367,000, $3,000,000, $3,000,000, and $16,457,000 was allocated to tangible assets, acquired in-process research and development, developed technology, and goodwill, respectively. The acquired in-process research and development will be expensed upon consummation of the acquisition. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of 3 years. The goodwill will be amortized over an estimated useful life of 5 years.

 4. PROPERTY AND EQUIPMENT:

     As of December 31, 1998 and 1999, property and equipment consisted of the following (in thousands):

                                                              1998      1999
                                                              -----    -------
Computers and test equipment................................  $ 580    $ 5,751
Software....................................................     78      3,172
Furniture and fixtures......................................    140        756
Leasehold improvements......................................     41        179
                                                              -----    -------
                                                                839      9,858
Less: Accumulated depreciation and amortization.............   (108)    (1,087)
                                                              -----    -------
Property and equipment, net.................................  $ 731    $ 8,771
                                                              =====    =======

 5. LOANS AND NOTES PAYABLE:

     In 1996 and 1997, certain stockholders exchanged cash for notes payable. The interest rate for the notes was 5.6%. These notes were convertible into Series B preferred stock. As of December 31, 1998, $170,000 of the $385,000 notes payable were converted and the remainder was paid in full.

     In June 1998, the Company entered into a $750,000 secured credit facility with a bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, the Company converted $433,000 of outstanding equipment loans into a term loan due June 2000, which bears interest at the lender's prime rate (8.25% as of December 31, 1999). In December 1999, the Company repaid the term loan, in-full. At December 31, 1999, there were borrowings of approximately $404,000 under the equipment loan. This facility is secured by substantially all of the Company's assets other than equipment. In consideration for this credit facility, the Company granted the bank a warrant to purchase 45,000 shares of Series C preferred stock at an exercise price of $0.77 per share. In July 1999, in consideration for the conversion of the equipment loan to a term loan and the release of the

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

security interest in equipment, the Company granted the bank a warrant to purchase 10,000 shares of Series D preferred stock at an exercise price of $1.18 per share (see note 10).

     In May 1999, the Company entered into a subordinated loan agreement (the "loan agreement") with a lender under which it can borrow up to $2.0 million. The loan agreement bears interest at 12.5% and expires in July 2002. At December 31, 1999 there were borrowings of approximately $1.7 million outstanding under the loan agreement. The loan agreement is collateralized by all of the assets of the Company. In addition, a warrant to purchase 228,813 shares of preferred Series D stock at an exercise price of $1.18 per share was issued in conjunction with the loan agreement (see note 10).

     In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Hardware amounts bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Software amounts bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased secures this facility. In connection with this facility, the Company issued the lender a warrant to purchase 137,711 shares of our Series D preferred stock at $1.18 per share (see note 10). At December 31, 1999, the principal balance was $2.1 million.

     As part of the purchase price of GAR (see note 3), the Company issued in August 1999 a promissory note payable to an owner of GAR in the amount of $7.8 million. The note bears interest at 7% per annum and is payable in 60 monthly installments of scheduled principal amounts plus interest. At December 31, 1999 the remaining principal balance was approximately $6.9 million.

     Future maturities of principal on the loans and notes payable as of December 31, 1999 are as follows (in thousands):

2000.......................................................  $ 3,360
2001.......................................................    2,908
2002.......................................................    2,679
2003.......................................................    1,722
2004 and thereafter........................................      433
                                                             -------
                                                             $11,102
                                                             =======

 6. COMMITMENTS:

     The Company leases its office facilities under an operating lease. Rent expense for the years ended December 31, 1996, 1997, 1998 and 1999 was approximately $22,000, $40,000, $304,000, and, $793,000, respectively. In
January 2000, the Company entered into an agreement to lease a new building. The lease payments are included in the table below.

     Future minimum obligations under non-cancelable operating leases are as follows (in thousands):

2000.......................................................  $ 3,915
2001.......................................................    4,417
2002.......................................................    4,516
2003.......................................................    4,217
2004.......................................................    3,811
                                                             -------
                                                             $20,876
                                                             =======

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In May 1999, the Company entered into an agreement with a non-profit health services research organization (the "organization"), which allows the Company to use content from the organization's database of information about medical products and manufacturers and obtain a license to use elements of its classification system. Additionally, the agreement provides for joint marketing activities and collaboration in the creation of a database of product and vendor information. This agreement requires the Company to make revenue sharing payments to the organization during the three-year term of the agreement and for two years following expiration or termination of the agreement with respect to revenue derived from the Company's Plan service. During the second and third years, the Company is required to pay a nonrefundable fee of $600,000 per year, in equal monthly installments, which shall be credited against any revenue sharing profits payable.

     In October 1999, the Company entered into a three-year agreement with a consulting firm (the "Consultant"), which is a stockholder as a result of the Series E financing, in which the Consultant agreed to introduce the Company's services to appropriate clients, based on their interests, and to incorporate the Company's services into certain of its service offerings. The agreement also provides for joint marketing activities. In consideration, the Company has agreed to make payments to the Consultant in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma.com e-commerce transaction revenue and other payments. The Company has also agreed to utilize the Consultant's services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from the Consultant, at a discount from the Consultant's standard fees. For the year ended December 31, 1999, the Company recorded expenses amounting to $1.5 million related to this agreement and are included in sales and marketing expenses in the accompanying financial statements.

     In October 1999, the Company entered into an agreement with a hardware vendor, which is a stockholder as a result of the Series E financing, pursuant to which the Company agreed to develop complementary marketing programs with the vendor and establish hyperlinks between their respective internet websites. The Company agreed to use the vendor as its exclusive supplier of certain hardware products and agreed to purchase at least $5,000,000 of the vendor's products and $100,000 of consulting services on a mutually agreed upon schedule. For the year ended December 31, 1999, the Company recorded expenditures amounting to $1.5 million related to this agreement and are included primarily in property and equipment in the accompanying financial statements.

     In November 1999, we entered into a co-branding agreement with a consultant. Under the agreement, the consultant will transfer to our website all listings of new and used medical products offered for sale through its website (on an exclusive basis to the extent it has the right to do so), and we will transfer to the consultant all listings of used and excess laboratory products offered for sale on our website (on an exclusive basis to the extent we have the right to do so). We have also agreed to establish links between our respective websites. In addition, the consultant will develop and maintain a co-branded career center and a co-branded training and education center, and will provide us with specified content created for its medical online communities. This consultant also has the non-exclusive right to sell sponsorships on our Plan service and the exclusive right to sell advertising on the co-branded sites. We have agreed to pay this consultant $2,000,000 of development and promotional fees over the next two years under this agreement, of which we paid $687,000 in the fourth quarter of 1999. We and this consultant have agreed to each pay the other commissions equal to a percentage of net revenues earned through product listings transferred to its website by the other, and to share specified sponsorship and advertising revenue.

 7. LITIGATION:

     On August 6, 1999, Fisher Scientific International, Inc. ("Fisher") filed a petition in the District Court of Montgomery County, Texas, against the Company and an individual that the Company had hired to serve as

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Executive Vice President of Sales. Fisher previously employed this individual and Fisher alleged, among other things, unfair competition. On November 11, 1999 the case was settled out of court. The terms of the settlement are such that the Company agreed to issue 176,057 shares of the Company Series E Preferred Stock at $5.68 per share to Fisher in exchange for cash and reimbursement of Fisher's legal fees. For the year ended December 31, 1999 the Company paid approximately $600,000 in reimbursement of Fisher's legal fees. These litigation expenses are included in general and administrative expenses for the year ended December 31, 1999.

     In January 2000, Forma Scientific, Inc. an affiliate of Thermo Electron Company, notified the Company that it believes that the Company is violating its trademark rights to its name. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously.

 8. STOCKHOLDERS' EQUITY:

     On October 12, 1999, the Company amended and restated its certificate of incorporation. The number of authorized shares was increased to 200,000,000 and 40,747,048 shares of common stock and preferred stock, respectively. The preferred stock authorized is designated as 9,000,000, 2,860,000, 5,109,937, 10,572,886, 11,168,662, and 2,035,563 shares of Series A, B, C, D, E, and E-1 preferred stock, respectively (see note 9).

COMMON STOCK

     As of December 31, 1999, the Company has reserved the following shares of common stock for future issuance as follows (in thousands):

Conversion of Series A outstanding preferred stock..........   9,000
Conversion of Series B outstanding preferred stock..........   2,860
Conversion of Series C outstanding preferred stock..........   5,065
Conversion of Series D outstanding preferred stock..........  10,196
Conversion of Series E and E-1 outstanding preferred
  stock.....................................................  12,870
Stock Option Plans..........................................  14,487
Conversion of warrants outstanding..........................     858
                                                              ------
                                                              55,336
                                                              ======

     During the year ended December 31, 1998, the Company amended an agreement to issue approximately 26,000 shares of common stock in exchange for services rendered. As of December 31, 1998, approximately 17,000 of the shares were due but had not been issued. In February 1999, approximately 13,000 of the shares were issued. Approximately 9,000 additional shares of common stock were due under the terms of the same agreement for the year ended December 31, 1999. As of December 31, 1999, such shares had not been issued; however, the related expense associated with the issued shares is included in the accompanying consolidated statements of operations.

     During the year ended December 31, 1999, the Company entered into an investment advisory agreement with consultant to issue options to purchase common shares in exchange for services. In accordance with the service agreement, the Company is required to grant the options to purchase common shares equal to $15,000 divided by the exercise price. The exercise price of the stock options shall be equal to the fair market value of the Company's common stock at the time of the option grant. The options will be granted every six months of the agreement, provided services are rendered. The service provider agreed to exercise the options at the time that they vest. At December 31, 1999 no options had been issued under the terms of this arrangement.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In January 2000, the Company completed its initial public offering of 8,050,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters discount of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

PREFERRED STOCK

     Preferred stock consists of 9,000,000 shares designated as Series A preferred stock ("Series A") and 2,860,000 shares designated as Series B preferred stock ("Series B"). The Series A preferred stock was issued in exchange for 9,000,000 shares of previously issued common stock. The Series B preferred stock was issued for cash at $0.50 per share.

     Upon the Company's initial public offering in January 2000, all outstanding shares of convertible preferred stock were converted into common stock.

     The rights and preferences of the outstanding Series A and B preferred stock are as follows:

  DIVIDENDS

     The holders of Series A and B preferred stock are entitled to receive non-cumulative dividends at $.02 and $.04 per share, respectively, or, if greater, an amount equal to that paid on any other outstanding shares of the Company, except that the shares of a given series of preferred stock shall not receive any greater dividend as a result of the Company's payment of a dividend on any such series of preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. No dividends shall be payable on any common stock until dividends to Series A and Series B preferred stock have been paid or declared by the Board of Directors. As of December 31, 1999, no dividends had been declared.

  LIQUIDATION PREFERENCE

     In the event of any liquidation, dissolution or winding up of the Company, holders of Series A and B are entitled to receive (along with the liquidation preference available to Series C and Series D stockholders -- see Note 9), in preference to holders of common stock, the amount of $0.25 and $0.50 per share, respectively, plus all declared but unpaid dividends. Such amounts will be adjusted for any stock split, stock dividends and recapitalizations. If such assets of the Company are not available to sufficiently satisfy the full preferential amount of all series of preferred stock then the entire assets and funds of the Company shall be distributed among the holders of all series of the preferred stock in accordance with the aggregate preference payment to which they are entitled. After the payment or the setting aside of the payment set forth above, the remaining assets of the corporation shall be distributed on a pro-rata basis to the holders of the preferred stock, on an as-converted basis, and the holders of common stock until the holders of the Series A, B, C and D have received an additional $0.25, $0.50, $0.77 and $1.18 per share, respectively. After the distributions to the holders of preferred stock and redeemable preferred stock have been made the remaining assets of the corporation available for distribution to shareholders shall be distributed pro-rata among the holders of common stock.

  VOTING RIGHTS

     The holders of the Series A and Series B are entitled to a number of votes equal to a number of shares of common stock into which such preferred stock is convertible.

  CONVERSION

     Each share of Series A and Series B is convertible into one share of common stock at the option of the holder at any time after the date of issuance of such shares, and automatically converts at the consummation of the Company's sale of common stock in an underwritten public offering which results in net cash proceeds

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

to the Company of at least $60,000,000 and an offering price to the public of a least $7.00 per share. The conversion rate is subject to adjustment for dilution, including but not limited to, stock splits, stocks dividends and stock combinations.

 9. MANDATORILY REDEEMABLE PREFERRED STOCK:

     In August 1998, the Company completed an offering of 5,064,937 shares of Series C mandatorily redeemable preferred stock ("Series C") at $0.77 per share. Total proceeds of the offering amounted to approximately $3.9 million.

     On February 19, 1999, the Company completed an offering of 10,196,361 shares of Series D mandatorily redeemable preferred stock ("Series D") at $1.18 per share. Total proceeds of the offering amounted to approximately $12.0 million.

     On October 12, 1999, the Company completed an offering of 10,658,070 shares of Series E mandatorily redeemable preferred stock ("Series E") and 2,035,563 shares of Series E-1 mandatorily redeemable preferred stock ("Series E-1") at $5.68 per share. Included in the issuance of the Series E-1 is 275,000 shares issued in connection with a strategic alliance the Company entered into in October 1999. Thus, the net cash proceeds amounted to approximately $70.5 million. In addition, the Company agreed to issue 176,057 shares of the Company's Series E at 5.68 per share in settlement of a lawsuit in exchange for cash and reimbursement of legal fees (see Note 7).

     Upon the Company's initial public offering in January 2000, all outstanding shares of mandatorily redeemable preferred stock were converted into common stock.

     The rights and preferences of the outstanding Series C, D, E and E-1 redeemable preferred stock are as follows:

  DIVIDENDS

     The holders of Series C, Series D, Series E and Series E-1, redeemable preferred stock are entitled to receive non-cumulative dividends at $0.062, $0.0944, $0.4544, and $0.4544 per share annum, respectively, or, if greater, an amount equal to that paid on any other outstanding shares of the Company, except that the shares of a given series of preferred stock shall not receive any greater dividend as a result of the Company's payment of a dividend on any such series of preferred stock. Such dividends shall be payable only when, as, and if declared by the Board of Directors. As of December 31, 1999, no dividends had been declared.

     If the offering price to the public of the Company's Common Stock in the IPO is at least $7.00 per share but less than $10.00 per share, the Company will record a preferred stock dividend of up to approximately $22 million relating to the Series E and E-1 beneficial conversion rights that will be triggered on the effective date of the Company's IPO. If the public offering price is $10.00 per share or more there will not be a preferred stock dividend charge.

  LIQUIDATION PREFERENCE

     In the event of any liquidation, dissolution or winding up of the Company, holders of preferred stock of Series C, Series D, Series E, Series E-1 are entitled to receive (along with the liquidation preference available to Series A and Series B stockholders -- See Note 8) in preference to the amount of $0.77, $1.18, $5.68, and $5.68 per share, respectively, plus all declared but unpaid dividends. Such amounts will be adjusted for any stock split, stock dividends and recapitalizations. In the occurrence, or in the event the Company assets and funds are unable to sufficiently satisfy the full preferential amounts of all series of preferred stock, the

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Company will then distribute their entire assets and funds that are legally available among the holders of all series of preferred stock in accordance with the aggregate preference payment to which they are entitled.

     After the payment or the setting aside of the payment set forth above, the remaining assets and funds of the Company that are legally available shall be distributed, on a pro-rata basis to the holders of the preferred stock, on an as-converted basis, and the holders of common stock until the holders of the series A, B, C, D, E, and E-1, have received an additional $0.25, $0.50, $0.77, $1.18, $5.68 and $5.68 per share, respectively.

     After the distributions to the holders of preferred stock and redeemable preferred stock have been made, the remaining assets of the corporation available for distribution to stockholders shall be distributed pro rata solely among the holders of common stock.

  VOTING RIGHTS

     The holders of the Series C, D, E and E-1 are entitled to the number of votes equal to a number of shares of common stock into which such redeemable preferred stock is convertible.

  CONVERSION

     Each share of Series C, D, E, and E-1 is convertible into one share of common stock at the option of the holder at any time after the date of issuance of such shares, and automatically converts at the consummation of the Company's sale of common stock in an underwritten public offering which results in net cash proceeds to the Company of at least $60,000,000 and an offering price to the public of at least $7.00 per share. The conversion rate is subject to adjustment for dilution, including, but not limited to, stock splits, stock dividends and stock combinations.

     The Series E and E-1 will be subject to the following adjustment:

     If the offering price to the public of the Company's common stock in the IPO is at least $7.00 per share but less than $10.00 per share, each share of Series E and E-1 will convert into the number of shares of common stock determined by (1) dividing the offering price to the public by $10.00 and multiplying the quotient obtained by the conversion price of the Series E and E-1 then in effect (the "Conversion Price") and (2) dividing $5.68 by the Conversion Price.

     The Series E-1 will be subject to the following additional adjustments:

          (1) If the Company achieves $11.75 million or more of combined revenue from its Shop and Plan operations for fiscal year 2000, as set forth in the financial plan provided to the investors by the Company (the "Financial Plan"), then each share of Series E-1 will be converted into 0.7143 shares of common stock; and

          (2) If the Company achieves $5 million or less of combined revenue from its Shop and Plan operations for fiscal year 2000, as set forth in the Financial Plan, and a holder of Series E-1 shares is in compliance with the terms of its commercial agreement with the Company, then each share of Series E-1 will be converted into 1.6667 shares of common stock.

  MANDATORY REDEMPTION

     Upon the affirmative vote of the holders of the majority of the Series C, Series D, Series E, and Series E-1 the Company can be required to redeem all shares of Series C, Series D, Series E and Series E-1 outstanding as of the date of such demand, which date shall hereinafter be referred to as the "Redemption Date." The Redemption Price of the Series C, Series D, Series E and Series E-1 will be $0.77, $1.18, and

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

$5.68 per share, respectively, subject to adjustment for dilution. The stockholders cannot require redemption prior to seven years after the issuance of the Series C, Series D, Series E, and Series E-1.

     Beginning with the first year anniversary of the Redemption Date, the Company shall be required to redeem annually no more than that number of shares of Series C, Series D, Series E and Series E-1, equal to 25% of the Series C, Series D, Series E, and Series E-1, outstanding as of the Redemption Date. From and after the Redemption Date, all rights of the shares designated for redemption shall cease with respect to such shares. If the funds of the Company legally available for redemption of Series C, Series D, Series E and Series E-1 on any Redemption Date are insufficient to redeem the total number of shares of the Series C, Series D, Series E, and Series E-1 to be redeemed on such date, those funds which are legally available will be used to redeem the maximum number of such shares on a pro rata basis among the holders of Series C, Series D, Series E and Series E-1 based on each holder's share of the total redemption price. At any time thereafter when additional funds of the Company are legally available for the redemption of the shares of the Series C, Series D, Series E and Series E-1 such funds will immediately be set aside for the redemption Date but which it has not redeemed.

10. WARRANTS:

     In June 1998, the Company issued a warrant to purchase 45,000 shares of Series C preferred stock at an exercise price of $0.77 per share in conjunction with a loan agreement. The fair value of the warrant at the date of issuance was determined to be approximately $7,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free rate of 5.6%; expected life of one year; and expected volatility of 70%. This amount is being recognized as additional interest expense over the expected life of the loan agreement.

     In May 1999, the Company issued a warrant to purchase 228,813 shares of Series D preferred stock at an exercise price of $1.18 per share in conjunction with a loan agreement. The warrant is exercisable immediately and expires the later of May 12, 2006 or three years from the effective date of an initial public offering. The fair value of the warrant at the date of issuance was determined to be approximately $640,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 5.0%; expected life of one year; and expected volatility of 70%. This amount will be recognized as additional interest expense over the expected life of the loan agreement.

     In July 1999, the Company issued a warrant to purchase 10,000 shares of Series D at an exercise price of $1.18 per share in conjunction with a loan agreement. The fair value of the warrant at the date of issuance was determined to be approximately $40,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free rate of 5.3%; expected life of one year; and expected volatility of 70%. This amount will be recognized as additional interest expense over the expected life of the loan agreement.

     In July 1999, the Company issued a warrant to purchase 137,711 shares of Series D at $1.18 per share in connection with an equipment lease line. The warrant is exercisable immediately and expires the later of July 7, 2006 or three years from the effective date of an initial public offering. The fair value of the warrant at the date of issuance was determined to be approximately $559,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 5.3%; expected life of one year; and expected volatility of 70%. This amount will be recognized as additional interest expense over the expected life of the lease line.

     In September 1999, the Company issued to a retained executive search firm a warrant to purchase 436,623 shares of the Company's common stock at an exercise price of $0.10 per share. The warrant is exercisable immediately and expires on September 9, 2009. The fair value of the warrant was determined to be approximately $2.4 million and was estimated using the Black-Scholes valuation model with the following

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

assumptions: risk-free interest rate of 5.5%; expected life of four months; and expected volatility of 70%. This expense is included in cost of warrant issued to recruiter for the year ended December 31, 1999.

     As of December 31, 1999, none of the warrants mentioned above had been exercised.

11. STOCK OPTIONS:

1997 STOCK PLAN

     The Company, under the 1997 Stock Plan (the "Plan"), reserved approximately
14.7 million shares of common stock. The stock is reserved for the employees, directors, and consultants. The term of each option will be stated in the option agreement and is not to exceed 10 years after the grant date. If the optionee owns stock representing more than 10% of the voting power the term of the option will not exceed 5 years after the grant date.

     Option pricing shall be no less than 85% of the fair market value per share on the date of the grant. If the optionee owns stock representing more than 10% of the voting power the option price shall not be less than 110% of the fair market value per share on the date of the grant. If the stock option is an incentive stock option, then the price for the stock cannot be less than 100% of the fair market value per share on the date of the grant.

     Any option granted shall be exercisable at such times and under such conditions as determined by the Board of Directors. However, for most options 25% of the shares subject to the option shall vest 12 months after the vesting commencement date, and 1/48 of the shares shall vest each month thereafter. Options under the Plan are exercisable immediately, subject to repurchase rights held by the Company, which lapse over the vesting period as determined.

     The Company's right of repurchase will lapse at a rate determined by the Board of Directors. However, for most options the Company's right to repurchase will lapse at a rate of 25% of the shares after the first 12 months and 1/48 of the shares, per month, after the vesting commencement date.

1999 EQUITY INCENTIVE PLAN

     In November 1999, the board of directors approved the 1999 Equity Incentive Plan ("the 1999 Plan") to replace the 1997 Stock Plan. The Company has reserved approximately 5,000,000 shares of common stock for issuance under the 1999 Plan, and the 1999 Plan stipulates that the amount authorized will automatically be increased each year by shares equal to 5% of the total outstanding shares as of December 31 of the preceding year. Incentive stock options may only be granted to employees under the 1999 plan, and they must be granted at an option price no less than 100% of the fair market value of the common stock on the date of grant. If the optionee owns stock representing more than 10% of the outstanding voting stock, incentive stock options must be granted at an option price no less than 110% of the fair market value of the common stock on the date of grant. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors or advisors to the Company, and must be granted at an option price no less than 85% of the fair market value of the common stock on the date of grant. All options granted under the 1999 Plan carry a maximum term of 10 years from the date of grant, and shall be exercisable at such times and under such conditions as determined by the board of directors at the date of grant. However, for most options 1/4 of the shares subject to the option shall vest 12 months after the vesting commencement date, and 1/48 of the shares subject to the option shall vest each month thereafter.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Activity under the Plan was as follows (in thousands, except per share amounts):

                                                                            OUTSTANDING OPTIONS
                                                                         -------------------------
                                                             SHARES                   WEIGHTED-
                                                            AVAILABLE                  AVERAGE
                                                            FOR GRANT    NUMBER     EXERCISE PRICE
                                                            ---------    -------    --------------
BALANCE, JANUARY 24, 1997.................................    1,000           --        $  --
  Granted under the Plan..................................     (300)         300        $0.05
                                                             ------      -------        -----
BALANCE, DECEMBER 31, 1997................................      700          300        $0.05
  Authorized..............................................    1,000           --        $  --
  Granted.................................................   (1,458)       1,458        $0.08
  Exercised...............................................       --         (716)       $0.06
  Canceled................................................       30          (30)       $0.10
                                                             ------      -------        -----
BALANCE, DECEMBER 31, 1998................................      272        1,012        $0.09
  Authorized..............................................   12,656           --        $0.09
  Authorized for issuance under the 1999 Equity Incentive
     Plan.................................................    5,000           --
  Granted under the Plan..................................   (8,116)       8,116        $1.88
  Granted outside of the Plan (a).........................       --        8,402        $0.93
  Exercised...............................................       --      (12,855)       $0.71
  Repurchased.............................................       14          (14)       $0.20
  Canceled................................................      809         (809)       $0.10
                                                             ------      -------        -----
BALANCE, DECEMBER 31, 1999................................   10,635        3,852        $3.57
                                                             ======      =======        =====

---------------
(a) During the year ended December 31, 1999, the Company granted options to purchase approximately 8,402,000 shares of common stock to certain Company executives, directors, and consultants. Such options were issued outside of the Plan.

     The Company accounts for the Plan under the provisions of APB No. 25. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, net losses would have increased to the following pro forma amounts (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997      1998        1999
                                                        ------    -------    --------
Net loss as reported..................................  $ (416)   $(4,563)   $(51,020)
Net loss pro forma....................................  $ (424)   $(4,597)   $(60,311)
Net loss per share as reported........................  $(0.05)   $ (1.65)   $ (19.15)
Net loss per share pro forma..........................  $(0.05)   $ (1.66)   $ (22.64)

     The weighted-average fair value of options granted during the years ended December 31, 1997 and 1998 and 1999 was $0.03, $0.07, and $4.60, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 4.07 to 6.40 percent; expected dividend yields of zero percent for all four periods; an average expected life of 3.5 years; and expected volatility of 0% for all periods except the year ended December 31, 1999, for which a volatility factor of 70% was used.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the stock options outstanding and exercisable as of December 31, 1999 (shares in thousands):

            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
--------------------------------------------    -------------------
                      WEIGHTED-    WEIGHTED-              WEIGHTED-
                       AVERAGE      AVERAGE                AVERAGE
EXERCISE              REMAINING    EXERCISE               EXERCISE
 PRICE      NUMBER      YEARS        PRICE      NUMBER      PRICE
--------    ------    ---------    ---------    ------    ---------
  $0.10       764       9.24         $0.10        764       $0.10
  $0.50       639       9.70         $0.50        639       $0.50
  $3.00       533       9.76         $3.00        533       $3.00
  $4.00       322       9.77         $4.00        322       $4.00
  $6.00       692       9.87         $6.00        692       $6.00
  $7.00       902       9.94         $7.00        902       $7.00
            -----       ----         -----      -----       -----
            3,852       9.71         $3.57      3,852       $3.57
            =====       ====         =====      =====       =====

     During October, 1999 the Board of Directors approved a change in the Plan providing for the exercise of options prior to an employee's vesting date. At December 31, 1999, 9,908,501 shares previously issued under the Plan were subject to repurchase at a weighted-average exercise price of $0.88 per share. At December 31, 1999, approximately 136,000 outstanding options were vested and exercisable.

DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees during fiscal 1998 and 1999, the Company recorded deferred compensation of approximately $60.6 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided; however, the method results in a front-loading of the compensation expense. Based on the above assumptions, the weighted-average fair values per share of options granted were $0.29 and $3.81 for the year ended December 31, 1998 and 1999, respectively. The Company recorded amortization of deferred compensation of $13.2 million during the year ended December 31, 1999.

     In January 2000, the Company granted options under the Plan that resulted in additional deferred compensation. The Company recorded additional deferred compensation of approximately $4,656 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The total amount of deferred compensation after recording the additional deferred compensation amounts to $65.2 million.

1999 EMPLOYEE STOCK PURCHASE PLAN

     In November 1999, the board of directors approved the 1999 Employee Stock Purchase Plan (the "ESPP") to become effective on the first day on which price quotations are available for the Company's common stock on the NASDAQ National Market. The Company has reserved 750,000 shares of common stock for issuance under the ESPP, and the terms of the ESPP stipulate that that amount will automatically be increased each year by shares equal to 1% of the total outstanding shares of common stock as of December 31 of the preceding year. Subject to certain eligibility requirements, employees may elect to withhold up to a maximum of 15% of their cash compensation for participation in the ESPP. Each offering

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

period under the ESPP will be two years in duration and will consist of four six-month purchase periods. The first offering period is expected to commence on the first day on which price quotations are available for the Company's common stock on the NASDAQ National Market with subsequent purchasing periods commencing on February 1 and August 1 each year. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or the last day of the purchase period.

12. INCOME TAXES:

     Effective January 1, 1998, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined using the current applicable enacted tax rate and provisions of the enacted tax law.

     Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1998 and December 31, 1999.

     At inception, the Company elected S-Corporation status. As of January 1, 1998, the Company elected C-Corporation status for Federal and state purposes. As a result, the Company is not entitled to any tax benefits associated with the period prior to C-Corporation election.

     At December 31, 1999, the Company had cumulative net operating loss carry forwards of approximately $31.5 million for Federal and state income tax purposes, expiring in the years ended 2018 and 2006, respectively.

     At December 31, 1999, the Company had cumulative research and development credit carry forwards of approximately $271,000 and $442,000 for Federal and state income tax purposes, respectively. These credits are subject to expiration through various periods through 2018. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

     The estimated tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
Temporary differences.......................................  $   943    $  3,900
Net operating loss carryforwards............................    1,845      12,926
Research and development tax credit carryforwards...........      102         558
                                                              -------    --------
                                                                2,890      17,384
Valuation allowance.........................................   (2,890)    (17,384)
                                                              -------    --------
                                                              $    --    $     --
                                                              =======    ========

     Due to uncertainty surrounding the realization of the deferred tax attributes in future years, the Company has recorded a valuation allowance against its net deferred tax assets.

     The provision for income taxes at the Company's effective tax rate differed from the benefit from income taxes at the statutory rate due mainly to the increase in valuation allowance and no benefit of the operating losses was recognized.

                               NEOFORMA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before taxes is as follows:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               1998         1999
                                                              -------      -------
Federal statutory rate......................................   (35.0)%      (35.0)%
State taxes, net of federal benefit.........................    (5.8)        (4.4)
Change in valuation allowance...............................    43.1         31.2
Deferred compensation.......................................      --         10.2
Tax credits.................................................    (2.3)        (1.4)
Other.......................................................      --         (0.6)
                                                               -----        -----
                                                                 0.0%         0.0%
                                                               =====        =====

13. RELATED PARTY TRANSACTIONS

     During 1996 and 1997, the Company borrowed a total of $433,000 from certain shareholders and officers. During 1997, $48,000 of the loans from these individuals was repaid in cash. At December 31, 1997, $385,000 of the loans from these individuals is included in notes payable. During 1998, $170,000 of the notes payable were converted to 340,000 shares of Series B and the remaining $215,000 was repaid in cash.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

     ALLOWANCE FOR           BALANCE AT                                                 BALANCE AT
   DOUBTFUL ACCOUNTS      BEGINNING OF THE   ADDITIONS CHARGED                            END OF
      DECEMBER 31,             PERIOD           TO EXPENSE       WRITE-OFFS    OTHER      PERIOD
------------------------  ----------------   -----------------   ----------   -------   ----------
1997....................      $    --             $    --         $    --     $    --    $    --
1998....................      $    --             $    --         $    --     $    --    $    --
1999....................      $    --             $ 4,000         $    --     $    --    $ 4,000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
21.01      Subsidiaries of the Registrant.
23.01      Consent of Arthur Andersen LLP, independent public
           accountants.
24.01      Power of Attorney (included on signature page).
27.01      Financial Data Schedule.