Form 10-K405/A
period 1999-12-31
NEOFORMA COM INC
filed 2000-05-01
CIK 1096219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 17, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant's common stock in The Nasdaq Stock Market on such date, was $1,172,382,871. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on March 17, 2000 was 64,773,413.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
ITEM 1.     BUSINESS....................................................    3
ITEM 2.     PROPERTIES..................................................   12
ITEM 3.     LEGAL PROCEEDINGS...........................................   13
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

                                   PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   14
ITEM 6.     SELECTED FINANCIAL DATA.....................................   16
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   17
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   36
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   36
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   36

                                   PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   37
ITEM 11.    EXECUTIVE COMPENSATION......................................   40
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   44
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   46

                                   PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................   50
SIGNATURES  ............................................................   53

EXPLANATORY NOTE: This Form 10-K/A amends Neoforma.com, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The purpose of this report is to provide the information required to be set forth in Part III of Neoforma's Annual Report, to revise certain disclosure regarding Neoforma's strategic alliances and to correct typographical errors in "Item
7 -- Management's Discussion and Analysis of Financial Conditions or Results of Operations -- Factors That May Affect Operating Results."

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

     We recently entered into a healthcare channel alliance with Ariba. Under the agreement, we will integrate our medical marketplace with Ariba's network in order to offer hospitals and healthcare institutions access to additional products and suppliers. In addition, we have entered into a strategic relationship with Ariba which will allow us to offer Ariba's ORMX procurement solution in our marketplace. This solution will further enable us to offer our purchasing customers a mechanism to automate and streamline the procurement process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for more information about our agreements with VerticalNet and Ariba.

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

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from approximately $1.4 million for the year ended December 31, 1998 to $14.3 million for the year ended December 31, 1999. The increase was primarily due to an increase in sales and marketing personnel costs, an increase in expenses related to travel, an increase in expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliances with Superior Consultant and VerticalNet. These increases were primarily due to significant expansion of our sales and marketing efforts and the hiring of additional sales and marketing personnel. We intend to significantly increase our selling and marketing expenses as we expand our sales force and invest in new marketing campaigns. In addition, we expect to continue to make significant payments in connection with our strategic alliances, which will further increase our selling and marketing expenses in the periods in which these payments are made. See "-- Liquidity and Capital Resources."

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

     In March 2000, we entered into a Hosting Alliance Agreement with Ariba, Inc. under which we will offer Ariba's ORMX procurement solution to users of our marketplace. Under this agreement, we will pay Ariba a substantial up-front fee for use of the ORMX procurement solution and we will pay Ariba specified fees for transactions occurring through Ariba's network, subject to minimum monthly amounts. The agreement also provides for joint marketing activities and sales planning.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE INCURRING LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     We have experienced losses from operations in each period since our inception, including net losses of $51.0 million for the 1999 fiscal year. In addition, as of December 31, 1999, we had an accumulated deficit of approximately $56.1 million. We have not achieved profitability and we expect to continue to incur substantial operating losses for the foreseeable future. We have generated limited revenue to date. If our revenue does not increase substantially or if our expenses increase further than we expect, we may never become profitable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Because our initial public offering did not occur until January 2000, our officers, directors and 10% stockholders were not required to make any filings with the SEC under Section 16 of the Exchange Act during 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows all compensation awarded to, earned by or paid for services rendered to us in all capacities during 1997, 1998 and 1999 by our Chief Executive Officer and four other most highly compensated executive officers who were serving as executive officers at the end of 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                      ANNUAL COMPENSATION                 AWARDS
                                            ---------------------------------------     SECURITIES
                                                                      OTHER ANNUAL      UNDERLYING
   NAME AND PRINCIPAL POSITION      YEAR     SALARY       BONUS       COMPENSATION       OPTIONS
   ---------------------------      ----    --------    ----------    -------------    ------------
Robert J. Zollars(1)..............  1999    $250,000    $  250,000     $   338,000(2)   5,239,475
  Chairman, President and           1998          --            --              --             --
  Chief Executive Officer           1997          --            --              --             --

Frederick J. Ruegsegger(3)........  1999      83,333        24,999          54,880(4)     604,555
  Chief Financial Officer and       1998          --            --              --             --
  Secretary                         1997          --            --              --             --

Robert Flury(5)...................  1999     160,412        66,666              --        609,392
  Senior Vice President of          1998          --            --              --             --
  Business Development              1997          --            --              --             --

Bhagwan D. Goel(6)................  1999      52,933       100,000              --        595,000
  Executive Vice President of       1998          --            --              --             --
  Products and Services             1997          --            --              --             --

Daniel A. Eckert(7)...............  1999     102,200            --          39,662(8)     450,000
  Executive Vice President of       1998          --            --              --             --
  Sales                             1997          --            --              --             --

---------------
(1) Mr. Zollars joined us in July 1999.

(2) Represents a reimbursement related to bonuses earned but unpaid by Mr. Zollars' prior employer.

(3) Mr. Ruegsegger joined us in July 1999.

(4) Represents a reimbursement related to the repayment of a relocation loan made by Mr. Ruegsegger's prior employer.

(5) Mr. Flury joined us in February 1999.

(6) Mr. Goel joined us in October 1999.

(7) Mr. Eckert joined us in July 1999.

(8) Represents a reimbursement for relocation expenses paid to Mr. Eckert.

                          OPTION GRANTS IN FISCAL 1999

     During 1999, we granted options to purchase a total of 15,451,664 shares of common stock to employees. All options granted are immediately exercisable and are nonqualified stock options. We have the right to repurchase the unvested shares upon termination of the optionee's employment with us. we granted the options listed below at an exercise price equal to the fair market value of its common stock, as determined by the board of directors on the date of grant. With regard to the options granted to Messrs. Ruegsegger and Flury, the options vest as to 25% of the underlying shares upon the first anniversary of the date of hire and as to an additional 2.083% each month thereafter. With regard to the options granted to Messrs. Goel and Eckert, the options vest as to 2.083% per month. With regard to the options granted to Mr. Zollars, 1,637,160 options vested upon his entering into his employment agreement and 3,602,315 options vest as to 25% of the underlying shares upon the first anniversary of the date of hire and as to an additional 2.083% each month thereafter. The options have a terms of 10 years from the date of grant or three months after termination of employment.

     In the table below, potential realizable values computed by (a) multiplying the number of shares of common stock subject to a given option by the deemed fair market value of the underlying common stock at December 31, 1999, (b) compounding the aggregate stock value derived from the foregoing calculation at an annual rate of 5% or 10% over the 10 year term of the option and (c) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rate of compounded stock price appreciation are based on Securities and Exchange Commission requirements and do not represent our estimates or projections of future common stock prices.

                                            INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                                        --------------------------                    VALUE AT ASSUMED
                           NUMBER OF      PERCENT OF                                ANNUAL RATES OF STOCK
                           SECURITIES   TOTAL OPTIONS                                PRICE APPRECIATION
                           UNDERLYING     GRANTED TO     EXERCISE                     FOR OPTION TERMS
                            OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION   -------------------------
          NAME              GRANTED     FISCAL YEAR(%)   PER SHARE      DATE          5%            10%
          ----             ----------   --------------   ---------   ----------   -----------   -----------
Robert J. Zollars........  5,239,475        33.91%         $0.10      6/29/2009   $59,217,921   $94,604,994
Frederick J.
  Ruegsegger.............    604,555         3.91           0.50      9/02/2009     6,591,017    10,674,142
Robert Flury.............    609,392         3.94           0.10      1/14/2009     6,887,508    11,003,302
Bhagwan D. Goel..........    595,000         3.85           3.00     10/04/2009     4,999,346     9,017,937
Daniel A. Eckert.........    450,000         2.91           0.50      9/07/2009     4,906,018     7,945,283

  AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth for each of our Chief Executive Officer and four other most highly compensated executive officers who were serving as executive officers at the end of 1999 the number of shares of common stock acquired and the value realized upon exercise of stock options during 1999 and the number and value of shares of common stock subject to "vested" and "unvested" options held as of December 31, 1999. Value at fiscal year end of unexercised in the money options is the difference between the exercise price and the deemed fair market value of the underlying common stock on December 31, 1999.

     In the table below, the heading "vested" refers to shares as to which our right of repurchase has lapsed. The heading "unvested" refers to shares that we have the right to repurchase upon termination of the optionee's employment.

                                                         NUMBER OF SECURITIES
                                                              UNDERLYING         VALUE OF UNEXERCISED
                               SHARES                    UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
                              ACQUIRED                    AT FISCAL YEAR END      AT FISCAL YEAR END
                                 ON          VALUE       --------------------    --------------------
            NAME              EXERCISE      REALIZED     VESTED     UNVESTED     VESTED     UNVESTED
            ----              ---------    ----------    -------    ---------    ------    ----------
Robert J. Zollars...........  5,239,475    $  523,948      --             --      $--      $       --
Frederick J. Ruegsegger.....    604,555       302,278      --             --       --              --
Robert Flury................    450,000        45,000      --        159,392       --       1,099,805
Bhagwan D. Goel.............    595,000     1,785,000      --             --       --              --
Daniel A. Eckert............    450,000       225,000      --             --       --              --

COMPENSATION ARRANGEMENTS WITH EXECUTIVE OFFICERS

     Mr. Zollars. In July 1999, we entered into an at-will employment agreement with Robert J. Zollars for him to serve as our Chairman, President and Chief Executive Officer. Under this agreement, Mr. Zollars receives a salary equal to $500,000 for the first year of the agreement, which can be increased by us in subsequent years. Mr. Zollars received a $250,000 bonus in December 1999. Beginning in 2000 and for each following year while he is employed by us, Mr. Zollars is eligible to receive a bonus payment of at least $500,000 for that fiscal year, based upon whether we achieve revenue and profitability targets and/or other organizational milestones to be specified by our board of directors.

     Upon entering into this employment agreement, Mr. Zollars received an option to purchase 1,637,160 shares of our common stock and an option to purchase 3,602,315 shares of our common stock, each at an exercise price of $0.10 per share. Both options were immediately exercisable and Mr. Zollars exercised these options in full in July 1999. As of December 31, 1999, all of the shares purchased under the option for 3,602,315 shares were subject to a repurchase right that lapses at a rate of 900,578 shares after his first year of employment and 75,048 shares per month thereafter. If we are acquired or if certain changes in control of Neoforma occur, the then unvested portion of his option will become vested.

     Mr. Zollars is eligible to receive from us a moving assistance loan of $2.5 million, which will be forgiven in equal monthly installments on the last day of each month from the date of closing on his new home through June 30, 2003. Mr. Zollars also has the right to be reimbursed by us up to $300,000 for any loss on the sale of his previous home. We are obligated to reimburse Mr. Zollars for an additional $338,000 plus additional moving expenses incurred in connection with his joining us.

     If Mr. Zollars' employment is terminated other than for disability or cause, or if Mr. Zollars resigns for good reason, he will be entitled to receive an amount equal to his annual salary, bonus and benefits. In addition, our right to repurchase all outstanding stock held by Mr. Zollars will lapse and the forgiveness of the home loan will be treated as if he had been employed by us for 12 additional months after the termination of employment. Good reason includes a reduction in his duties or responsibilities or a reduction in his salary, bonus or other benefits.

     Mr. Ruegsegger. In June 1999, we entered into an offer letter with Frederick J. Ruegsegger for him to serve as our Chief Financial Officer. Under this offer letter, Mr. Ruegsegger receives a salary equal to $200,000 per year. Mr. Ruegsegger is eligible to receive a bonus of up to $12,500 each quarter, based upon performance milestones to be specified by our president and assessed by our board of directors. In December 1999, Mr. Ruegsegger received $54,880 related to the repayment of a relocation loan. Upon entering into employment with us, Mr. Ruegsegger received an option to purchase 604,555 shares of our common stock at $0.50 per share. This option is immediately exercisable and Mr. Ruegsegger has exercised the option in full. As of December 31, 1999, all of the shares underlying the option were subject to a right of repurchase. The shares underlying the option vest over four years, with one fourth of the shares vesting at the end of the first year of employment with us and an additional one forty-eighth vesting each month thereafter, for so long as he is employed by us. If Mr. Ruegsegger's employment is terminated other than for cause, he will be entitled to receive an amount equal to three months of his salary. In addition, in the event of a change of control of Neoforma and termination of Mr. Ruegsegger's employment, 50% of the then unvested portion of Mr. Ruegsegger's option shall immediately vest.

     Mr. Goel. In September 1999, we entered into an offer letter with Bhagwan
D. Goel for him to serve as our Executive Vice President of Products and Services. Under this offer letter, Mr. Goel receives a salary equal to $225,000 per year. Mr. Goel received $100,000 in bonuses during 1999 and is entitled to receive a bonus of $50,000 after one year of employment. Upon entering into employment with us, Mr. Goel received an option to purchase 595,000 shares of our common stock at $3.00 per share. This option is immediately exercisable and Mr. Goel has exercised the option in full. As of December 31, 1999, 570,210 of the shares underlying the option were subject to a right of repurchase. The shares underlying the option vest in equal monthly installments over four years, for so long as he is employed by us. If Mr. Goel's employment is terminated other than for cause, he will be entitled to receive an amount equal to 12 months of his salary. In addition, in the event of certain changes of control of Neoforma, 50% of the then unvested portion of Mr. Goel's option shall immediately vest.

     Mr. Flury. In December 1998, we entered into an offer letter with Robert Flury for him to serve as our Vice President of Enterprise Sales. Under this offer letter, Mr. Flury receives a salary equal to $175,000 per year. Mr. Flury received bonuses of $66,666 during 1999, and is eligible to earn a bonus of up to $25,000 each quarter, based upon performance milestones to be specified by our president and assessed by our board of directors. Upon entering into employment with us, Mr. Flury received an option to purchase 609,392 shares at $0.10 per share. This option is immediately exercisable and Mr. Flury has exercised 450,000 shares of his option. As of December 31, 1999, all of the shares underlying the option were subject to a right of repurchase. The shares underlying the option vest over four years, with one fourth of the shares vesting at the end of the first year of employment with us and an additional one forty-eighth vesting each month thereafter, for so long as he is employed by us. If Mr. Flury's employment is terminated other than for cause, he will be entitled to receive an amount equal to three months of his salary. In addition, in the event of a change of control of Neoforma and termination of Mr. Flury's employment, 50% of the then unvested portion of Mr. Flury's option shall immediately vest.

     Mr. Eckert. In July 1999, we entered into an offer letter with Daniel A. Eckert for him to serve as our Executive Vice President of Sales. Under this offer letter, Mr. Eckert receives a salary equal to $250,000 per year. Mr. Eckert received $39,662 related to relocation costs and is entitled to receive a bonus of $50,000 per year, based upon performance milestones to be specified by our president and assessed by our board of directors. Upon entering into employment with us, Mr. Eckert received an option to purchase 450,000 shares of our common stock at $0.50 per share. This option is immediately exercisable and Mr. Eckert has exercised the option in full. As of December 31, 1999, 412,501 of the shares underlying the option were subject to a right of repurchase. The shares underlying the option vest in equal monthly installments over four years, for so long as he is employed by us. If Mr. Eckert's employment is terminated other than for cause, he will be entitled to receive an amount equal to 6 months of his salary. In the event of certain changes of control of Neoforma, 50% of the then unvested portion of Mr. Eckert's option shall immediately vest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of our board of directors is currently comprised of Messrs. Douglass, Filipowski and Helppie. None of these individuals has at any time been one of our officers or employees. For a description of the transactions between us and members of the compensation committee and entities affiliated with the compensation committee members, see "Item 13. -- Certain Relationships and Related Transactions." Robert J. Zollars, our President and Chief Executive Officer, is a member of the board of directors of divine interVentures, inc., of which Mr. Filipowski is President, Chief Executive Officer and Chairman of the board of directors.

DIRECTOR COMPENSATION

     Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable and necessary expenses for attending board and board committee meetings.

     Each eligible director who is not our employee and who is or becomes a member of our board will be automatically granted an option to purchase 100,000 shares of common stock under our 1999 Equity Incentive Plan, unless that director has previously received an option grant. Immediately following each annual meeting of stockholders, each eligible director will automatically be granted an option to purchase 25,000 shares of common stock under our 1999 Equity Incentive Plan, provided that the director is a member of the board on that date and has served continuously as a member of the board for a period of at least one year since the date of the director's initial grant. All options will have an exercise price equal to the fair market value of our common stock on the date of grant. The options will have 10-year terms and will terminate three months following the date the director ceases to be one of our directors or consultants or 12 months after any termination due to death or disability. Options granted under the plan will generally vest over four years. Any unvested shares subject to these options will become immediately vested and exercisable upon a transaction which results in a change in our control. Upon joining our board of directors in October 1999, we granted each of Richard D. Helppie and Andrew J. Filipowski an option to purchase 150,000 shares of our common stock at an exercise price of $4.00 per share. The shares underlying the options vest over three years, with one-third of the shares vesting at the end of the first anniversary of the date of grant and an additional one thirty-sixth vesting each month thereafter for so long as they serve as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information with respect to the beneficial ownership of our common stock as of March 31, 2000 by:

     - each person who is known by us to own beneficially more than 5% of our common stock;

     - each of our directors;

     - our Chief Executive Officer, our four other most highly compensated executive officers whose salary and bonus was more than $100,000 during the fiscal year ended December 31, 1999, and one of our co-founders; and

     - all of our directors and executive officers as a group.

     The number and percentage of Neoforma common stock beneficially owned are based on 64,773,413 shares of common stock outstanding at March 31, 2000. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of March 31, 2000, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes following the table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                              SHARES BENEFICIALLY OWNED
                                                              --------------------------
                  NAME OF BENEFICIAL OWNER                      NUMBER       PERCENTAGE
                  ------------------------                    -----------    -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Robert J. Zollars(1)........................................   5,239,475          8.1%
Jeffrey H. Kleck(2).........................................   3,929,448          6.1
Wayne D. McVicker(3)........................................   3,932,208          6.1
Frederick J. Ruegsegger(4)..................................     604,555          0.9
Robert Flury(5).............................................     609,392          0.9
Bhagwan D. Goel(6)..........................................     595,000          0.9
Daniel A. Eckert(7).........................................     550,000          0.8
David Douglass(8)...........................................   3,066,102          4.7
Terence J. Garnett(9).......................................   2,240,009          3.5
Madhavan Rangaswami(10).....................................     997,052          1.5
Richard D. Helppie(11)......................................   1,030,282          1.6
Andrew J. Filipowski(12)....................................   1,206,338          1.9
All 15 directors and executive officers as a group(13)......  25,559,866         38.9
OTHER 5% STOCKHOLDERS
Dell USA L.P.(14)...........................................   4,401,408          6.8
Delphi Ventures(15).........................................   3,066,102          4.7
Venrock Associates(16)......................................   5,448,260          8.4

---------------
 (1) Includes 3,602,315 shares of common stock subject to a repurchase right that lapses at a rate of 900,578 shares in July 2000 and 75,048 shares per month thereafter.

 (2) Includes 19,805 shares of common stock held by Jeffrey H. Kleck and Julie
     C. Kleck, Trustees of the 1999 Kleck Children's Irrevocable Trust "A" dated September 28, 1999 for the benefit of Katrina C. Kleck and 19,805 shares of common stock held by Jeffrey H. Kleck and Julie C. Kleck, Trustees of the 1999 Kleck Children's Irrevocable Trust "B" dated September 28, 1999 for the benefit of Alaina C. Kleck. Mr. Kleck disclaims beneficial ownership of the shares held by these entities.

 (3) Includes 16,948 shares of common stock held by McVicker Children's Trust A for the benefit of Weston G. McVicker and 16,948 shares of common stock held by McVicker Children's Trust B for the benefit of Reece A. McVicker. Mr. McVicker disclaims beneficial ownership of the shares held by these entities.

 (4) These shares are subject to a repurchase right that lapses over time.

 (5) Includes 272,261 shares of common stock that are subject to a repurchase right that lapses over time and 159,392 shares of common stock issuable under options that vest over time.

 (6) Includes 520,626 shares of common stock that are subject to a repurchase right that lapses over time.

 (7) Includes 375,001 shares of common stock that are subject to a repurchase right that lapses over time and 100,000 shares of common stock issuable under options that vest over time.

 (8) Includes 59,915, 2,906,187 and 67,170 shares of common stock held of record by Delphi BioInvestments IV, L.P., Delphi Ventures IV, L.P. and individual partners of Delphi Ventures IV, L.P., respectively. Mr. Douglass, one of our directors, is a managing member of Delphi Management Partners IV, L.L.C., the sole general partner of both Delphi BioInvestments IV, L.P. and Delphi Ventures IV, L.P. Mr. Douglass disclaims beneficial ownership of the shares held by these entities and partners.

 (9) Represents 150,848 shares of common stock held by Terence J. Garnett and 2,089,161 shares of common stock held by Terence J. and Katrina A. Garnett, Trustees of the Garnett Family Trust UDT 4/2/97. 41,667 of these shares of common stock are subject to a repurchase right that lapses over time.

(10) Includes 41,667 shares of common stock that are subject to a repurchase right that lapses over time.

(11) Includes 880,282 shares of common stock held by Superior Consultant Holdings Corporation. Mr. Helppie, one of our directors, is the Chairman, Chief Executive Officer and President of Superior. Includes 150,000 shares of common stock issuable under an option held by Mr. Helppie that was granted after September 30, 1999. Mr. Helppie disclaims beneficial ownership of the shares held by Superior.

(12) Includes 1,056,338 shares of common stock held by divine interVentures, Inc. Mr. Filipowski, one of our directors, is President, Chief Executive Officer and Chairman of the board of divine interVentures, Inc. Includes 150,000 shares of common stock issuable under an option held by Mr. Filipowski which was granted after September 30, 1999. Mr. Filipowski disclaims beneficial ownership of the shares held by divine interVentures, Inc.

(13) Includes 893,666 shares of common stock issuable under options held by directors and executive officers that are presently exercisable within 60 days of March 31, 2000. Also includes 6,374,760 outstanding shares that are subject to repurchase rights that lapse over time.

(14) The address of Dell USA L.P. Corporation is One Dell Way, Round Rock, TX 78682.

(15) Includes 59,915 and 2,906,187 shares of common stock held by Delphi BioInvestments IV, L.P. and Delphi Ventures IV, L.P. Both entities are limited partnerships for which Delphi Management Partners IV, L.L.C., is the sole general partner. Both entities are limited partnerships managed by a group of individuals who serve as general partners of both partnerships. The address of Delphi Ventures is 3000 Sand Hill Road, Bldg. 1 #135, Menlo Park, CA 94025.

(16) Represents 2,295,021, 3,136,162 and 17,077 shares of common stock held by Venrock Associates, Venrock Associates II, L.P. and Venrock Entrepreneurs Fund. The address of Venrock Associates is 2494 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than compensation agreements and other arrangements, which are described in "Item 11. -- Executive Compensation" and the transactions described below, since we incorporated in March 1996, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

     - in which the amount involved exceeded or will exceed $60,000, and

     - in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

TRANSACTIONS WITH PROMOTER

     In May 1996, in connection with our formation and initial financing, Jeffrey H. Kleck, our co-founder and Senior Vice President, purchased four million shares of our common stock at $0.00375 per share in exchange for $10,000 in cash and intellectual property relating to our Plan service and Wayne D. McVicker, our co-founder, Senior Vice President, President of Neoforma Plan and a director, purchased four million shares of our common stock at $0.00375 per share in exchange for $10,000 in cash and intellectual property relating to our Plan service. Messrs. Kleck and McVicker each hold more than 5% of our common stock.

STOCK FINANCINGS/STOCK EXCHANGES

  Series A preferred stock exchange

     In April 1998, we issued 9,000,000 shares of our Series A preferred stock in exchange for 9,000,000 shares of previously issued common stock. The following directors, executive officers and/or 5% stockholders purchased the Series A preferred stock:

     - Wayne D. McVicker -- 4,000,000 shares; and

     - Jeffrey H. Kleck -- 4,000,000 shares.

  Series B preferred stock financing

     In April 1998, we sold 2,860,000 shares of our Series B preferred stock for approximately $0.50 per share. The following directors, executive officers and/or 5% stockholders purchased the Series B preferred stock:

     - Terence J. and Katrina A. Garnett, Trustees of the Garnett Family Trust UDT 4/2/97 -- 500,000 shares; and

     - Madhavan Rangaswami -- 200,000 shares.

     Terence J. Garnett, one of our directors, is a trustee of the Garnett Family Trust UDT 4/2/97.

     Madhavan Rangaswami is one of our directors.

  Series C preferred stock financing

     In June 1998, we sold 5,064,937 shares of our Series C preferred stock for approximately $0.77 per share. The following directors, executive officers and/or 5% stockholders purchased the Series C preferred stock:

     - Terence J. and Katrina A. Garnett, Trustees of the Garnett Family Trust UDT 4/2/97 -- 754,870 shares;

     - Venrock Associates -- 1,467,073 shares;

     - Venrock Associates II, L.P. -- 1,944,724 shares; and

     - Madhavan Rangaswami -- 351,732 shares.

     Venrock Associates and Venrock Associates II, L.P. together hold more than 5% of our common stock. Both entities are limited partnerships managed by a group of individuals who serve as general partners of both partnerships. Terence
J. Garnett, one of our directors, previously served as a consultant to Venrock Associates and Venrock Associates II, L.P. but does not share voting or dispositive power over the shares held by these entities.

  Series D preferred stock financing

     In February 1999, we sold 10,196,361 shares of our Series D preferred stock for approximately $1.18 per share. The following directors, executive officers and/or 5% stockholders purchased the Series D preferred stock:

     - Delphi BioInvestments IV, L.P. -- 59,915 shares;

     - Delphi Ventures IV, L.P. -- 2,906,187 shares;

     - Terence J. Garnett -- 50,848 shares;

     - Terence J. and Katrina A. Garnett, Trustees of the Garnett Family Trust UDT 4/2/97 -- 423,728 shares;

     - Venrock Associates -- 694,915 shares; and

     - Venrock Associates II, L.P. -- 1,000,000 shares.

     Delphi Ventures IV, L.P. and Delphi BioInvestments IV, L.P. together hold more than 5% of our common stock. Both entities are limited partnerships managed by Delphi Management Partners IV, L.L.C., of which David L. Douglass, one of our directors, is a managing member.

  Series E and Series E-1 preferred stock financing

     In October 1999, we sold an aggregate of 12,418,633 shares of our Series E and Series E-1 preferred stock for approximately $5.68 per share and issued an additional 275,000 shares of Series E-1 preferred stock in connection with entering into a strategic alliance in October 1999. The following directors, executive officers and/or 5% stockholders purchased the Series E and Series E-1 preferred stock:

     - Dell USA L.P. -- 4,401,408 shares;

     - Venrock Associates -- 133,033 shares;

     - Venrock Associates II, L.P. -- 191,438 shares;

     - Venrock Entrepreneurs Fund -- 17,077 shares;

     - Superior Consultant Company -- 880,282 shares;

     - divine interVentures, inc. -- 1,056,338 shares; and

     - Terence J. and Katrina A. Garnett, Trustees of the Garnett Family Trust UDT 4/2/97 -- 10,563 shares.

     Dell USA L.P. holds more than 5% of our common stock.

     Venrock Entrepreneurs Fund, L.P., together with Venrock Associates and Venrock Associates II, L.P., holds more than 5% of our common stock. Venrock Entrepreneurs Fund, L.P., is a limited partnership managed by Venrock Management LLC, its sole general partner. The managing members of Venrock Management LLC are a group of individuals, most of whom are general partners of Venrock Associates and Venrock Associates II, L.P. Terence J. Garnett, one of our directors, is a consultant to Venrock Entrepreneurs Fund, L.P. and does not share voting or dispositive power over shares held by such entity.

     Richard D. Helppie, one of our directors, is Chairman of the Board and Chief Executive Officer of Superior Consultant Holdings Corporation.

     Andrew J. Filipowski, one of our directors, is the President, Chief Executive Officer and Chairman of the Board of divine interVentures, inc.

CONSULTING AGREEMENTS

     In April 1998, we entered into a consulting agreement with Sand Hill Group LLC. Madhavan Rangaswami, one of our directors, is a member of Sand Hill Group LLC. Sand Hill Group LLC provided 16 hours per month of services to us through the end of 1999 in exchange for our sale of 250,000 shares of our common stock to each of Mr. Rangaswami and another member of Sand Hill Group LLC and our reimbursement of Sand Hill's out-of-pocket expenses. We retained a right to repurchase these shares, which right lapses ratably over six quarters after the issuance of the shares.

     In July 1999, we entered into a consulting agreement with Mr. Rangaswami. Under the agreement, Mr. Rangaswami agreed to provide us with consulting services for a period of three months in exchange for an option to purchase 95,325 shares of our common stock at an exercise price of $0.10, which vested at the end of the three month period.

LOANS

     On July 10, 1999, we made a loan to Robert J. Zollars, our Chairman, President and Chief Executive Officer, in connection with his exercise of a stock option granted to him under the terms of his employment agreement. The loan is evidenced by a promissory note in the principal amount of $162,078.84, with interest compounded quarterly on the unpaid balance at a rate of 5.70% per year.

     On July 10, 1999, we made a loan to Robert J. Zollars in connection with his exercise of a stock option granted to him under the terms of his employment agreement. The loan is evidenced by a promissory note in the principal amount of $356,629.19, with interest compounded quarterly on the unpaid balance at a rate of 5.70% per year.

     On September 7, 1999, we made a loan to Frederick J. Ruegsegger, our Chief Financial Officer, in connection with his exercise of a stock option granted to him under the terms of his offer letter. The loan is evidenced by a promissory note in the principal amount of $301,672.95, with interest compounded quarterly on the unpaid balance at a rate of 5.85% per year.

     On September 7, 1999, we made a loan to Daniel A. Eckert, our Executive Vice President of Sales and President of Neoforma Shop, in connection with his exercise of a stock option granted to him under the terms of his offer letter. The loan is evidenced by a promissory note in the principal amount of $224,550, with interest compounded quarterly on the unpaid balance of the note at a rate of 5.85% per year.

     On October 1, 1999, we made a loan to Robert Flury, our Senior Vice President of Business Development, in connection with his exercise of a stock option granted to him under the terms of his offer letter. The loan is evidenced by a promissory note in the principal amount of $44,550, with interest compounded quarterly on the unpaid balance at a rate of 5.89% per year.

     On October 4, 1999, we made a loan to Bhagwan D. Goel, our Executive Vice President of Products and Services, in connection with his exercise of a stock option granted to him under the terms of his offer letter. The loan is evidenced by a promissory note in the principal amount of $1,784,404.90, with interest compounded quarterly on the unpaid balance at a rate of 5.89% per year.

     On December 14, 1999, we made a loan to Robert W. Rene, our Executive Vice President of Strategy and Chief Marketing Officer, in connection with his exercise of a stock option granted to him under the terms of his memorandum concerning employment. The loan is evidenced by a promissory note in the principal amount of $4,899,300.00, with interest compounded quarterly on the unpaid balance at a rate of 6.06% per year.

     On various dates from March 1997 through December 1997, Wayne D. McVicker, our co-founder, Senior Vice President, President of Neoforma Plan and a director, made loans to us in an aggregate amount of $190,000. In April 1998, we issued a convertible note for $197,047.80 to Mr. McVicker in consideration of his agreement to cancel the outstanding promissory notes representing these loans. The convertible note paid interest at a rate of 8% per year. This note has been paid in full.

     On various dates from September 1996 through November 1997, Jeffrey H. Kleck, our co-founder and Senior Vice President, made loans to us in an aggregate amount of $195,000. In April 1998, we issued a convertible note for $206,670.95 to Dr. Kleck in consideration of his agreement to cancel the promissory notes representing these loans. The convertible note paid interest at a rate of 8% per year. The convertible note was converted into 60,000 shares of Series B preferred stock at a price per share of $0.50 and the remaining balance was paid in full.

     In August 1999, we paid $1.7 million cash and issued a promissory note to Erik Tivin, its Senior Vice President of Auction Services, in the amount of $7.8 million as payment of the purchase price of our acquisition of GAR. The note is payable over a five year period.

     On October 1, 1999, we made a loan to Mr. Tivin in connection with his exercise of a stock option granted to him under the terms of his employment agreement. This loan is evidenced by a promissory note in the principal amount of $47,850.07, with interest compounded quarterly on the unpaid balance at a rate of 5.89% per year.

COMMERCIAL TRANSACTIONS

     In October 1999, Richard D. Helppie, the Chairman and Chief Executive Officer of Superior Consultant Holdings Corporation, joined our board of directors as the representative of the holders of our Series E preferred stock. In addition, in October 1999, we entered into an agreement with Superior Consultant Company, Inc., a wholly owned subsidiary of Superior Consultant Holdings Corporation, providing for collaboration between us and Superior. Superior is a supplier of Digital Business Transformation(TM) services to large healthcare organizations, including Internet-related services, systems integration, outsourcing and consulting, which enable Superior clients to utilize digital technologies and process innovations to improve their businesses. Under the agreement, we have agreed to market Superior's services to our users, and Superior has agreed to introduce our services to appropriate clients, based on their interests, and to incorporate our services into its Digital Business Transformation(TM) offerings. The agreement also provides for joint marketing activities. In consideration, we have agreed to make payments to Superior in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma e-commerce transaction revenue and other potential fixed payments based on the success of the joint marketing activities. We have also agreed to utilize Superior's services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from Superior, at a discount from Superior's standard fees. Our agreement with Superior expires in October 2002.

     In October 1999, we entered into an agreement with Dell Marketing, L.P., an affiliate of Dell Computer, under which we agreed to develop complementary marketing programs with Dell and to establish links between our respective Internet websites. We agreed to use Dell as our exclusive supplier of desktops, portables, workstations, servers and storage devices unless its products did not meet our reasonable technical requirements. We also agreed to purchase at least $5.0 million of Dell products and $100,000 of data center consulting services. Our agreement with Dell expires in 2001, subject to renewal for additional one-year periods. In addition, Dell purchased approximately 4.4 million shares of our preferred stock in October 1999 at an average price per share of $5.68 for an aggregate purchase price of approximately $25 million.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors and principal stockholders and their affiliates will be approved by a majority of the board, including a majority of the independent and disinterested directors of the board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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
10.28**    Industrial Building Lease, dated as of October 1999, by and between the Registrant and Centerpoint Properties Trust.
10.29**    Memorandum Concerning Employment of Robert W. Rene by the
           Registrant.
10.30**    Offer Letter dated December 11, 1999 with S. Wayne Kay.
21.01*     Subsidiaries of the Registrant.
23.01      Consent of Arthur Andersen LLP, independent public
           accountants.
24.01*     Power of Attorney.
27.01      Financial Data Schedule (EDGAR only).

---------------
 * Incorporated by reference to the Company's original Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

DATE: May 1, 2000                         NEOFORMA.COM, INC

                                          By:  /s/ FREDERICK J. RUEGSEGGER
                                            ------------------------------------
                                                  Frederick J. Ruegsegger
                                                Chief Financial Officer and
                                                          Secretary

                       SIGNATURE                                       TITLE                  DATE
                       ---------                                       -----                  ----

                 /s/ ROBERT J. ZOLLARS*                     Chief Executive Officer and    May 1, 2000
--------------------------------------------------------  President (Principal Executive
                   Robert J. Zollars                                 Officer)

              /s/ FREDERICK J. RUEGSEGGER                   Chief Financial Officer and    May 1, 2000
--------------------------------------------------------  Secretary (Principal Financial
                Frederick J. Ruegsegger                       and Accounting Officer)

                  /s/ DAVID DOUGLASS*                                Director              May 1, 2000
--------------------------------------------------------
                     David Douglass

                  /s/ TERENCE GARNETT*                               Director              May 1, 2000
--------------------------------------------------------
                    Terence Garnett

                /s/ RICHARD D. HELPPIE*                              Director              May 1, 2000
--------------------------------------------------------
                   Richard D. Helppie

                 /s/ WAYNE D. MCVICKER*                              Director              May 1, 2000
--------------------------------------------------------
                   Wayne D. McVicker

               /s/ ANDREW J. FILIPOWSKI*                             Director              May 1, 2000
--------------------------------------------------------
                  Andrew J. Filipowski

                /s/ MADHAVAN RANGASWAMI*                             Director              May 1, 2000
--------------------------------------------------------
                  Madhavan Rangaswami

*By:  /s/ FREDERICK J. RUEGSEGGER
     ---------------------------------
          Frederick J. Ruegsegger
             Attorney-in-fact

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

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

     ALLOWANCE FOR           BALANCE AT                                                 BALANCE AT
   DOUBTFUL ACCOUNTS      BEGINNING OF THE   ADDITIONS CHARGED                            END OF
      DECEMBER 31,             PERIOD           TO EXPENSE       WRITE-OFFS    OTHER      PERIOD
------------------------  ----------------   -----------------   ----------   -------   ----------
1997....................      $    --             $    --         $    --     $    --    $    --
1998....................      $    --             $    --         $    --     $    --    $    --
1999....................      $    --             $ 4,000         $    --     $    --    $ 4,000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
23.01      Consent of Arthur Andersen LLP, independent public
           accountants.
27.01      Financial Data Schedule (EDGAR only)