Form 10-Q
period 2000-03-31
NEOFORMA COM INC
filed 2000-05-15
CIK 1096219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NO. 000-28715

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 12, 2000, the latest practicable date, there were 69,091,476 outstanding shares of common stock, $.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NEOFORMA.COM, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION
     Item  Financial Statements
       1.
           Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999...........................................     3
           Consolidated Statements of Operations for the Three Months
           Ended March 31, 2000 and 1999...............................     4
           Consolidated Statement of Cash Flows for the Three Months
           Ended March 31, 2000 and 1999...............................     5
           Notes to Unaudited Consolidated Financial Statements........     6
     Item  Management's Discussion and Analysis of Financial Condition
       2.  and Results of Operations...................................    12
     Item  Quantitative and Qualitative Disclosures About Market
       3.  Risk........................................................    31

PART II.   OTHER INFORMATION
     Item  Legal Proceedings...........................................
       1.                                                                  32
     Item  Changes in Securities.......................................
       2.                                                                  32
     Item  Defaults Upon Senior Securities.............................
       3.                                                                  33
     Item  Submission of Matters to a Vote of Security Holders.........
       4.                                                                  33
     Item  Other Information...........................................
       5.                                                                  33
     Item  Exhibits....................................................
       6.                                                                  33

SIGNATURES.............................................................    34

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NEOFORMA.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1999           2000
                                                              ------------    -----------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 25,292       $102,192
  Short-term investments....................................      21,483         11,574
  Accounts receivable, net of allowance for doubtful
    accounts of $4 and $27, respectively....................         151            884
  Prepaid expenses and other current assets.................       2,226          3,681
  Deferred debt costs, current portion......................         413            413
                                                                --------       --------
        Total current assets................................      49,565        118,744
                                                                --------       --------
LONG-TERM INVESTMENTS.......................................       2,027          2,198
PROPERTY AND EQUIPMENT, net.................................       8,771         20,513
INTANGIBLES.................................................      12,319         36,923
NON-MARKETABLE INVESTMENT...................................       2,500          5,500
OTHER ASSETS................................................       1,585            483
DEFERRED DEBT COSTS, less current portion...................         602            497
                                                                --------       --------
        Total assets........................................    $ 77,369       $184,858
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable, current portion............................    $  3,360       $  3,383
  Accounts payable..........................................       7,123         17,343
  Accrued payroll...........................................       1,410          1,694
  Other accrued liabilities.................................         685            619
  Deferred revenue..........................................          99            871
                                                                --------       --------
        Total current liabilities...........................      12,677         23,910
                                                                --------       --------
NOTES PAYABLE, less current portion.........................       7,743          7,124
                                                                --------       --------
COMMITMENTS
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series C --
    Authorized -- 5,110 shares
    Issued and outstanding: 5,065 shares at December 31,
     1999 and none at March 31, 2000; par value -- $0.001;
     liquidation preference -- $3,900 at December 31,
     1999...................................................       3,884             --
                                                                --------       --------
  Series D --
    Authorized -- 10,573 shares
    Issued and outstanding: 10,196 shares at December 31,
     1999 and none at March 31, 2000; par value $0.001;
     liquidation preference -- $12,032 at December 31,
     1999...................................................      11,986             --
                                                                --------       --------
  Series E and E-1 --
    Authorized -- 13,204 shares
    Issued and outstanding: 12,870 shares at December 31,
     1999 and none at March 31, 2000; par value -- $0.001;
     liquidation preference -- $73,102 at December 31,
     1999...................................................      72,942             --
                                                                --------       --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A -- convertible preferred stock
    Authorized -- 9,000 shares
    Issued and outstanding: 9,000 shares at December 31,
     1999 and none at March 31, 2000; par value -- $0.001;
     liquidation preference -- $2,250 at December 31,
     1999...................................................           9             --
  Series B -- convertible preferred stock
    Authorized -- 2,860 shares
    Issued and outstanding: 2,860 shares at December 31,
     1999 and none at March 31, 2000; par value -- $0.001;
     liquidation preference -- $1,430 at December 31,
     1999...................................................           3             --
  Common Stock $0.001 par value:
    Authorized -- 200,000 shares at March 31, 2000
    Issued and outstanding: 14,407 shares at December 31,
     1999 and 64,733 at March 31, 2000......................          14             65
  Warrants..................................................       3,621          3,678
  Additional paid-in capital................................      76,216        291,730
  Notes receivable from stockholders........................      (8,245)        (9,995)
  Deferred compensation.....................................     (47,388)       (43,578)
  Unrealized loss on available-for-sale securities..........         (40)           (46)
  Accumulated deficit.......................................     (56,053)       (88,030)
                                                                --------       --------
        Total stockholders' equity (deficit)................     (31,863)       153,824
                                                                --------       --------
        Total liabilities and stockholders' equity
        (deficit)...........................................    $ 77,369       $184,858
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE QUARTERS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1999          2000
                                                              ---------    ----------
REVENUE:
  Transaction fees..........................................   $    --      $    855
  Website sponsorship fees and other........................        --           351
                                                               -------      --------
          Total revenue.....................................        --         1,206
OPERATING EXPENSES:
  Operations(1).............................................       578         3,005
  Product development(2)....................................     1,284         4,983
  Selling and marketing(3)..................................       880         9,903
  General and administrative(4).............................       611         3,802
  Amortization of intangibles...............................        --         1,311
  Amortization of deferred compensation.....................        --         8,466
  Write off of acquired in-process research and
     development............................................        --         3,000
                                                               -------      --------
          Total operating expenses..........................     3,353        34,470
                                                               -------      --------
          Loss from operations..............................    (3,353)      (33,264)
OTHER INCOME (EXPENSE):
  Interest income...........................................        48         1,508
  Interest expense..........................................       (16)         (221)
                                                               -------      --------
          Net loss..........................................   $(3,321)     $(31,977)
                                                               =======      ========
NET LOSS PER SHARE:
  Basic and diluted.........................................   $ (4.11)     $  (0.77)
                                                               =======      ========
  Weighted average shares -- basic and diluted..............       808        41,520
                                                               =======      ========
PRO FORMA NET LOSS PER SHARE:
  Basic and diluted.........................................   $ (0.15)     $  (0.61)
                                                               =======      ========
  Weighted-average shares -- basic and diluted..............    22,829        52,067
                                                               =======      ========

---------------
(1) Excludes amortization of stock-based compensation of $709 for the quarter ended March 31, 2000.

(2) Excludes amortization of stock-based compensation of $1,148 for the quarter ended March 31, 2000.

(3) Excludes amortization of stock-based compensation of $2,250 for the quarter ended March 31, 2000.

(4) Excludes amortization of stock-based compensation of $4,359 for the quarter ended March 31, 2000.

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE QUARTERS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(3,321)   $(31,977)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
  Amortization resulting from issuance of Series E preferred
    stock in connection with prepaid consulting services....       --         335
  Valuation of common stock options issued in connection
    with consulting services................................       --         212
  Valuation of warrants to purchase common stock in exchange
    for consulting services.................................       --          67
  Write off of in process research and development..........       --       3,000
  Depreciation and amortization of property and equipment...       76       1,727
  Amortization of intangibles...............................       --       1,311
  Amortization of deferred compensation.....................       --       8,466
  Amortization of deferred debt costs.......................       --         105
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net................................       --        (491)
    Prepaid expenses and other assets.......................     (145)       (321)
    Accounts payable........................................    1,517      10,220
    Accrued liabilities and accrued payroll.................      197        (217)
    Deferred revenue........................................       --         (29)
                                                              -------    --------
      Net cash used in operating activities.................   (1,676)     (7,592)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments.......................       --        (862)
  Sale of marketable investments............................       --      10,800
  Cash paid for the acquisition of Pharos Technologies,
    Inc., net of cash acquired..............................       --        (500)
  Cash paid for the acquisition of US Lifeline, Inc., net of
    cash acquired...........................................       --      (3,219)
  Purchase of non-marketable investment.....................       --      (3,000)
  Cash paid on note issued in connection with the
    acquisition of General Asset Recovery, Inc..............       --        (367)
  Purchases of property and equipment.......................     (588)    (13,469)
                                                              -------    --------
      Net cash used in investing activities.................     (588)    (10,617)
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of notes payable...............      269          --
  Repayments of notes payable...............................       --        (229)
  Proceeds from the issuance of Series D mandatorily
    redeemable convertible preferred stock, net of issuance
    costs...................................................   11,989          --
  Repayments of notes receivable from stockholders..........       10          10
  Proceeds from the issuance of common stock, net of notes
    receivable issued to common stockholders................       --      95,328
                                                              -------    --------
      Net cash provided by financing activities.............   12,268      95,109
                                                              -------    --------
      Net increase in cash and cash equivalents.............   10,004      76,900
Cash and Cash Equivalents, beginning of period..............      812      25,292
                                                              -------    --------
Cash and Cash Equivalents, end of period....................  $10,816    $102,192
                                                              =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for interest..................  $    16    $    116
                                                              =======    ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of preferred stock to common stock.............  $          $ 88,824
                                                              =======    ========
  Issuance of warrants to purchase common stock.............  $    10    $     --
                                                              =======    ========
  Issuance of note payable to related party in connection
    with acquisition of Pharos Technologies, Inc............  $    --    $ 22,000
                                                              =======    ========
  Issuance of common stock in connection with the
    acquisition of US Lifeline, Inc.........................  $    --    $  2,769
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by Neoforma.com, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Neoforma.com, Inc. and its wholly owned subsidiaries General Asset Recovery, LLC, FDI Information Resources, LLC, Pharos Technologies, Inc., and U.S. Lifeline, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS

     The Company had investments of $45,986,000 and $107,609,000 as of December 31, 1999 and March 31, 2000, respectively. Investments classified as cash equivalents amounted to approximately $22,476,000 and $93,837,000 at December 31, 1999 and March 31, 2000, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

     The amortized costs, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows:

                                                                MARCH 31, 2000
                                                    --------------------------------------
                                                                               UNREALIZED
                                                    AMORTIZED    AGGREGATE       HOLDING
                                                      COST       FAIR VALUE    GAIN (LOSS)
                                                    ---------    ----------    -----------
                                                                (IN THOUSANDS)
Debt securities issued by states of the United
  States and political subdivisions of the
  states..........................................  $ 30,900      $ 30,900        $ --
Corporate debt securities.........................    76,755        76,709         (46)
                                                    --------      --------        ----
                                                    $107,655      $107,609        $(46)
                                                    ========      ========        ====

                                                              DECEMBER 31, 2000
                                                    --------------------------------------
                                                                               UNREALIZED
                                                    AMORTIZED    AGGREGATE       HOLDING
                                                      COST       FAIR VALUE    GAIN (LOSS)
                                                    ---------    ----------    -----------
                                                                (IN THOUSANDS)
Debt securities issued by states of the United
  States and political subdivisions of the
  states..........................................  $  3,500      $  3,500        $ --
Corporate debt securities.........................    42,526        42,486         (40)
                                                    --------      --------        ----
                                                    $ 46,026      $ 45,986        $(40)
                                                    ========      ========        ====

                               NEOFORMA.COM, INC.

INTANGIBLES

     Intangibles consists of acquired assembled work force, customer lists, acquired software, developed technology, and goodwill, which represents the amount of purchase price in excess of the fair value of the tangible net assets, in the acquisitions of General Asset Recovery LLC, FDI Information Resources LLC, Pharos Technologies, Inc., and U.S. Lifeline, Inc.(See Note 3). The intangibles are amortized on a straight-line basis over a period of 3 to 7 years. Intangibles are evaluated quarterly for impairment and written down to net-realizable value, if necessary. No impairment has been recorded to date.

     Intangible assets include the following:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------    ---------
                                                                   (IN THOUSANDS)
Assembled work force and customer list......................    $   240        $   240
Software....................................................        600            600
Developed technology........................................         --          3,000
Goodwill....................................................     12,194         35,150
                                                                 13,034         38,990
                                                                -------        -------
Less: Accumulated amortization..............................       (715)        (2,067)
                                                                -------        -------
                                                                $12,319        $36,923
                                                                =======        =======

NON-MARKETABLE INVESTMENT

     In December 1999, the Company purchased 526,250 shares of IntraMedix, LLC, ("IntraMedix") a privately held corporation in exchange for $2,500,000. IntraMedix is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. At March 31, 2000, the Company's ownership represented approximately 5% of the IntraMedix common shares outstanding. The Company accounts for this investment using the cost method. IntraMedix, Inc. is a related party to GeriMedix, a supplier with which the Company has an agreement to perform Shop services.

     In March 2000, the Company purchased 600,000 shares of Series D preferred stock of Pointshare, Inc. ("Pointshare"), a privately held corporation in exchange for $3,000,000. Pointshare is a company that provides on-line business to business administrative services to healthcare communities. The Company's ownership represents approximately 2% of the Pointshare common shares outstanding, assuming a 1:1 conversion ratio of preferred stock to common stock. The Company accounts for this investment using the cost method.

NOTE RECEIVABLE

     In November 1999, the Company issued a note receivable to Pharos Technologies, Inc. ("Pharos") in the amount of $500,000. Subsequent to December 31, 1999, the Company acquired Pharos (see Note 3.) As part of its consideration for the acquisition, in accordance with the terms of the note, the Company forgave the entire principal amount together with any accrued interest. As of December 31, 1999, the note receivable is included in other assets in the accompanying financial statements.

COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There were no components of comprehensive income for the

                               NEOFORMA.COM, INC.

quarter ended March 31, 1999. The components of comprehensive income for the quarter ended March 31, 2000 were as follows:

                                                            FOR THE QUARTER ENDED
                                                               MARCH 31, 1999
                                                            ---------------------
Net loss..................................................        $(31,977)
Net gain (loss) on available-for-sale securities..........              (6)
                                                                  --------
Comprehensive loss........................................        $(31,983)
                                                                  ========

SEGMENT INFORMATION

     Effective January 1, 1998 the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the quarters ended March 31, 1999 and 2000 the Company operated in a single business segment providing e-commerce content to healthcare professionals in the medical product, supplies, and equipment industry. For the quarter ended March 31, 2000, the Company generated 60%, 11% and 29% of its revenues from transaction fees and website sponsorship fees associated with Auction, Shop and Plan services, respectively. Through March 31, 2000, foreign operations have not been significant in either revenue or investment in long-lived assets.

BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive security is excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of shares excluded from the diluted loss per share calculation relating to these securities was approximately 48,041,000 and none for the quarters ended March 31, 1999 and 2000, respectively.

     Pro forma basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the initial public offering in January 2000.

                               NEOFORMA.COM, INC.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                                              QUARTER ENDED MARCH 31,
                                                              -----------------------
                                                                1999          2000
                                                              ---------    ----------
Net loss....................................................   $(3,321)     $(31,977)
                                                               =======      ========
Basic and diluted:
  Weighted average shares of common stock outstanding.......     1,234        51,637
  Less: Weighted average shares of common stock subject to
     repurchase.............................................      (426)      (10,117)
                                                               -------      --------
  Weighted average shares used in computing basic and
     diluted net loss per share.............................       808        41,520
                                                               =======      ========
  Basic and diluted net loss per common share...............   $ (4.11)     $  (0.77)
                                                               =======      ========
  Pro forma:
     Net loss...............................................   $(3,321)     $(31,977)
                                                               =======      ========
Shares used above...........................................       808        41,520
Pro forma adjustment to reflect weighted average effect of
  assumed conversion of convertible preferred stock.........    22,023        10,547
                                                               -------      --------
Weighted average shares used in computing pro forma basic
  and diluted net loss per share............................    22,831        52,067
                                                               -------      --------
Pro forma basic and diluted net loss per share..............   $ (0.15)     $  (0.61)
                                                               =======      ========

 3. ACQUISITIONS

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

     The total purchase price of approximately $22.8 million, consisted of approximately 2.0 million shares of common stock valued at $22 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000, and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over a period of the original terms of the shares, which specify a vesting period of 4 years. As of March 31, 2000, approximately 616,000 of these shares were subject to repurchase. In the initial allocation of the purchase price, $367,000, $3,000,000, $3,000,000, and $16,457,000 was allocated to tangible assets, acquired in-process research and development, developed technology, and goodwill, respectively. The acquired in-process research and development was expensed upon consummation of the acquisition. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of 3 years. The goodwill will be amortized over an estimated useful life of 5 years.

     In March 2000, the Company acquired U.S. Lifeline, Inc. ("USL") a healthcare content company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The total purchase price of approximately $7.2 million, consisted of approximately 61,000 shares of common stock valued at $2.8 million, $3.5 million in cash and estimated assumed liabilities of approximately $912,000. In the initial allocation of the purchase price, $682,000 and $6.5 million was allocated to tangible assets and goodwill, respectively. The goodwill will be amortized over an estimated useful life of 5 years.

                               NEOFORMA.COM, INC.

     The unaudited pro forma results of operations of the Company, GAR, FDI, Pharos, and USL for the quarters ended March 31, 1999 and 2000, assuming the acquisitions took place at the beginning of the period, are as follows (in thousands, except per share amounts):

                                                              FOR THE QUARTERS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1999          2000
                                                              ---------    ----------
Revenue.....................................................   $   861      $  1,449
                                                               =======      ========
Net loss....................................................   $(5,522)     $(32,761)
                                                               =======      ========
Basic and diluted net loss per share........................   $ (1.73)     $  (0.75)
                                                               =======      ========

 4. LOANS AND NOTES PAYABLE

     In June 1998, the Company entered into a $750,000 secured credit facility with a bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, the Company converted $433,000 of outstanding equipment loans into a term loan due July 2000, which bears interest at the lender's prime rate (9% as of March 31, 1999). In December 1999, the Company repaid the term loan, in-full. At March 31, 2000, there were borrowings of approximately $404,000 under the equipment loan. This facility is secured by substantially all of the Company's assets other than equipment. In consideration for this credit facility, the Company granted the bank a warrant to purchase 45,000 shares of Series C preferred stock at an exercise price of $0.77 per share. In July 1999, in consideration for the conversion of the equipment loan to a term loan and the release of the security interest in equipment, the Company granted the bank a warrant to purchase 10,000 shares of Series D preferred stock at an exercise price of $1.18 per share.

     In May 1999, the Company entered into a subordinated loan agreement (the "loan agreement") with a lender under which it can borrow up to $2.0 million. The loan agreement bears interest at 12.5% and expires in July 2002. At March 31, 2000 there were borrowings of approximately $1.5 million outstanding under the loan agreement. The loan agreement is collateralized by all of the assets of the Company. In addition, a warrant to purchase 228,813 shares of Series D preferred stock at an exercise price of $1.18 per share was issued in conjunction with the loan agreement.

     In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Hardware amounts bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Software amounts bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased secures this facility. In connection with this facility, the Company issued the lender a warrant to purchase 137,711 shares of our Series D preferred stock at $1.18 per share. At March 31, 2000, the principal balance was $2.1 million.

     As part of the purchase price of GAR, the Company issued in August 1999 a promissory note payable to an owner of GAR in the amount of $7.8 million. The note bears interest at 7% per annum and is payable in 60 monthly installments of scheduled principal amounts plus interest. At March 31, 2000 the remaining principal balance was approximately $6.5 million.

 5. LITIGATION

     On January 14, 2000, Forma Scientific, Inc. notified us that it believes our use of "Neoforma" and "Neoforma.com" violates its trademark rights in "Forma" and "Forma Scientific" and that it had filed

                               NEOFORMA.COM, INC.

complaint in federal court. On May 11, 2000, we were formally served with the complaint entitled Forma Scientific, Inc. v. Neoforma.com, Inc., Docket No. C200-0045, U.S. District Court, Southern District of Ohio, Eastern Division of Columbus, alleging trademark infringement. Based on our investigation, we believe that we have meritorious defenses to Forma Scientific's claims and intend to vigorously defend ourselves in this litigation.

 6. STOCKHOLDERS' EQUITY

COMMON STOCK

     In January 2000, the Company completed its initial public offering of 8,050,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters discount of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED STOCK

     Upon the Company's initial public offering in January 2000, all outstanding shares of convertible preferred stock were converted into common stock.

 7. WARRANTS

     In January 2000, the Company issued to consultants warrants to purchase 40,000 shares of the Company's common stock. One warrant for the purchase of 20,000 shares was issued with an exercise price of $7.00 per share and another was issued for the purchase of 20,000 shares with an exercise price of $20.00 per share. The warrants are exercisable immediately and expires in January 2010. The fair value of the warrants was determined to be approximately $65,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 6%; expected life of six months; and expected volatility of 70%.

 8. DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees during fiscal 1998, 1999, and 2000 the Company recorded deferred compensation of approximately $65.2 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided; however, the method results in a front-loading of the compensation expense. Based on the above assumptions, the weighted-average fair values per share of options granted were $0.29, $3.81, and $9.15 for the year ended December 31, 1998 and 1999 and for the period from January 1, 2000 to January 24, 2000 (the date of the Company's initial public offering), respectively. The Company recorded amortization of deferred compensation of $8.5 million during the year ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in "-- Factors That May Affect Operating Results" and elsewhere in this report.

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

     We have recognized limited revenue to date from our online services. We expect that our principal source of revenue will be transaction fees paid by the sellers of medical products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the medical products sold through Shop or Auction. We expect our Plan service to facilitate transactions on our Shop and Auction services by linking Plan content to products and equipment listed on Shop and Auction. We recognize transaction fees as revenue when the seller confirms a purchaser's order. For live and online auction services, we recognize seller transaction fees, as well as a buyer's premium, when the product is sold. We also receive revenue from the following sources:

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

     Our operating expenses have increased significantly since our inception, and the rate of this increase has accelerated since our introduction of our Auction and Shop services. These increases are primarily due to additions to our staff as we have expanded all aspects of our operations. As a result of our expansion, we have grown from six employees as of December 31, 1997, to 59 full-time employees as of December 31, 1998, to 269 full-time employees as of December 31, 1999, to 326 full-time employees as of March 31, 2000.

     On August 6, 1999, we acquired General Asset Recovery LLC, or GAR, a live auction house and asset management company focused on medical products. The total purchase price was approximately $9.7 million, including $1.7 million in cash, the issuance of a promissory note in the principal sum of $7.8 million, the assumption of $100,000 in liabilities and acquisition-related expenses of approximately $100,000. The promissory note is payable over five years and bears interest at 7% per annum. This acquisition was accounted for using the purchase method of accounting. As a result of this acquisition, we began recording an aggregate of approximately $9.7 million in goodwill beginning in the third quarter of fiscal year 1999, which is being amortized on a straight-line basis over a seven-year period.

     In November 1999, we acquired certain assets of FDI Information Resources, LLC, a company in the business of developing and licensing equipment planning software. Under the terms of the agreement, we acquired the rights to software and certain customer contracts. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $3.4 million consisted of 350,000 shares of common stock valued at approximately $3.2 million, estimated assumed liabilities of approximately $97,000 and estimated acquisition-related expenses of approximately $112,000. In the initial allocation of the purchase price, $240,000, $600,000 and $2.5 million were allocated to acquired software, assembled workforce and trade names and goodwill, respectively. The acquired software, assembled workforce and trade names and goodwill is being amortized over an estimate useful life of three years.

     In order to acquire certain software and technology for use in our Shop, Auction and Plan services, on January 18, 2000 we acquired Pharos Technologies, Inc., a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $22.8 million consisted of approximately 2.0 million shares of common stock valued at approximately $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over a period of the original terms of the shares, which specify a vesting period of four years. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million were allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was charged to expense during the first quarter of fiscal 2000. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of three years. The goodwill is being amortized over an estimated useful life of five years.

     In connection with the acquisition of Pharos, we have preliminarily allocated approximately $3.0 million of the purchase price to in-process research and development ("IPR&D") projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     We allocated values to the IPR&D based on an assessment of the R&D projects. The value assigned to these assets were limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the Pharos' next-generation technologies.

     The value assigned to IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Pharos and its competitors.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental Pharos technologies met their design specification including functional, technical, and economic performance requirements. Anticipated completion dates ranged from 6 to 9 months, at which times Pharos expected to begin selling the developed products. Development costs to complete the research and development were estimated at approximately $2.0 million.

     Pharos' primary IPR&D projects involved designing new technologies and an application platform for a next generation content syndication solution, including enterprise application integration. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

     Operating expenses were estimated based on historical results and management's estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 35 to 40 percent were appropriate for the IPR&D, and discount rates of 25 percent were appropriate for the existing products and technology. These discount rates were commensurate with the Pharos' stage of development and the uncertainties in the economic estimates described above.

     The estimates used by us in valuing IPR&D were based upon assumptions we believes to be reasonable, but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our the financial condition and results of operations.

     On March 17, 2000, we acquired U.S. Lifeline, Inc., or USL, a healthcare content company. USL provides supply chain information to senior-level executives in the manufacturing, distribution, provider and GPO communities through web-based subscription products, industry newsletters and research. The total purchase price of $7.2 million consisted of 61,283 shares of our common stock valued at approximately $2.8 million and $3.5 million in cash. This acquisition was accounted for using the purchase method of accounting.

     On April 28, 2000, we acquired all of the outstanding capital stock of EquipMD, Inc., a privately held business-to-business procurement company serving the physician market for approximately 5.45 million shares of our common stock. The acquisition, will be accounted for as a purchase transaction.

     On March 30, 2000, Neoforma entered into agreements to acquire Eclipsys Corporation and HEALTHvision, Inc., entered into an outsourcing and operating agreement with Novation LLC and entered into agreements to issue Neoforma common stock and warrants to the owners of Novation. The consummation of each of these transactions are conditioned upon completion of each of the others. In addition, the consummation of each of the Eclipsys merger, the HEALTHvision merger and the issuance of Neoforma common stock and warrants to the owners of Novation requires the approval of Neoforma's stockholders, and the Eclipsys merger and HEALTHvision merger require the approval of the stockholders of those companies. The parties are having discussions regarding the potential termination of the Eclipsys and HEALTHvision merger agreements, together with potential modifications to the structure and terms of the stock and warrant transactions with the owners of Novation. Any such termination of the merger agreements and modification of the stock and warrant transactions would require the consent of each party to each of the agreements. There can be no assurances as to the outcome of these discussions, as to whether, any of these transactions will be completed, as to whether the merger agreements will be terminated and the stock and warrant transactions will be modified, or as to the terms of any such modification.

     Under our outsourcing agreement with Novation, we have agreed to provide specific functionality to our online marketplace, and to develop exchanges that are only available to the patrons and members of the owners of Novation, VHA, Inc. and University Healthsystem Consortium, or UHC, and an affiliated entity, Healthcare Purchasing Partners International, LLC, or HPPI. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our online marketplace, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare organizations.

     The outsourcing agreement provides that, subject to certain conditions, we will share transaction fees we receive from suppliers for products and services sold through our Shop service with Novation in varying proportions depending on the type of transaction and the purchaser. For sales of products and services under Novation contracts we will share transaction fees with Novation to the extent they exceed a specified minimum percentage. For an initial period of the agreement, Novation has agreed to pay us this specified minimum percentage if the fees generated from suppliers are less than the specified minimum percentage. We will also share a percentage of transaction fees generated from sales of non-contracted products and services to the patrons and members of VHA, UHC and HPPI and will share a smaller percentage of transaction fees generated from sales of non-contracted products and services to other parties, subject to limited exceptions. We will not share with Novation any transaction fees generated from the sale of products or services under contracts with another group purchasing organization. Through a specified date, we will not be required to share any fees with Novation in any quarter until minimum aggregate transaction fee levels for that quarter have been met. We have also agreed to share a portion of specified revenues from our Plan and Auction services generated as a result of the Novation relationship.

     Since inception, we have incurred significant losses and, as of March 31, 2000, had an accumulated deficit of $88.0 million. We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will increase significantly due to substantial increases in our expenses for sales and marketing, product development, operating infrastructure, general and administrative staff and development of strategic alliances.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Revenue. Since inception, we have been in the development stage and have had only limited revenue. We had total revenue of $1.2 million for the quarter ended March 31, 2000 primarily from transaction fees paid by the sellers of medical products that use our Shop and live and online Auction services as well as sponsorship and license fees for the use of our Plan software and services. We did not have any revenue for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, the gross value of transactions was approximately $4.6 million, which resulted in net revenue for Neoforma.com's Shop, Auction and Plan services of $136,000, $725,000 and $345,000, respectively.

     Operations. Operations expenses consist primarily of expenditures for digitizing and inputting content and for the operation and maintenance of our website. These expenditures consist primarily of fees for independent contractors and personnel expenses for our customer support and site operations personnel. Operations expenses increased from approximately $578,000 for the quarter ended March 31, 1999 to $3.0 million for the quarter ended March 31, 2000. The increase was primarily due to an increase in operations personnel costs, and an increase in payments to third party consultants. These increases were primarily due to a larger personnel base and increased expenditures for digitizing and inputting content and for the enhancement of the infrastructure of our website. We expect our operations expenses to continue to increase as we expand our operating infrastructure, add content and functionality to our website and integrate the systems of healthcare organizations and suppliers with our services.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our services and website. Product development expenses increased from $1.3 million for the quarter ended March 31, 1999 to $5.0 million for the quarter ended March 31, 2000. The increase was primarily due to an increase in personnel cost and an increase in fees paid to third parties. These increases were primarily due to a larger personnel base and increased expenses incurred in the continued development of our Shop, Auction and Plan services including adding additional functionality in anticipation of the needs of large healthcare organizations. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods as we add functionality to our services, including functionality required to be provided under our outsourcing and operating agreement with Novation. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from approximately $880,000 for the quarter ended March 31, 1999 to $9.9 million for the quarter ended March 31, 2000. The increase was primarily due to an increase in sales and marketing personnel costs, an increase in expenses related to travel, an increase in expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliances. Selling and marketing expenses may continue to increase as we continue our efforts to bring buyers and sellers to our marketplace. In addition, we expect to continue to make significant payments in connection with our strategic alliances, which will increase our selling and marketing expenses in the periods in which these payments are made. See "-- Liquidity and Capital Resources."

     General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses increased from approximately $611,000 for the quarter ended March 31, 1999 to $3.8 million for the quarter ended March 31, 2000. The increase was primarily due to an increase in executive and administrative personnel costs related to the hiring of our chief executive officer, our chief financial officer and additional finance, accounting and administrative personnel, an increase in recruiting, legal and accounting expenses, an increase in expenses related to other consultants, and the cost of being a public company, in each case associated with our growth. We expect general and administrative expenses to increase as we continue to incur additional costs to support the growth of our business. We further expect our general and administrative expenses to increase due to the integration of our various acquisitions and strategic relationships with our business.

     Amortization of Intangibles. Intangibles include goodwill and the value of software purchased in acquisitions. Intangibles are amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased to $1.3 million for the quarter ended March 31, 2000. The increase was a result of the acquisition of GAR in August 1999, FDI in November 1999, Pharos in January 2000 and USL in March 2000. We expect that the amortization of intangibles will increase significantly in future periods due to our acquisition of EquipMD.

     Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the exercise price of stock options and the estimated fair value for accounting purposes of the underlying stock. Deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and for the quarter ended March 31, 2000, we recorded deferred compensation of $4.7 million. For the quarter ended March 31, 2000, we recognized amortization of deferred compensation of $8.5 million.

     At March 31, 2000, the remaining deferred compensation of approximately $43.6 million will be amortized as follows: $19.2 million during fiscal 2000, $14.5 million during fiscal 2001, $7.4 million during fiscal 2002 and $2.5 million during fiscal 2003. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     Write Off of Acquired In-process Research and Development. For the quarter ended March 31, 2000, we expensed $3.0 million related to the write off of acquired in-process research and development in connection with the Pharos acquisition in January 2000.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the quarter ended March 31, 2000 was $1.5 million compared to $48,000 for the quarter ended March 31, 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of our issuance of preferred stock in October 1999 and the completion of our public offering in January 2000. Interest expense increased from $16,000 for the quarter ended March 31, 1999 to $221,000 for the quarter ended March 31, 2000, primarily as a result of the amortization of the fair value of warrants issued in connection with debt.

     Income Taxes. As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $31.5 million, which will be available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2013 through 2018. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we completed our initial public offering and issued 8,050,000 shares of our common stock at an initial public offering price of $13.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.4 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $89.0 million. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of March 31, 2000, we had outstanding bank, other borrowings and notes payable related to the GAR acquisition of $6.5 million. As of March 31, 2000, we had approximately $113.8 million of cash and cash equivalents and short-term investments.

     In June 1998, we entered into a $750,000 secured credit facility with Silicon Valley Bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, we converted the $433,000 of outstanding equipment loans into a term loan due July 2000. Our term loans from Silicon Valley Bank bear interest at the lender's prime rate (9% as of March 31, 2000). At March 31, 2000, there were no borrowings outstanding under the term loan and $404,000 outstanding under the equipment loan. This facility is secured by substantially all of our assets other than equipment. In consideration for this credit facility, we granted Silicon Valley Bank a warrant to purchase 45,000 shares of common stock at an exercise price of $0.77 per share. In consideration for the conversion of our equipment loan to a term loan and the release of its security interest in equipment, we granted Silicon Valley Bank a warrant to purchase 10,000 shares of common stock at an exercise price of $1.18 per share.

     In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 228,813 shares of common stock at $1.18 per share. As of March 31, 2000, the outstanding balance on the note was approximately $1.5 million.

     In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of March 31, 2000, we had outstanding approximately $1.5 million in hardware loans due September 2003 and approximately $259,000 in software loans due March 2002. This facility is secured by the computer equipment purchased with the loans. In connection with this facility, we issued Comdisco a warrant to purchase 137,711 shares of common stock at $1.18 per share.

     In August 1999, as a result of the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per annum. As of March 31, 2000, the outstanding balance on the note was approximately $6.5 million.

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

     Net cash used in operating activities was $1.7 million for the quarter ended March 31, 1999 and $7.6 million for the quarter ended March 31, 2000. Net cash used in operating activities for the quarter ended March 31, 2000 related primarily to funding net operating losses, increases in prepaid expenses and in accounts receivable, which were partially offset by increases in the write off of in process R & D, amortization of deferred compensation and accounts payable.

     Net cash used in investing activities was $588,000 for the quarter ended March 31, 1999 and $10.6 million for the quarter ended March 31, 2000. Net cash used in investing activities for the quarter ended

March 31, 2000 related primarily to the purchase of equipment to operate our website and cash paid for the acquisition of US Lifeline, Inc. and the purchase of non-marketable investments.

     Net cash provided by financing activities was $12.3 million for the quarter ended March 31, 1999 and $95.1 million for the quarter ended March 31, 2000. Net cash provided from financing activities for the quarter ended March 31, 2000 related primarily to common stock issuances of approximately $95.4 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective for us on January 1, 2001. SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, management does not believe that the adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

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

     We incorporated in March 1996. Prior to May 1999, our operations consisted primarily of the initial planning and development of our marketplace and the building of our operating infrastructure. We introduced our initial Auction service, AdsOnline, in May 1999, our second Auction service, AuctionLive, in August 1999 and our third Auction service, AuctionOnline, in November 1999 and we introduced our Shop service in August 1999. As a result, we have generated revenues of only $1.0 million for the 1999 fiscal year and $1.2 million for the quarter ended March 31, 2000. Because we have only recently introduced our services, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether the market will accept our services and the level of revenue we can expect to derive from our services. Because we are an early stage company in the online market for the purchase and sale of new and used medical products, supplies and equipment, which is a new and rapidly evolving market, we cannot be certain that our business strategy will be successful. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, due to our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

WE HAVE A HISTORY OF LOSSES, ANTICIPATE INCURRING LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     We have experienced losses from operations in each period since our inception, including net losses of $32.0 million for the quarter ended March 31, 2000. In addition, as of March 31, 2000, we had an accumulated deficit of approximately $88.0 million. We have not achieved profitability and we expect to continue to incur substantial operating losses for the foreseeable future. We have generated limited revenue to date. If our revenue does not increase substantially or if our expenses increase further than we expect, we may never become profitable.

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

     - the amount and timing of payments to our strategic partners and technology partners;

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

     We offer an online marketplace that aggregates a number of suppliers and purchasers of medical products. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell medical products, supplies and equipment. If buyers and sellers of medical products do not accept our business model, demand for our services may not develop and the price of our common stock would decline. Suppliers and purchasers of medical products could be reluctant to accept our new, unproven approach, which involves new technologies and may not be consistent with their existing internal organization and procurement processes. Suppliers and purchasers may prefer to use traditional methods of selling and buying medical products, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors. In addition, many of the individuals responsible for purchasing medical products do not have ready access to the Internet and may be unwilling to use the Internet to purchase medical products. Even if suppliers and purchasers accept the Internet as a means of selling and buying medical products, they may not accept our online marketplace for conducting this type of business. Instead, they may choose to establish and operate their own websites to purchase or sell new and used medical products. For example, four large suppliers of medical products, Johnson & Johnson, General Electric Medical Systems, Abbott Laboratories and Medtronic recently announced that they are creating a healthcare exchange for the purchase and sale of medical products. Five large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc., McKesson HBOC Inc. and Owens & Minor Inc., have also recently announced that they will form a business-to-business exchange marketplace for the sales of drugs, medical-surgical products, devices and other laboratory products and services. Reluctance of suppliers and purchasers to use our services would seriously harm our business.

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

     We expect to rely on our relationship with Novation to bring buyers and suppliers to our marketplace. Under our outsourcing agreement with Novation, we have agreed to make Novation our exclusive agent for signing up suppliers to participate in our online marketplace, subject to limited exceptions. Accordingly, we will rely on Novation to attract suppliers to our marketplace and, if Novation is unable to attract a sufficient number of suppliers, the value of our online marketplace to purchasers will be substantially decreased and our business will suffer. In addition, although our outsourcing agreement with Novation provides that Novation will not exclusively offer our online marketplace to the healthcare organization participating in its purchasing programs, these healthcare organizations will not be obligated to use our services. Accordingly, these purchasers might not choose to use our online marketplace for their purchasing needs. If this were to occur, the value of our online marketplace to suppliers would be substantially decreased and our business will suffer. If the outsourcing agreement were terminated by Novation, our business and financial results could be seriously harmed. The outsourcing agreement may be terminated by Novation in the event of a material breach of our obligations under the agreement or if the Eclipsys and Healthvision mergers or the VHA and UHC stock and warrant transactions are terminated or, if prior to the consummation of the transactions, there is a change of control of Neoforma.

IT IS IMPORTANT TO OUR SUCCESS THAT OUR SERVICES BE USED BY LARGE HEALTHCARE ORGANIZATIONS AND WE MAY NOT ACHIEVE MARKET ACCEPTANCE WITH THESE ORGANIZATIONS

     Currently, we believe that most of the registered users of our website are relatively small healthcare providers such as physicians offices. It is important to our success that our services be used by large healthcare organizations, such as hospitals, integrated delivery networks and members of large purchasing organizations. In order for these large organizations to accept our services, we must integrate our services with their information systems. In addition, we will need to develop customer-specific pricing capabilities before these organizations can use our services to purchase products covered by their negotiated agreements with suppliers. Finally, we will need to significantly increase the number of suppliers using our services to address the needs of these large organizations, which typically require a wide range of medical products. Many of these large healthcare organizations have established, or may establish, websites that enable sales of their products directly to consumers or electronic data interchange systems designed specifically for their needs and integrated with their existing processes and technologies. If we are unable to extend our capabilities and expand our registered user base as described above, we may not provide an attractive alternative to these websites or systems and may not achieve market acceptance by these large organizations.

     In addition, we believe that we must establish relationships with group purchasing organizations in order to increase our access to these organizations. Group purchasing organizations represent groups of buyers in the negotiation of purchasing contracts with sellers and consequently have the ability to significantly influence the purchasing decisions of their members. Our relationship with Novation could make it more difficult to attract other group purchasing organizations to our online marketplace. The inability to enter into and maintain favorable relationships with other group purchasing organizations and the hospitals they represent could impact the breadth of our customer base and could harm our growth and revenues. One of the largest group purchasing organizations, Premier Purchasing Partners, has a long-term, exclusive agreement for e-commerce services with Premier Health Exchange. One of our competitors, medibuy.com, Inc., recently announced an agreement to acquire Premier Health Exchange. Ventro, a business-to-business e-commerce company providing supply chain solutions, has formed a joint venture, Broadlane, with Tenet Healthcare, a large owner and operator of hospitals and other healthcare facilities. Broadlane also recently announced a strategic alliance with AmeriNet, a large group purchasing organization. In addition, Columbia/HCA Healthcare, a large owner and operator of hospitals and other healthcare facilities, has formed empactHealth.com to provide an online marketplace for medical products.

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

     - potential inability of Novation to attract suppliers to our online marketplace;

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

WE MAY CONTINUE TO MAKE NEW ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY, PUT A STRAIN ON OUR RESOURCES OR CAUSE DILUTION TO OUR STOCKHOLDERS

     We have acquired technologies and other companies in order to expand our business and the services we offer, and we intend to make similar acquisitions in the future. See "Management's Discussion and Analysis of Financial Condition and Future Operating Results -- Overview" for a summary of our recent acquisitions. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our services if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the acquisitions of General Asset Recovery, FDI, Pharos, and USL, we recorded approximately $9.7, $3.3, $19.5, and $6.5 million, respectively, which will be amortized over a period of three to seven years. In addition, we will record goodwill and other intangible assets in connection with our recent acquisition of EquipMD.

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

BECAUSE SOME OF THE PARTICIPANTS IN OUR ONLINE MARKETPLACE ARE STOCKHOLDERS OR AFFILIATED WITH OUR STOCKHOLDERS OR HAVE STRATEGIC RELATIONSHIPS WITH US, WE MAY FIND IT DIFFICULT TO ATTRACT COMPETING COMPANIES, WHICH COULD LIMIT THE BREADTH OF PRODUCTS OFFERED ON AND USERS OF OUR ONLINE MARKETPLACE

     Some participants in our online marketplace are our stockholders or affiliated with our stockholders or have strategic relationships with us. For example, General Electric Medical Systems is entitled to sponsor rooms in our Plan service and has agreed to conduct other activities with us, and an affiliate of General

Electric Medical Systems owns shares of our common stock. These relationships may deter other suppliers, group purchasing organizations or users, particularly those that compete directly with these participants, from participating in our online marketplace due to perceptions of bias in favor of one supplier over another. This could limit the array of products offered on our online marketplace, damage our reputation and limit our ability to maintain or increase our user base.

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

     To realize the benefits of our outsourcing and operating agreement with Novation, we will be required to attract, and integrate the systems of, the healthcare organizations purchasing through Novation's programs. If the costs required to integrate these systems are substantially higher than anticipated, we may not realize the full benefit of the outsourcing and operating agreement. If we are delayed or unable to integrate the systems of these organizations, our revenues would be adversely affected. In addition, under the Novation outsourcing and operating agreement, we will be required to meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within the required time period, we may be required to pay significant liquidated damages or the agreement could be terminated, which would seriously harm our business and financial results. To the extent we are unable to or delayed in providing this functionality, we may be unable to attract buyers and sellers to our marketplace and our revenues may be adversely affected. We will be required to incur significant costs in providing functionality to our online marketplace and in integrating healthcare organizations and suppliers to our online marketplace prior to receiving any transaction fee revenues, and we may never generate sufficient revenues to offset these costs.

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

     For example, one of our competitors, medibuy.com, Inc., recently announced its agreement to acquire Premier Health Exchange, including a long-term, exclusive agreement to provide e-commerce services for Premier Purchasing Partners, one of the largest group purchasing organizations in the United States. Ventro, a business-to-business e-commerce company providing supply chain solutions, has formed a joint venture, Broadlane, with Tenet Healthcare, a large owner and operator of hospitals and other healthcare facilities. Broadlane also recently announced a strategic alliance with AmeriNet, a large group purchasing organization. In addition, Columbia/HCA Healthcare, a large owner and operator of hospitals and other healthcare facilities, has formed empactHealth.com to provide an online marketplace for medical products. In addition, Johnson & Johnson, General Electric Medical Systems, Baxter International, Abbott Laboratories and Medtronic recently announced that they are creating a healthcare exchange for the purchase and sale of medical products. Five large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc., McKesson HBOC Inc. and Owens & Minor Inc., have also recently announced that they will form a business-to-business exchange marketplace for the sales of drugs, medical-surgical products, devices and other laboratory products and services.

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

     Furthermore, in a letter dated January 14, 2000, Forma Scientific, Inc. notified us that it believes our use of "Neoforma" and "Neoforma.com" violates its trademark rights in "Forma" and "Forma Scientific" and that it had filed a complaint in Federal court. On May 11, 2000 we were formally served with the complaint. Based on our investigation, we believe that we have meritorious defenses to Forma Scientific's claims and intend to vigorously defend ourselves in this litigation. However, if any litigation were to be decided adversely to us, we could be enjoined from future use of the names Neoforma and Neoforma.com. The loss of the use of the Neoforma.com brand would seriously harm our business.

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

RESOURCES, AND IF WE ARE UNABLE TO EXECUTE THIS STRATEGY, OUR GROWTH WILL BE LIMITED AND OUR OPERATING RESULTS MAY BE HARMED

     In order to increase the market awareness and the use of our online marketplace by suppliers of medical products, we intend to expand our services internationally. If we fail to execute this strategy, our growth will be limited and our operating results may be harmed. We have limited experience with the healthcare industry outside the U.S. and with marketing our services internationally. Our entry into international markets may require significant management attention and financial resources, which may harm our ability to effectively manage our existing business. Furthermore, entry into some international markets would require us to develop foreign language versions of our services. Accordingly, our planned international expansion may not be successful. We cannot be sure that we will be able to attract purchasers and sellers of medical products in foreign jurisdictions to our online marketplace. In addition, the market for the purchase and sale of medical products in many foreign countries is different from that in the U.S. For example, in many foreign countries, the government or a government-controlled entity is the principal purchaser of medical products. Competitors which have greater local market knowledge may exist or arise in these international markets and impede our ability to successfully expand in these markets. In addition, under our outsourcing agreement with Novation, we and Novation have each agreed that if we want to undertake a new Internet venture in a country other than the United States or in a market not then served by our online marketplace, that each of us will provide the other with advance notice and first offer the other the right to participate in that venture or market in a similar role to that party's role under the outsourcing agreement. Accordingly, we may be unable to quickly enter new countries or markets and we may be limited in our ability to choose a partner other than Novation to serve as a supplier contracting agent in new countries or markets.

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

     We have grown rapidly and will need to continue to grow to execute our business strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998, 269 as of December 31, 1999, and 326 as
of March 31, 2000. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. In addition, we are in the process of substantially upgrading our information systems including our accounting system. We also need to institute new systems such as an auction inventory tracking system. Any failure to successfully upgrade our systems and controls could result in inefficiencies in our business and could cause us to be unable to implement our business plan.

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

     We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. In a letter dated January 14, 2000, Forma Scientific, Inc. notified us that it believes our use of the "Neoforma" and "Neoforma.com" trademarks violates its trademark rights in "Forma" and "Forma Scientific", and that it had filed a complaint in federal court. On May 11, 2000 we were formally served with this complaint. Based on our investigation, we believe that we have meritorious defenses to Forma Scientific's claims and intend to vigorously defend ourselves in this litigation. If any litigation were to be decided adversely to us, we could be enjoined from future use of the names Neoforma and Neoforma.com and we might be required to pay damages to Forma Scientific.

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

IF WE LOSE ACCESS TO THIRD-PARTY SOFTWARE INCORPORATED IN OUR SERVICES, WE MAY NOT BE ABLE TO OPERATE OUR ONLINE MARKETPLACE

     We currently rely on software that we have licensed from a number of suppliers. For example, we use software that we license from NetDynamics, Inc., a subsidiary of Sun Microsystems, to provide part of our website infrastructure, we use information retrieval software that we license from SearchCafe Development Corporation to provide part of our search capabilities, we use software that we license from Moai, Inc. to provide a substantial part of the functionality of our AuctionOnline service, we use software that we license from SAP to further automate the order management and transaction routing process within our marketplace, we will use software that we license from Ariba to further enable us to offer our purchasing customers a mechanism to automate and streamline the procurement process and we use software that we license from CrossWorlds, TIBCO and STC to integrate our marketplace applications and services with purchasers' and suppliers' systems. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third party technologies to enhance our services, to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to operate our online marketplace until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our services, which could similarly harm development and market acceptance of our services.

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

REGULATION OF THE INTERNET IS UNSETTLED, AND FUTURE REGULATIONS COULD INHIBIT HE GROWTH OF E-COMMERCE AND LIMIT THE MARKET FOR OUR SERVICES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk:

     The Company's exposure to market risk for change in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio (in thousands):

                                                            FISCAL YEARS
                                          ------------------------------------------------
                                           2000     2001      2002       2003       2004
                                          -------   -----   --------   --------   --------
Cash equivalents and short-term
  investments:
  Fixed rate short-term investments.....  105,411   2,198
  Average interest rate.................     6.05%   6.47%

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On January 14, 2000, Forma Scientific, Inc. notified the Company that it believes the Company's use of "Neoforma" and "Neoforma.com" violates its trademark rights in "Forma" and "Forma Scientific" and that it had filed complaint in federal court. On May 11, 2000, the Company was formally served with the complaint entitled Forma Scientific, Inc. v. Neoforma.com, Inc., Docket No. C200-0045, U.S. District Court, Southern District of Ohio, Eastern Division of Columbus, alleging trademark infringement. Based on the Company's investigation, the Company believes that it has meritorious defenses to Forma Scientific's claims and intend to vigorously defend this litigation.

ITEM 2. CHANGES IN SECURITIES

     Public Offering

     The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.001 par value per share, which closed in January 2000.

     1. The effective date of the Registration Statement on Form S-1 for the offering was January 24, 2000, and the commission file number of the Registration Statement is 333-89077.

     2. The offering commenced on January 24, 2000.

     3. Not applicable

     4. (i.) The offering terminated on January 27, 2000. All of the shares of common stock registered for the account of the Company were sold prior to the termination of the offering.

       (ii.) The managing underwriters for the offering were Merrill Lynch & Co., Bear, Stearns & Co. Inc., Robertson Stephens and William Blair & Company.

       (iii.) The Company registered shares of its common stock, $.001 par value per share, in the offering.

       (iv.) The Company registered 8,050,000 shares. The aggregate offering price of the shares registered and sold by the Company was $104.7 million.

       (v.) The actual expenses incurred for the account of the Company in connection with the offering were as follows:

Underwriting discount.......................................  $7.3 million
Other offering expenses.....................................   2.0 million
                                                              ------------
                                                              $9.3 million

     Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

       (vi.) The net offering proceeds to the Company after expenses were approximately $95.4 million.

       (vii.) The Company used the proceeds to purchase short-term investments.

       (viii.) Not applicable

     Unregistered Issuances of Securities

     The Company issued 2,034,861 shares of common stock of Neoforma.com, as follows: (i) on January 18, 2000 in connection with the acquisition of the outstanding capital stock of Pharos Technologies, and (ii) on March 17, 2000 in connection with the acquisition of the outstanding capital stock of USL. No underwriters were used and the recipients of the Company's common stock were the shareholders of the acquired companies. The shares of common stock issued in the Pharos and USL acquisitions were issued in reliance upon an exemption from the registration requirements of the Securities Act provided, in each case, by reason of section 4(2) thereof. The shareholders of the acquired companies made certain representations to the Company as to investment intent, that they possessed a sufficient level of financial sophistication and that they received information about the Company. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

     In January 2000, the Company issued a warrant to purchase 20,000 shares of its common stock at an exercise price of $7.00 per share to an executive search firm in connection with recruitment services. In January 2000, the Company also issued a warrant to purchase 20,000 shares of its common stock at an exercise price of $20.00 per share to an advertising firm in connection with public relations and marketing services. The warrants were issued in reliance upon an exemption from the registration requirements of the Securities Act provided, in each case, by reason of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

        10.1   --  Sublease Agreement dated March 7, 2000 between the
                   Registrant and Seagate Technology, Inc.
        10.2   --  Sublease Agreement dated March 14, 2000 between the
                   Registrant and Nelson & Associates.
        10.3   --  Outsourcing Agreement dated March 30, 2000 between the
                   Registrant and Novation, LLC, VHA, Inc., University
                   HealthSystem Consortium, Healthcare Purchasing Partners
                   International, LLC.*
        27.1   --  Financial Data Schedule

------------------------
* Certain portions of this document have been omitted pursuant to a request for confidential treatment and, where applicable, marked with an asterisk to denote omissions. The confidential material has been filed separately with the Commission.

     B.  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEOFORMA.COM, INC.

                                          By   /s/ FREDERICK J. RUEGSEGGER
                                            ------------------------------------
                                                  Frederick J. Ruegsegger
                                                Chief Financial Officer and
                                                          Secretary
Date: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
 10.1    --  Sublease Agreement dated March 7, 2000 between the
             Registrant and Seagate Technology, Inc.
 10.2    --  Sublease Agreement dated March 14, 2000 between the
             Registrant and Nelson & Associates.
 10.3    --  Outsourcing Agreement dated March 30, 2000 between the
             Registrant and Novation, LLC, VHA, Inc., University
             HealthSystem Consortium, Healthcare Purchasing Partners
             International, LLC.*
 27.1    --  Financial Data Schedule

------------------------
* Certain portions of this document have been omitted pursuant to a request for confidential treatment and, where applicable, marked with an asterisk to denote omissions. The confidential material has been filed separately with the Commission.