Form 10-Q
period 2000-06-30
NEOFORMA COM INC
filed 2000-08-14
CIK 1096219

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NO. 000-28715

                            ------------------------

                               NEOFORMA.COM, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0424252
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

               3061 ZANKER RD.
                SAN JOSE, CA                                       95134
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (408) 468-4000
            (THE REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 11, 2000, there were 126,873,856 outstanding shares of our common stock, $.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NEOFORMA.COM, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION
     Item  Financial Statements
       1.
           Condensed Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999.......................................     3
           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2000 and 1999...........     4
           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2000 and 1999.........................     5
           Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................     6
     Item  Management's Discussion and Analysis of Financial Condition
       2.  and Results of Operations...................................    13
     Item  Quantitative and Qualitative Disclosures About Market
       3.  Risk........................................................    33

PART II.   OTHER INFORMATION
     Item  Legal Proceedings...........................................
       1.                                                                  35
     Item  Changes in Securities and Use of Proceeds...................
       2.                                                                  35
     Item  Defaults Upon Senior Securities.............................
       3.                                                                  35
     Item  Submission of Matters to a Vote of Security Holders.........
       4.                                                                  35
     Item  Other Information...........................................
       5.                                                                  35
     Item  Exhibits....................................................
       6.                                                                  36

SIGNATURES.............................................................    38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NEOFORMA.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          2000
                                                              ------------    ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 25,292      $  74,427
  Short-term investments....................................      21,483          6,734
  Accounts receivable, net of allowance for doubtful
    accounts of $4 and $233, respectively...................         151          1,246
  Unbilled revenue..........................................          --            458
  Prepaid expenses and other current assets.................       2,226          3,319
  Deferred debt costs, current portion......................         413            413
                                                                --------      ---------
        Total current assets................................      49,565         86,597
                                                                --------      ---------
LONG-TERM INVESTMENTS.......................................       2,027          1,997
PROPERTY AND EQUIPMENT, net.................................       8,771         24,089
INTANGIBLES, net............................................      12,319        154,032
NON-MARKETABLE INVESTMENT...................................       2,500          5,500
OTHER ASSETS................................................       1,585          1,862
DEFERRED DEBT COSTS, less current portion...................         602            392
                                                                --------      ---------
        Total assets........................................    $ 77,369      $ 274,469
                                                                ========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable, current portion............................    $  3,360      $   4,201
  Accounts payable..........................................       7,123         17,206
  Accrued payroll...........................................       1,410          2,429
  Other accrued liabilities.................................         685          3,105
  Deferred revenue..........................................          99            887
                                                                --------      ---------
        Total current liabilities...........................      12,677         27,828
                                                                --------      ---------
NOTES PAYABLE, less current portion.........................       7,743          7,694
                                                                --------      ---------
COMMITMENTS
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series C --
    Authorized -- 5,110 shares
    Issued and outstanding: 5,065 shares at December 31,
     1999 and none at June 30, 2000;
      par value -- $0.001; liquidation preference -- $3,900
     at December 31, 1999...................................       3,884             --
                                                                --------      ---------
  Series D --
    Authorized -- 10,573 shares
    Issued and outstanding: 10,196 shares at December 31,
     1999 and none at June 30, 2000;
      par value $0.001; liquidation preference -- $12,032 at
     December 31, 1999......................................      11,986             --
                                                                --------      ---------
  Series E and E-1 --
    Authorized -- 13,204 shares
    Issued and outstanding: 12,870 shares at December 31,
     1999 and none at June 30, 2000;
      par value -- $0.001; liquidation preference -- $73,102
     at December 31, 1999...................................      72,942             --
                                                                --------      ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A -- convertible preferred stock
    Authorized -- 9,000 shares
    Issued and outstanding: 9,000 shares at December 31,
     1999 and none at June 30, 2000;
      par value -- $0.001; liquidation preference -- $2,250
     at December 31, 1999...................................           9             --
  Series B -- convertible preferred stock
    Authorized -- 2,860 shares
    Issued and outstanding: 2,860 shares at December 31,
     1999 and none at June 30, 2000;
      par value -- $0.001; liquidation preference -- $1,430
     at December 31, 1999...................................           3             --
  Common Stock $0.001 par value:
    Authorized -- 200,000 shares at June 30, 2000
    Issued and outstanding: 14,407 shares at December 31,
     1999 and 69,014 at June 30, 2000.......................          14             69
Warrants....................................................       3,621          3,688
Additional paid-in capital..................................      76,216        442,757
Notes receivable from stockholders..........................      (8,245)        (9,995)
Deferred compensation.......................................     (47,388)       (49,965)
Unrealized loss on available-for-sale securities............         (40)           (24)
Accumulated deficit.........................................     (56,053)      (147,583)
                                                                --------      ---------
        Total stockholders' equity (deficit)................     (31,863)       238,947
                                                                --------      ---------
        Total liabilities and stockholders' equity..........    $ 77,369      $ 274,469
                                                                ========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NEOFORMA.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      QUARTERS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                     1999        2000       1999        2000
                                                    -------    --------    -------    --------
REVENUE:
  Transaction fees................................       --    $    789    $    --    $  1,644
  Services........................................       --         458         --         458
  Website sponsorship fees and other..............        7         829          7       1,180
                                                    -------    --------    -------    --------
          Total revenue...........................        7       2,076          7       3,282
                                                    -------    --------    -------    --------
OPERATING EXPENSES:
  Cost of services(1).............................       --         768         --         768
  Operations(2)...................................      741       2,768      1,319       5,773
  Product development(3)..........................    1,284       5,185      2,568      10,168
  Selling and marketing(4)........................    1,502      12,101      2,382      22,004
  General and administrative(5)...................      980       3,001      1,591       6,803
  Amortization of intangibles.....................       --       8,086         --       9,397
  Amortization of deferred compensation...........      307      11,013        307      19,479
  Write off of acquired in-process research and
     development..................................       --      15,000         --      18,000
  Abandoned acquisition costs.....................       --       2,742         --       2,742
  Restructuring...................................       --       2,100         --       2,100
                                                    -------    --------    -------    --------
          Total operating expenses................    4,814      62,764      8,167      97,234
                                                    -------    --------    -------    --------
          Loss from operations....................   (4,807)    (60,688)    (8,160)    (93,952)
OTHER INCOME (EXPENSE):
  Interest income.................................       80       1,458        128       2,966
  Interest expense................................      (79)       (330)       (95)       (551)
                                                    -------    --------    -------    --------
          Net loss................................  $(4,806)   $(59,560)   $(8,127)   $(91,537)
                                                    =======    ========    =======    ========
NET LOSS PER SHARE:
  Basic and diluted...............................  $ (3.84)   $  (1.02)   $ (7.95)   $  (1.84)
                                                    =======    ========    =======    ========
  Weighted average shares -- basic and diluted....    1,251      58,219      1,022      49,870
                                                    =======    ========    =======    ========
PRO FORMA NET LOSS PER SHARE:
  Basic and diluted...............................  $ (0.17)   $  (1.02)   $ (0.32)   $  (1.66)
                                                    =======    ========    =======    ========
  Weighted-average shares -- basic and diluted....   28,372      58,219     25,696      55,143
                                                    =======    ========    =======    ========

---------------
(1) Excludes amortization of stock-based compensation of none, $130, none and $130 for the quarters and six months ended June 30, 1999 and 2000, respectively.

(2) Excludes amortization of stock-based compensation of $7, $609, $7 and $1,318 for the quarters and six months ended June 30, 1999 and 2000, respectively.

(3) Excludes amortization of stock-based compensation of $73, $942, $73 and $2,090 for the quarters and six months ended June 30, 1999 and 2000, respectively.

(4) Excludes amortization of stock-based compensation of $153, $4,940, $153 and $7,190 for the quarters and six months ended June 30, 1999 and 2000, respectively.

(5) Excludes amortization of stock-based compensation of $74, $4,392, $74 and $8,751 for the quarters and six months ended June 30, 1999 and 2000, respectively.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NEOFORMA.COM, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(8,127)   $(91,537)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
  Amortization resulting from issuance of Series E preferred
    stock in connection with prepaid consulting services....       --         670
  Valuation of common stock options issued in connection
    with consulting services................................       --         212
  Valuation of warrants to purchase common stock in exchange
    for consulting services.................................       --          67
  Write off of in process research and development..........       --      18,000
  Depreciation and amortization of property and equipment...      235       3,642
  Amortization of intangibles...............................       --       9,397
  Amortization of deferred compensation.....................      307      19,479
  Amortization of deferred debt costs.......................       41         210
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net................................       --        (833)
    Unbilled revenue........................................       --        (458)
    Prepaid expenses and other assets.......................     (164)       (673)
    Accounts payable........................................    1,026       9,614
    Accrued liabilities and accrued payroll.................       10       2,806
    Deferred revenue........................................       --         (13)
                                                              -------    --------
        Net cash used in operating activities...............   (6,672)    (29,417)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments.......................       --        (862)
  Sale of marketable investments............................       --      15,863
  Cash paid for the acquisition of Pharos Technologies,
    Inc., net of cash acquired..............................       --        (500)
  Cash paid for the acquisition of US Lifeline, Inc., net of
    cash acquired...........................................       --      (3,219)
  Cash paid for the acquisition of EquipMD, Inc., net of
    cash acquired...........................................       --      (3,908)
  Purchase of non-marketable investment.....................       --      (3,000)
  Cash paid on note issued in connection with the
    acquisition of General Asset Recovery, Inc..............       --        (734)
  Purchases of property and equipment.......................   (1,270)    (18,928)
                                                              -------    --------
        Net cash used in investing activities...............   (1,270)    (15,288)
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of note receivable...............................       --      (1,000)
  Proceeds from the issuance of notes payable...............    2,197          --
  Repayments of notes payable...............................       --        (524)
  Proceeds from the issuance of Series D mandatorily
    redeemable convertible preferred stock, net of issuance
    costs...................................................   11,986          --
  Cash received related to options exercised, net of
    repurchases.............................................       10          26
  Repayments of notes receivable from stockholders..........       --          10
  Proceeds from the issuance of common stock, net of notes
    receivable issued to common stockholders and offering
    costs...................................................       --      95,328
                                                              -------    --------
        Net cash provided by financing activities...........   14,193      93,840
                                                              -------    --------
        Net increase in cash and cash equivalents...........    6,251      49,135

CASH AND CASH EQUIVALENTS, beginning of period..............      812      25,292
                                                              -------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 7,063    $ 74,427
                                                              =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    49    $    341
                                                              =======    ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of preferred stock to common stock.............  $    --    $ 88,824
                                                              =======    ========
  Issuance of warrants to purchase common stock.............  $    10    $     --
                                                              =======    ========
  Issuance of warrant to purchase Series D preferred
    stock...................................................  $ 1,046    $     --
                                                              =======    ========
  Issuance of note payable to related party in connection
    with acquisition of Pharos Technologies, Inc............  $    --    $ 22,000
                                                              =======    ========
  Issuance of common stock in connection with the
    acquisition of US Lifeline, Inc.........................  $    --    $  2,769
                                                              =======    ========
  Issuance of common stock in connection with the
    acquisition of EquipMD, Inc.............................  $    --    $133,615
                                                              =======    ========
  Notes receivable issued to common stockholders............  $    --    $  1,750
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               NEOFORMA.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Neoforma.com, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in the Company's Amended Annual Report filed on Form 10-K/A with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries General Asset Recovery, LLC ("GAR"), FDI Information Resources, LLC ("FDI"), Pharos Technologies, Inc. ("Pharos"), U.S. Lifeline, Inc. ("USL") and EquipMD, Inc. ("EquipMD"). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS

     The Company had investments of $46.0 million and $74.2 million as of December 31, 1999 and June 30, 2000, respectively. Investments classified as cash equivalents amounted to approximately $22,476,000 and $65.4 million at December 31, 1999 and June 30, 2000, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

     The amortized costs, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows:

                                                              AS OF JUNE 30, 2000
                                                     --------------------------------------
                                                                                UNREALIZED
                                                     AMORTIZED    AGGREGATE       HOLDING
                                                       COST       FAIR VALUE    GAIN (LOSS)
                                                     ---------    ----------    -----------
                                                                 (IN THOUSANDS)
Debt securities issued by states of the United
  States and political subdivisions of the
  states...........................................   $37,500      $37,500         $ --
Corporate debt securities..........................    36,680       36,656          (24)
                                                      -------      -------         ----
                                                      $74,180      $74,156         $(24)
                                                      =======      =======         ====

                                                            AS OF DECEMBER 31, 2000
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
                                                      =======      =======         ====

                               NEOFORMA.COM, INC.

INTANGIBLES

     Intangibles consist of acquired assembled work force, customer lists, acquired software, developed technology and goodwill, which represent the amount of purchase price in excess of the fair value of the tangible net assets, in the acquisitions of GAR, FDI, Pharos, USL and EquipMD. (See Note 3). The intangibles are amortized on a straight-line basis over a period of 3 to 7 years. Intangibles are evaluated quarterly for impairment and written down to net-realizable value, if necessary. No impairment has been recorded to date.

     Intangible assets include the following:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          2000
                                                              ------------    ---------
                                                                   (IN THOUSANDS)
Assembled work force........................................    $   240       $    340
Software....................................................        600            600
Developed technology........................................         --          3,000
Customer lists..............................................         --         19,000
Goodwill....................................................     12,194        141,204
                                                                -------       --------
                                                                 13,034        164,144
                                                                -------       --------
Less: Accumulated amortization..............................       (715)       (10,112)
                                                                -------       --------
                                                                $12,319       $154,032
                                                                =======       ========

NON-MARKETABLE INVESTMENT

     In December 1999, the Company purchased 526,250 shares of IntraMedix, LLC, ("IntraMedix") a privately held corporation, in exchange for $2.5 million. IntraMedix is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. At June 30, 2000, the Company's ownership represented approximately 5% of the IntraMedix common shares outstanding. The Company accounts for this investment using the cost method. IntraMedix, Inc. is a related party to GeriMedix, a supplier with which the Company has an agreement to perform e-Commerce services.

     In March 2000, the Company purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc. ("Pointshare"), a privately held corporation, in exchange for $3.0 million. Pointshare is a company that provides on-line business to business administrative services to healthcare communities. The Company's ownership represents approximately 2% of the Pointshare common shares outstanding, assuming a 1:1 conversion ratio of preferred stock to common stock. The Company accounts for this investment using the cost method.

NOTES RECEIVABLE

     In November 1999, the Company issued a note receivable to Pharos in the amount of $500,000. Subsequent to December 31, 1999, the Company acquired Pharos (see Note 3.) As part of its consideration for the acquisition, in accordance with the terms of the note, the Company forgave the entire principal amount together with any accrued interest. As of December 31, 1999, the note receivable is included in other assets in the accompanying financial statements.

     On May 26, 2000, the Company issued a 30-day note receivable to Intramedix in the amount of $1.0 million, evidenced by a $1.0 million promissory note bearing 8% interest per annum. The Company in its sole discretion shall have the right to convert its loan to IntraMedix into shares of Intramedix at any time. As

                               NEOFORMA.COM, INC.

of June 30, 2000, the note receivable is included in other assets in the accompanying financial statements. Subsequent to the reporting period this note was converted into equity in Intramedix.

COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There were no components of comprehensive income for the quarter ended June 30, 1999. The components of comprehensive income for the quarter and six months ended June 30, 1999 and 2000 were as follows (in thousands):

                                       QUARTER ENDED        SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                    -------------------    -------------------
                                     1999        2000       1999        2000
                                    -------    --------    -------    --------
Net loss..........................  $(4,806)   $(59,560)   $(8,127)   $(91,537)
Net gain (loss) on
  available-for-sale securities...       --          22         --          16
                                    -------    --------    -------    --------
Comprehensive loss................  $(4,806)   $(59,538)   $(8,127)   $(91,521)
                                    =======    ========    =======    ========

SEGMENT INFORMATION

     Effective January 1, 1998 the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the six months ended June 30, 1999 and 2000, the Company operated in a single business segment providing e-commerce content to healthcare professionals in the medical products, supplies and equipment industry. For the six months ended June 30, 2000, the Company generated 14%, 40%, 32% and 14% of its revenues from transaction fees and website sponsorship fees associated with Shop, Auction, Plan and Services Delivery, respectively. Through June 30, 2000, foreign operations have not been significant in either revenue or investment in long-lived assets.

BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive security is excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of shares excluded from the diluted loss per share calculation relating to these securities was approximately 36.6 million and 10.0 million for the six months ended June 30, 1999 and 2000, respectively.

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

                               NEOFORMA.COM, INC.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share for the quarter and six months ended June 30, 1999 and 2000. (in thousands, except per share amounts):

                                                    QUARTER ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                 1999          2000       1999          2000
                                                -------      --------    -------      --------
Net loss......................................  $(4,806)     $(59,560)   $(8,127)     $(91,537)
                                                =======      ========    =======      ========
Basic and diluted:
  Weighted average shares of common stock
     outstanding..............................    1,507        67,745      1,259        56,691
  Less: Weighted average shares of common
     stock subject to repurchase..............     (256)       (9,526)      (237)       (9,821)
                                                -------      --------    -------      --------
  Weighted average shares used in computing
     basic and diluted net loss per share.....    1,251        58,219      1,022        49,870
                                                =======      ========    =======      ========
  Basic and diluted net loss per common
     share....................................  $ (3.84)        (1.02)   $ (7.95)     $  (1.84)
                                                =======      ========    =======      ========
Pro forma:
  Net loss....................................  $(4,806)     $(59,560)   $(8,127)     $(91,537)
                                                =======      ========    =======      ========
Shares used above.............................    1,251        58,219      1,022        49,870
Pro forma adjustment to reflect weighted
  average effect of assumed conversion of
  convertible preferred stock.................   27,121            --     24,674         5,273
                                                -------      --------    -------      --------
Weighted average shares used in computing pro
  forma basic and diluted net loss per
  share.......................................   28,372        58,219     25,696        55,143
                                                -------      --------    -------      --------
Pro forma basic and diluted net loss per
  share.......................................  $ (0.17)     $  (1.02)   $ (0.32)     $  (1.66)
                                                =======      ========    =======      ========

 3. ACQUISITIONS

     In January 2000, the Company acquired Pharos, a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The total purchase price of approximately $22.8 million, consisted of approximately 2.0 million shares of common stock valued at $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over the period of the original terms of the shares, which specify a vesting period of four years. As of June 30, 2000, approximately 573,000 of these shares were subject to repurchase. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million was allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was expensed upon consummation of the acquisition. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of three years. The goodwill will be amortized over an estimated useful life of five years.

     In March 2000, the Company acquired USL, a healthcare content company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price were allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

                               NEOFORMA.COM, INC.

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

     In April 2000, the Company acquired EquipMD a business-to-business procurement company serving the physician market. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of the acquisition.

     The total purchase price of approximately $141.7 million consisted of approximately 4.4 million shares of the Company common stock valued at approximately $126.4 million, 269,000 vested options valued at approximately $7.2 million and estimated assumed liabilities and acquisition costs of $8.1 million. In addition, the Company assumed approximately 807,000 unvested options (See Note 8). In the initial allocation of the purchase price, $1.5 million, $100,000, $19.0 million $106.1 million and $15.0 million was allocated to tangible assets, assembled workforce, customer lists, goodwill and acquired in process research and development, respectively. The intangible assets will be amortized over an estimated useful life of five years.

     The unaudited pro forma results of operations of the Company, GAR, FDI, Pharos, USL and EquipMD for the six months ended June 30, 1999 and 2000, assuming the acquisitions took place at the beginning of the period, are as follows (in thousands, except per share amounts):

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              ----------    -----------
Revenue.....................................................   $  1,132      $   3,567
                                                               ========      =========
Net loss....................................................   $(29,204)     $(101,490)
                                                               ========      =========
Basic and diluted net loss per share........................   $  (3.75)     $   (1.99)
                                                               ========      =========

 4. LOANS AND NOTES PAYABLE

     In June 1998, the Company entered into a $750,000 secured credit facility with a bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, the Company converted $433,000 of outstanding equipment loans into a term loan due July 2000, which bears interest at the lender's prime rate (9% as of June 30, 1999). In December 1999, the Company repaid the term loan, in full. At June 30, 2000, there were borrowings of approximately $404,000 under the equipment loan. This facility is secured by substantially all of the Company's assets other than equipment. In consideration for this credit facility, the Company granted the bank a warrant to purchase 45,000 shares of Series C preferred stock at an exercise price of $0.77 per share. In July 1999, in consideration for the conversion of the equipment loan to a term loan and the release of the security interest in equipment, the Company granted the bank a warrant to purchase 10,000 shares of Series D preferred stock at an exercise price of $1.18 per share.

     In May 1999, the Company entered into a subordinated loan agreement (the "loan agreement") with a lender under which it can borrow up to $2.0 million. The loan agreement bears interest at 12.5% and expires in July 2002. At June 30, 2000 there were borrowings of approximately $1.4 million outstanding under the loan agreement. The loan agreement is collateralized by all of the assets of the Company. In addition, a warrant to purchase 228,813 shares of Series D preferred stock at an exercise price of $1.18 per share was issued in conjunction with the loan agreement.

                               NEOFORMA.COM, INC.

     In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Hardware amounts bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Software amounts bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased secures this facility. In connection with this facility, the Company issued the lender a warrant to purchase 137,711 shares of our Series D preferred stock at $1.18 per share. At June 30, 2000, the principal balance outstanding under the facility was $2.1 million.

     As part of the purchase price of GAR, the Company issued in August 1999 a promissory note payable to an owner of GAR in the amount of $7.8 million. The note bears interest at 7% per annum and is payable in 60 monthly installments of scheduled principal amounts plus interest. At June 30, 2000 the remaining principal balance was approximately $6.0 million.

     As part of the purchase of EquipMD, Inc., the Company assumed the balance on a line of credit. The maximum borrowings allowed under the agreement are $300,000 of which none was available at June 30, 2000.

     As part of the purchase of EquipMD, the Company assumed a note payable in the amount of $1.7 million which is related to EquipMD's purchase of Central Point Services, LLC. The note bears interest at 7.5% per annum and is payable in eight quarterly installments of $62,578, at which time the unpaid principal balance and accrued interest become due and payable. At June 30, 2000, the remaining principal balance was $1.7. According to the provisions of the note, a payment amounting to $250,000 on the note is due upon change of control. As a result of the purchase of EquipMD by the Company (see Note 10), under the change of control provisions, the Company included this $250,000 payment in the current portion of notes payable at June 30, 2000.

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

 6. STOCKHOLDERS' EQUITY

COMMON STOCK

     In January 2000, the Company completed its initial public offering of 8,050,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters' discounts and commissions of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED STOCK

     Upon the Company's initial public offering in January 2000, all outstanding shares of convertible preferred stock were converted into common stock.

                               NEOFORMA.COM, INC.

 7. WARRANTS

     In January 2000, the Company issued to consultants warrants to purchase 40,000 shares of the Company's common stock. One warrant for the purchase of 20,000 shares was issued with an exercise price of $7.00 per share and another was issued for the purchase of 20,000 shares with an exercise price of $20.00 per share. The warrants are immediately exercisable and expire in January 2010. The fair value of the warrants was determined to be approximately $65,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 6%; expected life of six months; and expected volatility of 70%.

 8. DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, the Company recorded deferred compensation of approximately $65.2 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided; however, the method results in a front-loading of the compensation expense. Based on the above assumptions, the weighted-average fair values per share of options granted were $0.29, $3.81 and $9.15 for the years ended December 31, 1998 and 1999 and for the period from January 1, 2000 to January 24, 2000 (the date of the Company's initial public offering), respectively. In May 2000, the Company decreased deferred compensation by approximately $5.1 million as a result of a reduction in workforce related to restructuring activities. The Company recorded amortization of deferred compensation of $8.5 million during the quarter ended June 30, 2000.

     In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, the Company recorded deferred compensation of approximately $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Based on the above assumptions, the weighted-average fair values per share of options assumed was $31.50. The Company recorded amortization of deferred compensation of $3.0 million during the quarter ended June 30, 2000.

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

     We offer four primary services. Our Shop service provides marketplaces where purchasers can easily identify, locate and purchase new medical products and suppliers can access new customers and markets. Healthcare providers can use Shop services to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service creates an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provides interactive content and software to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believe represent industry best practices, together with floor plans and information about the products in the room. This information helps reduce the complexities of planning and outfitting facilities, which we believe increases the appeal of our website to the facility planners responsible for many product purchasing decisions. Our Services Delivery service provides scalable and cost-effective implementation solutions for both purchasers and sellers of new and used medical products.

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

     We have recognized limited revenue to date from our online services. We expect that our principal source of revenue will be transaction fees paid by the sellers of medical products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the medical products sold. We recognize transaction fees as revenue when the seller confirms a purchaser's order. For live and online auction services, we recognize seller transaction fees, as well as a buyer's premium, when the product is sold. We also receive revenue from the following sources:

     - sponsorship fees paid by sellers of medical products and services used in planning and outfitting healthcare facilities in exchange for the right to feature their brands and products on our Plan service;

     - license fees from the sale of software tools and related technical information for the equipping and planning of healthcare facilities;

     - digitization fees from participating sellers to digitize their product information for display on our website; and

     - product revenue related to the sale of medical equipment that we purchase for resale through our live and online auction services.

     Sponsorship and subscription fees will be recognized ratably over the period of the agreement. With respect to software licenses, we generally recognize revenue upon shipment of the product and recognize revenue from related service contracts, training and customer support ratably over the period of the related contract. Digitization fees are recognized as development services are performed. Product revenue, representing the difference between the amount we pay for the equipment and the price paid on resale, is recognized when the product is shipped or delivered, depending on the shipping terms associated with each transaction. Implementation revenue and other services, including training and consulting are recognized as services are performed for time and material arrangements and using the percentage of completion method based on labor input measures for fixed fee arrangements.

     Our operating expenses have increased significantly since our inception, and the rate of this increase has accelerated since our introduction of our Auction and Shop services. These increases are primarily due to additions to our staff as we have expanded all aspects of our operations. As a result of our expansion, we have grown from six employees as of December 31, 1997, to 59 full-time employees as of December 31, 1998, to 269 full-time employees as of December 31, 1999 to 249 full-time employees as of June 30, 2000.

     As a result of our transaction with Novation and acquisition of EquipMD, we streamlined our operations to focus on two key global markets, Integrated Delivery Networks (IDNs)and Hospitals and Physician Practices. The restructuring involved both changes in executive management and the company's organizational structure as well as a reduction in force of approximately 80 individuals in functions largely duplicated or unnecessary as a result of both the new Novation agreement and the reorganization.

     On August 6, 1999, we acquired GAR, a live auction company focused on medical products. The total purchase price was approximately $9.7 million, including $1.7 million in cash, the issuance of a promissory note in the principal sum of $7.8 million, the assumption of $100,000 in liabilities and acquisition-related expenses of approximately $100,000. The promissory note is payable over five years and bears interest at 7% per annum. This acquisition was accounted for using the purchase method of accounting. As a result of this acquisition, we recorded approximately $9.7 million in goodwill beginning in the third quarter of fiscal year 1999, which is being amortized on a straight-line basis over a seven-year period.

     In November 1999, we acquired certain assets of FDI, a company in the business of developing and licensing facility planning software. Under the terms of the agreement, we acquired the rights to software and certain customer contracts. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The total purchase price of approximately $3.4 million consisted of 350,000 shares of common stock valued at approximately $3.2 million, estimated assumed liabilities of approximately $97,000 and estimated acquisition-related expenses of approximately $112,000. In the initial allocation of the purchase price, $240,000, $600,000 and $2.5 million were allocated to acquired software, assembled workforce and trade names and goodwill, respectively. The acquired software, assembled workforce and trade names and goodwill is being amortized over an estimate useful life of three years.

     In order to acquire certain software and technology for use in our Shop, Auction and Plan services, on January 18, 2000 we acquired Pharos, a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $22.8 million consisted of approximately 2.0 million shares of common stock valued at approximately $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over a period of the original vesting term of the shares, which specify a vesting period of four years. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million were allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was charged to expense during the first quarter of 2000. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of three years. The goodwill is being amortized over an estimated useful life of five years.

     In connection with the acquisition of Pharos, we have allocated $3.0 million of the purchase price to in-process research and development ("IPR&D") projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

     On March 17, 2000, we acquired USL, a healthcare content company. USL provides supply chain information to senior-level executives in the manufacturing, distribution, provider and GPO communities through web-based subscription products, industry newsletters and research. The total purchase price of $7.2 million consisted of 61,283 shares of our common stock valued at approximately $2.8 million and $3.5 million in cash. This acquisition was accounted for using the purchase method of accounting.

     On April 28, 2000, we acquired all of the outstanding capital stock of EquipMD, Inc., a privately held business-to-business procurement company serving the physician market. The total purchase price of $141.7 million consisted of approximately 5.45 million shares of our common stock. The acquisition was accounted for as a purchase transaction.

     In connection with the acquisition of the EquipMD, we allocated approximately $15.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, EquipMD was conducting design, development, engineering and testing activities associated with the completion of a real-time commerce engine. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for healthcare related business-to-business e-commerce.

     At the acquisition date, the technologies under development were approximately 60% complete based on engineering man-month data and technological progress. EquipMD had spent approximately $1.2 million on the in-process projects, and expected to spend approximately $1.0 million to complete all phases of the research and development. Anticipated completion dates ranged from three to nine months, at which time we expect to begin benefiting from the developed technologies.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

     Aggregate revenues for the developmental EquipMD products were estimated to grow at a compounded annual growth rate of approximately 100% for the five years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 35% was considered appropriate for the in-process research and development. These discount rates were commensurate with the EquipMD's stage of development and the uncertainties in the economic estimates described above.

     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     On March 30, 2000, Neoforma entered into agreements to acquire Eclipsys Corporation and HEALTHvision, Inc., entered into an outsourcing and operating agreement with Novation LLC and entered into agreements to issue Neoforma common stock and warrants to the owners of Novation.

     On May 25, 2000, we agreed by mutual consent to terminate the proposed mergers announced on March 30, 2000. Instead, we entered into a strategic commercial relationship with Eclipsys and HEALTHvision that include a co-marketing and distribution arrangement between us and HEALTHvision. The arrangement includes the use of Eclipsys' eWebIT(TM) enterprise application integration technology and professional services to enhance the integration of legacy applications with our e-commerce platform. In addition, we modified the structure and terms of our stock and warrant transactions with VHA Inc. and University HealthSystem Consortium, or UHC, the national healthcare alliances that own Novation.

     Under the terms of the modified Novation agreements, VHA received 46.3 million shares of our common stock, representing approximately 36% of our outstanding common stock, and UHC received 11.3 million shares, representing approximately 9% of Neoforma. Under new warrants to be issued to VHA and UHC, VHA and UHC will have the opportunity to earn up to 30.8 million and 7.5 million additional shares of our common stock, respectively, over a four-year period by meeting certain performance targets. These targets are based upon the historical purchasing volume of VHA- and UHC-member healthcare organizations that sign up to use our online marketplace. The targets increase annually to total healthcare organizations representing approximately $22 billion of combined purchasing volume at the end of the fourth year.

     Under our outsourcing and operating agreement with Novation, we have agreed to provide specific functionality to our online marketplace, and to develop marketplaces that are only available to the patrons and members of the owners of Novation, VHA, Inc. and UHC, and an affiliated entity, Healthcare Purchasing Partners International, LLC, or HPPI. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our online marketplace, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare organizations.

     The outsourcing and operating agreement provides that, subject to certain conditions, we will share transaction fees we receive from suppliers for products and services sold through our Shop service with Novation in varying proportions depending on the type of transaction and the purchaser. For sales of products and services under Novation contracts, we will share transaction fees with Novation to the extent they exceed a specified minimum percentage. For an initial period of the agreement, Novation has agreed to pay us this specified minimum percentage if the fees generated from suppliers are less than the specified minimum percentage. We will also share a percentage of transaction fees generated from sales of non-contracted products and services to the patrons and members of VHA, UHC and HPPI and will share a smaller percentage of transaction fees generated from sales of non-contracted products and services to other parties, subject to limited exceptions. We will not share with Novation any transaction fees generated from the sale of products or services under contracts with another group purchasing organization. Through a specified date, we will not be required to share any fees with Novation in any quarter until minimum aggregate transaction fee levels for that quarter have been met. We have also agreed to share a portion of specified revenues from our Plan and Auction services generated as a result of the Novation relationship.

     Since inception, we have incurred significant losses and, as of June 30, 2000, had an accumulated deficit of $147.6 million. We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will increase significantly due to substantial increases in our expenses for sales and marketing, product development, operating infrastructure, general and administrative staff and development of strategic alliances.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Revenue. We had total revenue of $2.1 million for the quarter ended June 30, 2000 primarily from transaction fees paid by the sellers of medical products that use our Shop and live and online Auction services, sponsorship and license fees for the use of our Plan software and services as well as revenues generated by our Services Delivery implementation services. Revenue for the quarter ended June 30, 1999 was $7,000. For the quarter ended June 30, 2000, the gross value of transactions was approximately $16.2 million including approximately $8.5 million related to purchases made under contracts for which EquipMD earns administrative fees, which resulted in net revenue for our Shop, Auction, Plan and Services Delivery of $323,000, $577,000, $718,000 and $458,000,
respectively.

     Cost of Services. Cost of services consists primarily of costs incurred in delivering our implementation and consulting services. These costs consist primarily of fees for independent consultants and personnel expenses for our implementation and consulting personnel. Cost of services was $768,000 for the quarter ended June 30, 2000. Providing a scalable and cost effective implementation solution to both buyers and sellers of new and used medical products is critical to attaining our strategic objectives and, as a result, we expect cost of services to increase significantly in future periods as we continue to implement our services to our customers, including the required services to be provided under our outsourcing and operating agreement with Novation.

     Operations. Operations expenses consist primarily of expenditures for digitizing and inputting content and for the operation and maintenance of our website. These expenditures consist primarily of fees for independent contractors and personnel expenses for our customer support and site operations personnel. Operations expenses increased from approximately $741,000 for the quarter ended June 30, 1999 to $2.8 million for the quarter ended June 30, 2000. The increase was primarily due to an increase in operations personnel costs, and an increase in payments to third party consultants. These increases were primarily due to a larger personnel base and increased expenditures for digitizing and inputting content and for the enhancement of the infrastructure of our website. We expect our operations expenses to continue to increase as we expand our operating infrastructure, add content and functionality to our website and integrate the systems of healthcare organizations and suppliers with our services.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our services and website. Product development expenses increased from $1.3 million for the quarter ended June 30, 1999 to $5.2 million for the quarter ended June 30, 2000. The increase was primarily due to an increase in personnel cost and an increase in fees paid to third parties. These increases were primarily due to a larger personnel base and increased expenses incurred in the continued development of our Shop, Auction and Plan services including adding additional functionality in anticipation of the needs of large healthcare organizations. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, product development expenses may increase significantly in future periods as we add functionality to our services, including functionality required to be provided under our outsourcing and operating agreement with Novation. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from approximately $1.5 million for the quarter ended June 30, 1999 to $12.1 million for the quarter ended June 30, 2000. The increase was primarily due to an increase in sales and marketing personnel costs, an increase in expenses related to travel, an increase in expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliances. Selling and marketing expenses may continue to increase as we continue our efforts to bring buyers and sellers to our marketplace. In addition, we expect to continue to make significant payments in connection with our strategic alliances, which will increase our selling and marketing expenses in the periods in which these payments are made. See
"-- Liquidity and Capital Resources."

     General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses increased from approximately $980,000 for the quarter ended June 30, 1999 to $3.0 million for the quarter ended June 30, 2000. The increase was primarily due to an increase in executive and administrative personnel costs and additional finance, accounting and administrative personnel, an increase in recruiting, legal and accounting expenses, an increase in expenses related to other consultants, and the cost of being a public company, in each case associated with our growth. General and administrative expenses may increase as we continue to incur additional costs to support the growth of our business. We further expect our general and administrative expenses to increase due to the integration of our various acquisitions and strategic relationships with our business.

     Amortization of Intangibles. Intangibles include goodwill and the value of software purchased in acquisitions. Intangibles are amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased from $0 in the quarter ended June 30, 1999 to $8.1 million for the quarter ended June 30, 2000. The increase was a result of the acquisition of GAR in August 1999, FDI in November 1999, Pharos in January 2000, USL in March 2000 and EquipMD in April 2000. We expect that the amortization of intangibles will increase significantly in future periods due to our agreements with VHA and UHC.

     Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the exercise price of stock options and the estimated fair value for accounting purposes of the underlying stock. Deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and for the period from January 1, 2000 to January 24, 2000, we recorded deferred compensation of $65.2 million. During the second quarter of fiscal 2000, we decreased deferred compensation by $5.1 million as a result of a reduction in force of approximately 80 individuals. For the quarter ended June 30, 2000, we recognized amortization of deferred compensation of $11.0 million. In addition, we recorded $23.1 million in deferred compensation in relation to the assumption of options as a result of the acquisition of EquipMD.

     At June 30, 2000, the remaining deferred compensation of approximately $49.9 million will be amortized as follows: $15.0 million during fiscal 2000, $20.1 million during fiscal 2001, $10.4 million during fiscal 2002, $4.0 million during fiscal 2003 and $6.4 million during fiscal 2004. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     Write Off of Acquired In-process Research and Development. For the quarter ended June 30, 2000, we expensed $15.0 million related to the write off of acquired in-process research and development in connection with the EquipMD acquisition in April 2000.

     Abandoned Acquisition Costs. Abandoned acquisition costs consists primarily of legal, accounting, investment banking and other costs incurred as a result of the termination of the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Eclipsys, and the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Healthvision. Abandoned acquisition costs were $2.7 million for the quarter ended June 30, 2000.

     Restructuring. Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the company's streamlining and reorganizing its operations. As a result of our transaction with Novation and acquisition of EquipMD, we streamlined our operations to focus on two key global markets, Integrated Delivery Networks and Hospitals, and Physician Practices. The restructuring involved both changes in executive management and our organizational structure as well as a reduction in force of approximately 80 individuals in functions largely duplicated or unnecessary as a result of both the new Novation agreement and the reorganization. Restructuring costs were $2.1 million for the quarter ended June 30, 2000 of which $1.3 million was accrued and scheduled for payment through October 2000.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the quarter ended June 30, 2000 was $1.5 million compared to $80,000 for the quarter ended June 30, 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of our issuance of preferred stock in October 1999 and the completion of our public offering in January 2000. Interest expense increased from $79,000 for the quarter ended June 30, 1999 to $330,000 for the quarter ended June 30, 2000, primarily as a result of the amortization of the fair value of warrants issued in connection with debt.

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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenue. We had total revenue of $3.3 million for the six months ended June 30, 2000 primarily from transaction fees paid by the sellers of medical products that use our Shop and live and online Auction services, sponsorship and license fees for the use of our Plan software and services as well as revenues generated by our Services Delivery implementation services. Revenue for the six months ended June 30, 1999 was $7,000. For the six months ended June 30, 2000, the gross value of transactions was approximately $20.8 million, including approximately $8.5 million related to purchases made under contracts for which EquipMD, earns administrative fees, which resulted in net revenue for our Shop, Auction, Plan and Services Delivery of $459,000, $1.3 million, $1.1 million and $458,000, respectively.

     Operating Expenses. Operating expenses consists of cost of services, operations, product development, selling and marketing, general and administrative, amortization of intangibles, amortization of deferred compensation, write off of acquired in-process research and development, abandoned acquisition costs, and restructuring. Operating expenses increased from approximately $8.2 million for the six months ended June 30, 1999 to $97.2 million for the six months ended June 30, 2000 primarily as a result of increases as described below.

     Cost of services was $768,000 for the six months ended June 30, 2000. Operations expenses increased from approximately $1.3 million for the six months ended June 30, 1999 to $5.8 million for the six months ended June 30, 2000. Product development expenses increased from $2.6 million for the six months ended June 30, 1999 to $10.2 million for the six months ended June 30, 2000. Selling and marketing expenses increased from approximately $2.4 million for the six months ended June 30, 1999 to $22.0 million for the six months ended June 30, 2000. General and administrative expenses increased from approximately $1.6 million for the six months ended June 30, 1999 to $6.8 million for the six months ended June 30, 2000. Amortization of intangibles increased from $0 for the six months ended June 30, 1999 to $9.4 million for the six months ended June 30, 2000. For the six months ended June 30, 2000, we recognized amortization of deferred compensation of $19.5 million. For the six months ended June 30, 2000,we expensed $18.0 million related to the write off of acquired in-process research and development in connection with the Pharos acquisition in January 2000 and EquipMD acquisition in April 2000. Abandoned acquisition costs were $2.7 million for the six months ended June 30, 2000. Restructuring cost was $2.1 million for the six months ended June 30, 2000.

     Other Income (Expense). Interest income for the six months ended June 30, 2000 was $3.0 million compared to $128,000 for the six months ended June 30, 1999. Interest expense increased from $95,000 for the six months ended June 30, 1999 to $551,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we completed our initial public offering and issued 8,050,000 shares of our common stock at an initial public offering price of $13.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.4 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $89.0 million. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of June 30, 2000, we had outstanding bank, other borrowings and notes payable of $11.7 million. As of June 30, 2000, we had approximately $81.2 million of cash and cash equivalents and short-term investments.

     In June 1998, we entered into a $750,000 secured credit facility with Silicon Valley Bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, we converted the $433,000 of outstanding equipment loans into a term loan due July 2000. Our term loans from Silicon Valley Bank bear interest at the lender's prime rate (9.5% as of June 30, 2000). At June 30, 2000, there were no borrowings outstanding under the term loan and $404,000 outstanding under the equipment loan. This facility is secured by substantially all of our assets other than equipment. In consideration for this credit facility, we granted Silicon Valley Bank a warrant to purchase 45,000 shares of common stock at an exercise price of $0.77 per share. In consideration for the conversion of our equipment loan to a term loan and the release of its security interest in equipment, we granted Silicon Valley Bank a warrant to purchase 10,000 shares of common stock at an exercise price of $1.18 per share.

     In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 228,813 shares of common stock at $1.18 per share. As of June 30, 2000, the outstanding balance on the note was approximately $1.4 million.

     In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of June 30, 2000, we had outstanding approximately $1.8 million in hardware loans due September 2003 and approximately $250,000 in software loans due March 2002. This facility is secured by the computer equipment purchased with the loans. In connection with this facility, we issued Comdisco a warrant to purchase 137,711 shares of common stock at $1.18 per share.

     In August 1999, as a result of the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per annum. As of June 30, 2000, the outstanding balance on the note was approximately $6.0 million.

     As part of the purchase of EquipMD, we assumed a note payable in the amount of $1.7 million which is related to EquipMD's purchase of Central Point Services, LLC. The note bears interest at 7.5% per annum and is payable in eight quarterly installments of $62,578, at which time the unpaid principal balance and accrued interest become due and payable. According to the provisions of the note, a payment amounting to $250,000 on the note is due upon change of control. At June 30, 2000, the remaining principal balance was $1.7 million.

     In March 2000, we entered into a Hosting Alliance Agreement with Ariba, Inc. under which we will offer Ariba's ORMX procurement solution to users of our marketplace. Under this agreement, we paid Ariba a substantial up-front fee for use of the ORMX procurement solution and we will pay Ariba specified fees for transactions occurring through Ariba's network, subject to minimum monthly amounts. The agreement also provides for joint marketing activities and sales planning.

     In March 2000, we purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc., a privately held corporation in exchange for $3.0 million. Pointshare is a company that provides online business to business administrative services to healthcare communities. Our ownership represents approximately 2% of the Pointshare's outstanding common stock, assuming a 1:1 conversion ratio of preferred stock to common stock. We will account for this investment using the cost method.

     Net cash used in operating activities was $6.7 million for the six months ended June 30, 1999 and $29.4 million for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2000 related primarily to funding net operating losses, increases in prepaid expenses and in accounts receivable, which were partially offset by increases in the write off of in-process research and development, amortization of intangibles, amortization of deferred compensation and accounts payable.

     Net cash used in investing activities was 1.3 million for the six months ended June 30, 1999 and $15.3 million for the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2000 related primarily to the purchase of equipment to operate our website and cash paid for the acquisition of US Lifeline, Inc. and EquipMD and the purchase of non-marketable investments.

     Net cash provided by financing activities was $14.2 million for the six months ended June 30, 1999 and $93.8 million for the six months ended June 30, 2000. Net cash provided from financing activities for the six months ended June 30, 2000 related primarily to common stock issuances of approximately $95.4 million.

     Our current operations continue to be cash flow negative. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings and the success of these services once they are launched. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations, are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit or curtail expansion of our services. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (Interpretation No.
44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or the results of our operations.

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

     We incorporated in March 1996. Prior to May 1999, our operations consisted primarily of the initial planning and development of our marketplace and the building of our operating infrastructure. We introduced our initial Auction service, AdsOnline, in May 1999, our second Auction service, AuctionLive, in August 1999 and our third Auction service, AuctionOnline, in November 1999 and we introduced our Shop service in August 1999 and we introduced our Services Delivery service in April 2000. As a result, we have generated revenues of only $1.0 million in 1999 and $3.3 million for the six months ended June 30, 2000. Because we have only recently introduced our services, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether the market will accept our services and the level of revenue we can expect to derive from our services. Because we are an early stage company in the online market for the purchase and sale of new and used medical products, supplies and equipment, which is a new and rapidly evolving market, we cannot be certain that our business strategy will be successful. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, due to our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

WE HAVE A HISTORY OF LOSSES, ANTICIPATE INCURRING LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     We have experienced losses from operations in each period since our inception, including net losses of $91.5 million for the six months ended June 30, 2000. In addition, as of June 30, 2000, we had an accumulated deficit of approximately $147.6 million. We have not achieved profitability and we expect to continue to incur substantial operating losses for the foreseeable future. We have generated limited revenue to date. If our revenue does not increase substantially or if our expenses increase further than we expect, we may never become profitable.

     We anticipate that our operating losses will increase in the future, as we expect substantial increases in our costs and expenses in a number of areas, including:

     - marketing and promotion of our company and our services, including building recognition of our brand name;

     - performing our obligations under the outsourcing and operating agreement with Novation;

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

     - the timing and size of future acquisitions;

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

     We offer an online marketplace that aggregates a number of suppliers and purchasers of medical products. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell medical products, supplies and equipment. If buyers and sellers of medical products do not accept our business model, demand for our services may not develop and the price of our common stock would decline. Suppliers and purchasers of medical products could be reluctant to accept our new, unproven approach, which involves new technologies and may not be consistent with their existing internal organization and procurement processes. Suppliers and purchasers may prefer to use traditional methods of selling and buying medical products, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors. In addition, many of the individuals responsible for purchasing medical products do not have ready access to the Internet and may be unwilling to use the Internet to purchase medical products. Even if suppliers and purchasers accept the Internet as a means of selling and buying medical products, they may not accept our online marketplace for conducting this type of business. Instead, they may choose to establish and operate their own websites to purchase or sell new and used medical products. For example, four large suppliers of medical products, Johnson & Johnson, General Electric Medical Systems, Abbott Laboratories and Medtronic recently announced that they are creating a healthcare exchange for the purchase and sale of medical products. Five large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc., McKesson HBOC Inc. and Owens & Minor Inc., have also recently announced that they will form a business-to-business exchange marketplace for the sales of drugs and medical-surgical products, devices and other laboratory products and services. Reluctance of suppliers and purchasers to use our services would seriously harm our business.

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

     We expect to rely on our relationship with Novation to bring buyers and suppliers to our marketplace. Under our outsourcing and operating agreement with Novation, we have agreed to make Novation our exclusive agent for signing up suppliers to participate in our online marketplace, subject to limited exceptions.

Accordingly, we will rely on Novation to attract suppliers to our marketplace and, if Novation is unable to attract a sufficient number of suppliers, the value of our online marketplace to purchasers will be substantially decreased and our business will suffer. In addition, although our outsourcing and operating agreement with Novation provides that Novation will exclusively offer our online marketplace to the healthcare organization participating in its purchasing programs, these healthcare organizations are not obligated to use our services and may use competing services or traditional procurement methods. Accordingly, these purchasers might not choose to use our online marketplace for their purchasing needs. If this were to occur, the value of our online marketplace to suppliers would be substantially decreased and our business will suffer. If the outsourcing and operating agreement were terminated by Novation, our business and financial results could be seriously harmed. The outsourcing agreement may be terminated by Novation in the event of a material breach of our obligations under the agreement or the VHA and UHC stock and warrant transactions are terminated. If the outsourcing and operating agreement were to be terminated by Novation, our business could be seriously harmed. In addition, we will incur significant cost in providing functionality to our online marketplace and in integrating healthcare organizations and suppliers to our online marketplace prior to receiving related transaction fee revenues and may not generate sufficient revenues to offset these costs.

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

WE MAY CONTINUE TO MAKE NEW ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY, PUT A STRAIN ON OUR RESOURCES OR CAUSE DILUTION TO OUR STOCKHOLDERS

     We have acquired technologies and other companies in order to expand our business and the services we offer, and we intend to make similar acquisitions in the future. See "Management's Discussion and Analysis of Financial Condition and Future Operating Results -- Overview" for a summary of our recent acquisitions. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our services if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the acquisitions of GAR, FDI, Pharos, USL and EquipMD, we recorded approximately $9.7, $3.3, $19.5, $6.5 and $125.2 million, respectively, which will be amortized over a period of three to seven years. In addition, we will record significant goodwill in connection with our recent agreement with Novation.

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

     Some participants in our online marketplace are our stockholders or affiliated with our stockholders or have strategic relationships with us. For example, General Electric Medical Systems is entitled to sponsor rooms in our Plan service and has agreed to conduct other activities with us, and an affiliate of General Electric Medical Systems owns shares of our common stock. In addition, VHA and UHC, the owners of Novation, own 46.3 million and 11.3 million shares of our common stock, respectively and warrants to purchase an additional 30.8 million, and 7.5 million shares of our common stock, respectively. These relationships may deter other suppliers, group purchasing organizations or users, particularly those that compete directly with these participants, from participating in our online marketplace due to perceptions of bias in favor of one supplier over another. This could limit the array of products offered on our online marketplace, damage our reputation and limit our ability to maintain or increase our user base.

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

     For example, one of our competitors, medibuy.com, Inc., recently announced its agreement to acquire Premier Health Exchange, including a long-term, exclusive agreement to provide e-commerce services for Premier Purchasing Partners, one of the largest group purchasing organizations in the United States. Ventro, a business-to-business e-commerce company providing supply chain solutions, has formed a joint venture, Broadlane, with Tenet Healthcare, a large owner and operator of hospitals and other healthcare facilities. Broadlane also recently announced a strategic alliance with AmeriNet, a large group purchasing organization. In addition, Columbia/HCA Healthcare, a large owner and operator of hospitals and other healthcare facilities, has formed empactHealth.com to provide an online marketplace for medical products. In addition,

Johnson & Johnson, General Electric Medical Systems, Baxter International, Abbott Laboratories and Medtronic recently announced that they are creating a healthcare exchange for the purchase and sale of medical products. Five large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc., McKesson HBOC Inc. and Owens & Minor Inc., have also recently announced that they will form a business-to-business exchange marketplace for the sales of drugs, and medical-surgical products, devices and other laboratory products and services.

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

     In order to increase the market awareness and the use of our online marketplace by suppliers of medical products, we intend to expand our services internationally. If we fail to execute this strategy, our growth will be limited and our operating results may be harmed. We have limited experience with the healthcare industry outside the U.S. and with marketing our services internationally. Our entry into international markets may require significant management attention and financial resources, which may harm our ability to effectively manage our existing business. Furthermore, entry into some international markets would require us to develop foreign language versions of our services. Accordingly, our planned international expansion may not be successful. We cannot be sure that we will be able to attract purchasers and sellers of medical products in foreign jurisdictions to our online marketplace. In addition, the market for the purchase and sale of medical products in many foreign countries is different from that in the U.S. For example, in many foreign countries, the government or a government-controlled entity is the principal purchaser of medical products. Competitors which have greater local market knowledge may exist or arise in these international markets and impede our ability to successfully expand in these markets. In addition, under our outsourcing and operating agreement with Novation, we and Novation have each agreed that if we want to undertake a new Internet venture in a country other than the United States or in a market not then served by our online marketplace, that each of us will provide the other with advance notice and first offer the other the right to participate in that venture or market in a similar role to that party's role under the outsourcing agreement. Accordingly, we may be unable to quickly enter new countries or markets and we may be limited in our ability to choose a partner other than Novation to serve as a supplier contracting agent in new countries or markets.

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

     We have grown rapidly and will need to continue to grow to execute our business strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998, 269 as of December 31, 1999, and 249 as
of June 30, 2000. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. In addition, we are in the process of substantially upgrading our information systems including our accounting system. We also need to institute new systems such as an auction inventory tracking system. Any failure to successfully upgrade our systems and controls could result in inefficiencies in our business and could cause us to be unable to implement our business plan.

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

     We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, in a letter dated January 14, 2000, Forma Scientific, Inc. notified us that it believes our use of the "Neoforma" and "Neoforma.com" trademarks violates its trademark rights in "Forma" and "Forma Scientific", and that it had filed a complaint in federal court. On May 11, 2000 we were formally served with this complaint. We believe that we have meritorious defenses to Forma Scientific's claims and intend to vigorously defend ourselves in this litigation. If any litigation were to be decided adversely to us, we could be enjoined from future use of the names Neoforma and Neoforma.com and we might be required to pay damages to Forma Scientific.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk:

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in its policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                       FISCAL YEARS
                                     -------------------------------------------------
                                      2000      2001      2002       2003       2004
                                     -------   ------   --------   --------   --------
Cash equivalents and short-term
  investments:
  Fixed rate short-term
     investments...................  $72,159   $1,997
  Average interest rate............     6.55%    6.47%

                                    PART II

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) UNREGISTERED ISSUANCES OF SECURITIES

     We issued 4,374,066 shares of our common stock on April 28, 2000 in connection with the acquisition of EquipMD, Inc. No underwriters were used in the transaction and the recipients of our common stock were the shareholders of the acquired company. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgates under the Securities Act. The shareholders of the acquired companies made certain representations to the Company as to investment intent, that they possessed a sufficient level of financial sophistication and that they received information about the Company. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

     (d) USE OF PROCEEDS

     The Company sold 8,050,000 shares of its common stock on January 24, 2000, pursuant to a Registration Statement on Form S-1 (Registration No. 333-89077), which was declared effective by the Securities and Exchange Commission on January 24, 2000 (the "Effective Date"). The managing underwriters of the offering were Merrill Lynch & Co., Bear, Stearns & Co. Inc., Robertson Stephens and William Blair & Company. The aggregate gross proceeds of the offering were $104.7 million. The Company's total expenses in connection with the offering were approximately $9.3 million, of which approximately $7.3 million was for underwriting discounts and commissions and approximately $2.0 million was for other expenses paid to persons other than directors or officers of the Company or persons owning more than 10 percent of any class of equity securities of Neoforma. The Company's net proceeds from the offering were approximately $95.4 million. From the Effective Date through June 30, 2000, the Company used approximately $55.0 million of the net proceeds primarily to fund operating losses and working capital requirements. As of June 30, 2000, the Company had approximately $40.4 million of net proceeds remaining, and pending use of the proceeds, the Company intends to invest such proceeds primarily in high-quality corporate and government debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

        27.1   --  Financial Data Schedule

     B.  REPORTS ON FORM 8-K

     The Company filed a Form 8-K on April 3, 2000 to report that on March 24, 2000 it had entered into an Agreement and Plan of Merger to acquire all of the outstanding capital stock and options of EquipMD, Inc. for approximately 5.4 million shares of the Company's common stock.

     The Company filed a Form 8-K on April 4, 2000 to report the following:

          (i) That on March 30, 2000 it had entered into an Agreement and Plan of Merger to merge with and into Eclipsys Corporation. In the Eclipsys merger, each outstanding share of Eclipsys common stock was to be exchanged for 1.344 shares of Neoforma common stock, and options to purchase Eclipsys common stock were to be exchanged for options to purchase shares of Neoforma common stock according to the exchange ratio;

          (ii) That on March 30, 2000 it had entered into an Agreement and Plan of Merger with HEALTHvision, Inc. Subject to the terms and conditions of the merger agreement, immediately following the consummation of the Eclipsys merger, HEALTHvision would merge with and into Eclipsys, which would then be a wholly-owned subsidiary of Neoforma. In the HEALTHvision merger, each outstanding share of HEALTHvision Series A Convertible Participating Preferred Stock would be exchanged for 2.0801825 shares of Neoforma common stock, each outstanding share of HEALTHvision Series B Convertible Preferred Stock will be exchanged for 1.776 shares of Neoforma common stock, each outstanding share of HEALTHvision common stock will be exchanged for 0.444 shares of Neoforma common stock, and options to purchase HEALTHvision common stock would be exchanged for options to purchase shares of Neoforma common stock according to the common stock exchange ratio;

          (iii) That on March 30, 2000, Neoforma, Novation LLC, VHA Inc., University Healthsystem Consortium ("UHC"), and Healthcare Purchasing Partners International, LLC ("HPPI"), entered into an Outsourcing and Operating Agreement (the "Novation Operating Agreement"), under which, subject to the terms and conditions of the Novation Operating Agreement, each of Novation, VHA, UHC and HPPI agree to exclusively use and promote to their member healthcare organizations Neoforma's internet-based exchange for the purchase and sale of medical equipment, supplies and other products and services. The term of the Novation Operating Agreement is ten years, subject to termination or extension in accordance with its terms. Under the Novation Operating Agreement, Neoforma will appoint Novation as Neoforma's exclusive agent for soliciting suppliers of such products and services on Neoforma's behalf. In connection with the Novation Operating Agreement, Neoforma entered into Common Stock and Warrant Agreements (the "VHA Stock and Warrant Agreement" and "UHC Stock and Warrant Agreement," respectively, and together with the Novation Operating Agreement, the "Novation Documents") with each of VHA and UHC, Novation's member organizations, pursuant to which, and subject to the terms and conditions of such agreements, Neoforma would issue to VHA 38.3 million shares and warrants to purchase an additional 14.2 million shares of Neoforma common stock, and Neoforma would issue to UHC 9.2 million shares and a warrant to purchase an additional 1.5 million shares of Neoforma common stock.

          (iv) That upon consummation of the Eclipsys Merger, the Healthvision Merger and the transactions contemplated by the Novation Documents, Neoforma would take all action necessary to increase the size of the Neoforma board of directors to nine, and appoint three directors nominated by Eclipsys, including Harvey J. Wilson, the Chairman and CEO of Eclipsys, one director nominated by HEALTHvision, and one director nominated by VHA to the Neoforma board. Following consummation of the transactions, Harvey
     J. Wilson would become Chairman of the Neoforma board of directors and Robert Zollars would continue as Chief Executive Officer and President of Neoforma.

     The Company filed a Form 8-K on May 3, 2000 to report that on April 28, 2000, it had completed the acquisition of EquipMD, Inc. Under the terms of the acquisition agreement, EquipMD's shareholders received an aggregate of 4,374,066 shares of the Company's common stock, and EquipMD's optionholders received the right to purchase 1,075,502 shares of the Company's common stock pursuant to the EquipMD options that were assumed.

     The Company filed a Form 8-K on May 31, 2000 to report the following:

          (i) That on May 24, 2000, the Company, Eclipsys Corporation ("Eclipsys"), HEALTHvision, Inc. ("Healthvision"), Novation LLC ("Novation"), VHA Inc. ("VHA"), University HealthSystem Consortium ("UHC") and Healthcare Purchasing Partners International, LLC ("HPPI") entered into a Termination Agreement, that, among other things, terminated the Agreement and Plan of Merger, dated March 30, 2000, among Neoforma, Merger Sub and Eclipsys, and the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and HEALTHvision.

          (ii) That on May 24, 2000, Neoforma, Novation, VHA, UHC and HPPI agreed to amend and restate the Outsourcing and Operating Agreement among them dated March 30, 2000 to, among other things, reflect the termination of Neoforma's prospective mergers with Eclipsys and HEALTHvision.

          (iii) That on May 24, 2000, in connection with the amendment and restatement of the Outsourcing and Operating Agreement and the termination of the mergers, Neoforma and VHA, and Neoforma and UHC, respectively, agreed to amend and restate the Common Stock and Warrant Agreements between them dated March 30, 2000. Under the terms of the amended and restated agreement with VHA, Neoforma will issue to VHA 46,267,530 shares of Neoforma common stock, and a warrant to purchase an additional 30,845,020 shares of Neoforma common stock subject to vesting upon the achievement of performance criteria. Under the terms of the amended and restated agreement with UHC, Neoforma will issue to UHC 11,279,150 shares of Neoforma common stock, and a warrant to purchase an additional 7,519,436 shares of Neoforma common stock subject to vesting upon the achievement of performance criteria. The exercise price of the warrants is $0.01. The amended and restated stock and warrant agreements also provide for VHA designees to fill two of the seven seats on Neoforma's Board of Directors, and require that, subject to exceptions, VHA will vote any Neoforma stock it owns in excess of 20% of outstanding Neoforma stock in the same proportion as all other stockholders, and UHC will vote any Neoforma stock it owns in excess of 9% of outstanding Neoforma stock in the same proportion as all other stockholders. In the amended and restated stock and warrant agreements, VHA and UHC also agreed to other restrictions on their acquisition and transfer of Neoforma stock.

          (iv) That on May 25, 2000, Neoforma also announced a reorganization of its operating structure, changes in its executive management and a reduction in workforce of approximately 80 individuals.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEOFORMA.COM, INC.

                                          By   /s/ FREDERICK J. RUEGSEGGER
                                            ------------------------------------
                                                  Frederick J. Ruegsegger
                                                Chief Financial Officer and
                                                          Secretary
Date: August 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
 27.1    --  Financial Data Schedule