Form 10-Q
period 2000-09-30
NEOFORMA COM INC
filed 2000-11-14
CIK 1096219

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At November 10, 2000, there were 156,718,612 outstanding shares of our common stock, $.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NEOFORMA.COM, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION
     Item 1.  Financial Statements
              Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 1999...........................................     3
              Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 2000 and 1999....................     4
              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999...........................     5
              Notes to Unaudited Consolidated Financial Statements........     7
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    16
     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk........................................................    38

PART II.      OTHER INFORMATION
     Item 1.  Legal Proceedings...........................................    39
     Item 2.  Changes in Securities and Use of Proceeds...................    39
     Item 3.  Defaults Upon Senior Securities.............................    39
     Item 4.  Submission of Matters to a Vote of Security Holders.........    39
     Item 5.  Other Information...........................................    40
     Item 6.  Exhibits and Reports on Form 8-K............................    40

SIGNATURES................................................................    41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NEOFORMA.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 25,292       $  45,951
  Short-term investments....................................      21,483           4,527
  Accounts receivable, net of allowance for doubtful
    accounts of $4 and $233, respectively...................         151           1,788
  Unbilled revenue..........................................          --             943
  Inventory.................................................          --           1,095
  Prepaid expenses and other current assets.................       2,226           2,345
  Deferred debt costs, current portion......................         413             413
                                                                --------       ---------
        Total current assets................................      49,565          57,062
                                                                --------       ---------
LONG-TERM INVESTMENTS.......................................       2,027           2,003
PROPERTY AND EQUIPMENT, net.................................       8,771          21,822
INTANGIBLES.................................................      12,319         149,263
CAPITALIZED PARTNERSHIP COSTS...............................          --         312,584
NON-MARKETABLE INVESTMENTS..................................       2,500           8,000
OTHER ASSETS................................................       1,585             936
DEFERRED DEBT COSTS, less current portion...................         602             287
                                                                --------       ---------
        Total assets........................................    $ 77,369       $ 551,957
                                                                ========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable, current portion............................    $  3,360       $   9,170
  Accounts payable..........................................       7,123          12,771
  Accrued payroll...........................................       1,410           2,750
  Other accrued liabilities.................................         685           1,105
  Deferred revenue..........................................          99             971
                                                                --------       ---------
        Total current liabilities...........................      12,677          26,767
                                                                --------       ---------
NOTES PAYABLE, less current portion.........................       7,743           7,718
                                                                --------       ---------
COMMITMENTS
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series C --
    Authorized -- 5,110 shares
    Issued and outstanding: 5,065 shares at December 31,
     1999 and none at September 30, 2000; par
     value -- $0.001; liquidation preference -- $3,900 at
     December 31, 1999......................................       3,884              --
                                                                --------       ---------
  Series D --
    Authorized -- 10,573 shares
    Issued and outstanding: 10,196 shares at December 31,
     1999 and none at September 30, 2000; par value $0.001;
     liquidation preference -- $12,032 at December 31,
     1999...................................................      11,986              --
                                                                --------       ---------
  Series E and E-1 --
    Authorized -- 13,204 shares
    Issued and outstanding: 12,870 shares at December 31,
     1999 and none at September 30, 2000; par
     value -- $0.001; liquidation preference -- $73,102 at
     December 31, 1999......................................      72,942              --
                                                                --------       ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A -- convertible preferred stock
    Authorized -- 9,000 shares
    Issued and outstanding: 9,000 shares at December 31,
     1999 and none at September 30, 2000; par
     value -- $0.001; liquidation preference -- $2,250 at
     December 31, 1999......................................           9              --
  Series B -- convertible preferred stock
    Authorized -- 2,860 shares
    Issued and outstanding: 2,860 shares at December 31,
     1999 and none at September 30, 2000;
      par value -- $0.001; liquidation preference -- $1,430
     at December 31, 1999...................................           3              --
  Common Stock $0.001 par value:
    Authorized -- 200,000 shares at September 30, 2000
    Issued and outstanding: 14,407 shares at December 31,
     1999 and 126,600 at September 30, 2000.................          14             127
Warrants....................................................       3,621          27,858
Additional paid-in capital..................................      76,216         734,442
Notes receivable from stockholders..........................      (8,245)         (7,753)
Deferred compensation.......................................     (47,388)        (42,076)
Unrealized loss on available-for-sale securities............         (40)            (11)
Accumulated deficit.........................................     (56,053)       (195,115)
                                                                --------       ---------
        Total stockholders' equity (deficit)................     (31,863)        517,472
                                                                --------       ---------
        Total liabilities and stockholders' equity
        (deficit)...........................................    $ 77,369       $ 551,957
                                                                ========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NEOFORMA.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         QUARTERS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   --------------------
                                                         1999       2000       1999       2000
                                                       --------   --------   --------   ---------
REVENUE:
  Sales of used equipment............................  $     --   $  2,738   $     --   $   3,306
  Transaction fees...................................       451        633        451       1,879
  Services...........................................        --        485         --         943
  Website sponsorship fees and other.................         6        870         13       2,044
                                                       --------   --------   --------   ---------
          Total revenue..............................       457      4,726        464       8,172
OPERATING EXPENSES:
  Cost of used equipment sold........................        --      2,398         --       2,562
  Cost of services(1)................................        --      2,491         --       3,259
  Operations(2)......................................     1,080      3,023      2,399       8,796
  Product development(3).............................     1,753      6,045      4,321      16,213
  Selling and marketing(4)...........................     2,714      8,231      5,096      30,235
  General and administrative(5)......................     4,221      2,678      5,812       9,481
  Amortization of intangibles........................       230      8,149        230      17,546
  Amortization of deferred compensation..............     5,355      7,889      5,662      27,368
  Amortization of partnership costs..................        --     10,847         --      10,847
  Amortization of warrants issued to VHA and UHC.....        --      1,111         --       1,111
  Cost of warrant issued to recruiter................     2,364         --      2,364          --
  Write off of acquired in-process research and
     development.....................................        --         --         --      18,000
  Abandoned acquisition costs........................        --         --         --       2,742
  Restructuring......................................        --         --         --       2,100
                                                       --------   --------   --------   ---------
          Total operating expenses...................    17,717     52,862     25,884     150,260
                                                       --------   --------   --------   ---------
          Loss from operations.......................   (17,260)   (48,136)   (25,420)   (142,088)
OTHER INCOME (EXPENSE):
  Interest income....................................        45        938        173       3,904
  Interest expense...................................      (242)      (345)      (337)       (896)
  Other income (expense).............................       (30)        21        (30)         21
                                                       --------   --------   --------   ---------
          Net loss...................................  $(17,487)  $(47,522)  $(25,614)  $(139,059)
                                                       ========   ========   ========   =========
NET LOSS PER SHARE:
  Basic and diluted..................................  $  (5.22)  $  (0.46)  $ (14.20)  $   (2.05)
                                                       ========   ========   ========   =========
  Weighted average shares -- basic and diluted.......     3,353    103,919      1,804      67,886
                                                       ========   ========   ========   =========
PRO FORMA NET LOSS PER SHARE:
  Basic and diluted..................................  $  (0.57)  $  (0.46)  $  (0.94)  $   (1.95)
                                                       ========   ========   ========   =========
  Weighted-average shares -- basic and diluted.......    30,474    103,919     27,225      71,402
                                                       ========   ========   ========   =========

---------------
(1) Excludes amortization of stock-based compensation of none, $268, none and $398 for the quarters and nine months ended September 30, 1999 and 2000, respectively.

(2) Excludes amortization of stock-based compensation of $156, $146, $164 and $1,464 for the quarters and nine months ended September 30, 1999 and 2000, respectively.

(3) Excludes amortization of stock-based compensation of $343, $358, $416 and $2,448 for the quarters and nine months ended September 30, 1999 and 2000, respectively.

(4) Excludes amortization of stock-based compensation of $743, $4,519, $896 and $11,709 for the quarters and nine months ended September 30, 1999 and 2000, respectively.

(5) Excludes amortization of stock-based compensation of $4,113, $2,598, $4,186 and $11,349 for the quarters and nine months ended September 30, 1999 and 2000, respectively.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NEOFORMA.COM, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(25,614)   $(139,059)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
  Amortization resulting from issuance of Series E preferred
    stock in connection with prepaid consulting services....        --          670
  Common stock issued in connection with consulting
    services................................................         7           --
  Valuation of common stock options issued in connection
    with consulting services................................       644          212
  Valuation of warrants to purchase common stock in exchange
    for consulting services.................................        --           67
  Write off of acquired in-process research and
    development.............................................        --       18,000
  Depreciation and amortization of property and equipment...       417        5,936
  Amortization of intangibles...............................       230       17,546
  Amortization of partnership costs.........................        --       10,847
  Amortization of warrants issued to VHA and UHC............        --        1,111
  Amortization of deferred compensation.....................     5,662       27,368
  Cost of warrant issued to recruiter.......................     2,364           --
  Amortization of deferred debt costs.......................       133          315
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net................................      (277)      (1,375)
    Unbilled revenue........................................        --         (943)
    Inventory...............................................        --       (1,095)
    Prepaid expenses and other assets.......................      (650)         166
    Accounts payable........................................     3,866        5,179
    Accrued liabilities and accrued payroll.................     2,794        1,127
    Deferred revenue........................................        --           71
                                                              --------    ---------
      Net cash used in operating activities.................   (10,424)     (53,857)
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments.......................        --       (1,658)
  Sale of marketable investments............................        --       18,873
  Cash paid for the acquisition of Pharos Technologies, Inc,
    net of cash acquired....................................        --         (669)
  Cash paid for the acquisition of US Lifeline, Inc, net of
    cash acquired...........................................        --       (3,772)
  Cash paid for the acquisition of EquipMD, Inc, net of cash
    acquired................................................        --       (3,908)
  Cash paid for the acquisition of General Asset Recovery,
    LLC, net of cash acquired...............................    (1,800)          --
  Purchase of non-marketable investments....................        --       (5,500)
  Cash paid for costs related to establishing
    partnerships............................................        --       (9,000)
  Cash paid on note issued in connection with the
    acquisition of General Asset Recovery, Inc..............      (184)      (1,238)
  Purchases of property and equipment.......................    (3,411)     (18,955)
                                                              --------    ---------
      Net cash used in investing activities.................    (5,395)     (25,827)
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of notes payable...............     3,741        6,000
  Repayments of notes payable...............................      (146)      (1,505)
  Proceeds from the issuance of Series D mandatorily
    redeemable convertible preferred stock, net of issuance
    costs...................................................    11,986           --
  Cash received related to options exercised, net of
    repurchases.............................................        10           98
  Repayments of notes receivable from stockholders..........        --           75
  Proceeds from the issuance of common stock under the
    employee stock purchase plan............................        --          641
  Common stock repurchased, net of cancellation of notes
    receivable issued to common stockholders................        --         (294)
  Proceeds from the issuance of common stock, net of notes
    receivable issued to common stockholders................        71       95,328
                                                              --------    ---------
      Net cash provided by financing activities.............    15,662      100,343
                                                              --------    ---------
      Net increase in cash and cash equivalents.............      (157)      20,659
CASH AND CASH EQUIVALENTS, beginning of period..............       812       25,292
                                                              --------    ---------
CASH AND CASH EQUIVALENTS, end of period....................  $    655    $  45,951
                                                              ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for interest..................  $    204    $     601
                                                              ========    =========

                               NEOFORMA.COM, INC

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of preferred stock to common stock.............  $     --    $  88,824
                                                              ========    =========
  Issuance of warrants to purchase common stock.............  $  2,364    $  24,170
                                                              ========    =========
  Issuance of warrants to purchase mandatorily redeemable
    convertible preferred stock.............................  $  1,240    $      --
                                                              ========    =========
  Issuance of note payable to related party in connection
    with acquisition of General Asset Recovery, LLC.........  $  7,800    $      --
                                                              ========    =========
  Issuance of note payable to related party in connection
    with acquisition of Pharos Technologies, Inc............  $     --    $  22,000
                                                              ========    =========
  Issuance of common stock in connection with the
    acquisition of US Lifeline, Inc.........................  $     --    $   2,769
                                                              ========    =========
  Issuance of common stock in connection with the
    acquisition of EquipMD, Inc.............................  $     --    $ 133,615
                                                              ========    =========
  Notes receivable from common stockholders.................  $     --    $   1,750
                                                              ========    =========
  Notes receivable from common stockholders cancelled in
    repurchase of common shares.............................  $     --    $  (2,242)
                                                              ========    =========
  Issuance of common stock in connection with partnership
    agreements..............................................  $     --    $ 291,330
                                                              ========    =========

  The accompanying notes are an integral part of these consolidated financial statements

                               NEOFORMA.COM, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Neoforma.com, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in the Company's Amended Annual Report filed on Form 10-K/A with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries General Asset Recovery, LLC ("GAR"), Pharos Technologies, Inc. ("Pharos"), U.S. Lifeline, Inc. ("USL") and EquipMD, Inc. ("EquipMD"). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS

     The Company had investments of $46.0 million and $46.2 million as of December 31, 1999 and September 30, 2000, respectively. Investments classified as cash equivalents amounted to approximately $22.5 million and $39.6 million at December 31, 1999 and September 30, 2000, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

     The amortized costs, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

                                                            AS OF SEPTEMBER 30, 2000
                                                     --------------------------------------
                                                                                UNREALIZED
                                                     AMORTIZED    AGGREGATE       HOLDING
                                                       COST       FAIR VALUE       LOSS
                                                     ---------    ----------    -----------
Debt securities issued by states of the United
  States and political subdivisions of the
  states...........................................   $14,200      $14,200         $ --
Corporate debt securities..........................    31,966       31,955          (11)
                                                      -------      -------         ----
                                                      $46,166      $46,155         $(11)
                                                      =======      =======         ====

                                                            AS OF DECEMBER 31, 1999
                                                     --------------------------------------
                                                                                UNREALIZED
                                                     AMORTIZED    AGGREGATE       HOLDING
                                                       COST       FAIR VALUE       LOSS
                                                     ---------    ----------    -----------
Debt securities issued by states of the United
  States and political subdivisions of the
  states...........................................   $ 3,500      $ 3,500         $ --
Corporate debt securities..........................    42,526       42,486          (40)
                                                      -------      -------         ----
                                                      $46,026      $45,986         $(40)
                                                      =======      =======         ====

                               NEOFORMA.COM, INC.

INTANGIBLES

     Intangibles consist of acquired assembled work force, customer lists, acquired software, developed technology and goodwill which represent the amount of the purchase price in excess of the fair value of the tangible net assets, in the acquisitions of GAR, FDI Information Resources, LLC ("FDI"), Pharos, USL, EquipMD and NCL. (See Note 3). The intangibles are amortized on a straight-line basis over a period of 3 to 7 years. Intangibles are evaluated quarterly for impairment and written down to net-realizable value, if necessary. No impairment has been recorded to date.

     Intangible assets include the following (in thousands):

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1999            2000
                                                             ------------    -------------
Assembled work force.......................................    $   240         $    340
Software...................................................        600              600
Developed technology.......................................         --            3,000
Customer lists.............................................         --           19,000
Goodwill...................................................     12,194          144,565
                                                               -------         --------
                                                                13,034          167,505
                                                               -------         --------
Less: Accumulated amortization.............................       (715)         (18,242)
                                                               -------         --------
                                                               $12,319         $149,263
                                                               =======         ========

CAPITALIZED PARTNERSHIP COSTS

     Capitalized Partnership Costs consists primarily of capitalized charges related to the issuances of common stock and warrants in connection with a partnership agreement entered into by the Company during the quarter ended September 30, 2000. Additionally, certain direct costs associated with the completion of that agreement have been capitalized in this account as well. See
Note 9 for further discussion of both the agreement and the related costs that have been capitalized.

NON-MARKETABLE INVESTMENTS

     In December 1999, the Company purchased 526,250 shares of common stock of CarePortal.com, LLC ("CarePortal"), formerly known as IntraMedix, LLC ("IntraMedix"), a privately held corporation, in exchange for $2.5 million. CarePortal is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. The Company accounts for this investment using the cost method. CarePortal is a related party to GeriMedix, a supplier with which the Company has an agreement to perform e-Commerce services. On May 26, 2000, the Company issued a 30-day note receivable to CarePortal in the amount of $1.0 million, evidenced by a promissory note bearing interest at a rate of 8% per annum. On August 8, 2000 the Company exercised its option to convert the promissory note into shares of CarePortal common stock. As of that date, the Company also invested an additional $1.5 million in CarePortal in exchange for common stock. As of September 30, 2000, the Company owned a total of 983,874 shares of CarePortal common stock, representing an ownership percentage of 9.0% of the total outstanding common stock of CarePortal as of that date.

     In March 2000, the Company purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc. ("Pointshare"), a privately held corporation, in exchange for $3.0 million. Pointshare is a company that provides on-line business-to-business administrative services to healthcare communities. The Company's ownership represents approximately 2% of the Pointshare common shares outstanding, assuming a 1:1 conversion ratio of preferred stock to common stock. The Company accounts for this investment using the cost method.

                               NEOFORMA.COM, INC.

NOTES RECEIVABLE

     In November 1999, the Company issued a note receivable to Pharos in the amount of $500,000. Subsequent to December 31, 1999, the Company acquired Pharos (see Note 3.) As part of its consideration for the acquisition, in accordance with the terms of the note, the Company forgave the entire principal amount together with any accrued interest. As of December 31, 1999, the note receivable was included in other assets in the accompanying financial statements.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There were no components of comprehensive income for the quarter ended September 30, 1999. The components of comprehensive income for the quarters and nine months ended September 30, 1999 and 2000 were as follows (in thousands):

                                    QUARTER ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                 --------------------    ---------------------
                                   1999        2000        1999        2000
                                 --------    --------    --------    ---------
Net loss.......................  $(17,487)   $(47,522)   $(25,614)   $(139,059)
Net gain (loss) on
  available-for-sale
  securities...................        --         (11)         --           29
                                 --------    --------    --------    ---------
Comprehensive loss.............  $(17,487)   $(47,533)   $(25,614)   $ 139,030
                                 ========    ========    ========    =========

SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the nine months ended September 30, 1999 and 2000, the Company operated in a single business segment providing e-commerce content to healthcare professionals in the medical products, supplies and equipment industry. For the nine months ended September 30, 2000, the Company generated revenues of $1.2 million, $4.4 million, $1.6 million and $0.9 million from transaction fees, sales of used equipment and website sponsorship fees associated with Shop, Auction, Plan and Services Delivery, respectively. The direct cost of revenues incurred by the Company over the same period was none, $2.6 million, none and $2.8 million, respectively. Through September 30, 2000, foreign operations have not been significant in either revenue or investment in long-lived assets.

BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive security is excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of potential shares excluded from the diluted loss per share calculation relating to these securities was approximately 2.6 million and 22.2 million for the nine months ended September 30, 1999 and 2000, respectively.

     Pro forma basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the automatic conversion of outstanding shares

                               NEOFORMA.COM, INC.

of convertible preferred stock, which occurred upon the closing of the Company's initial public offering in January 2000.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share for the quarter and nine months ended September 30, 1999 and 2000 (in thousands, except per share amounts):

                                                    QUARTER ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   1999        2000        1999        2000
                                                 --------    --------    --------    ---------
Net loss.......................................  $(17,847)   $(47,522)   $(25,614)   $(139,059)
                                                 ========    ========    ========    =========
Basic and diluted:
  Weighted average shares of common stock
     outstanding...............................     7,499     110,491       3,261       74,420
  Less: Weighted average shares of common stock
     subject to repurchase.....................    (3,946)     (6,572)     (1,457)      (6,534)
                                                 --------    --------    --------    ---------
  Weighted average shares used in computing
     basic and diluted net loss per share......     3,553     103,919       1,804       67,886
                                                 ========    ========    ========    =========
  Basic and diluted net loss per common
     share.....................................  $  (5.22)   $  (0.46)   $ (14.20)   $   (2.05)
                                                 ========    ========    ========    =========
Pro forma:
  Net loss.....................................  $(17,847)   $(47,522)   $(25,614)   $(139,059)
                                                 ========    ========    ========    =========
Shares used above..............................     3,553     103,919       1,804       67,886
Pro forma adjustment to reflect weighted
  average effect of assumed conversion of
  convertible preferred stock..................    26,921          --      25,421        3,516
                                                 --------    --------    --------    ---------
Weighted average shares used in computing pro
  forma basic and diluted net loss per share...    30,474     103,919      27,225       71,402
                                                 --------    --------    --------    ---------
Pro forma basic and diluted net loss per
  share........................................  $  (0.57)   $  (0.46)   $  (0.94)   $   (1.95)
                                                 ========    ========    ========    =========

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

     The total purchase price of approximately $22.8 million, consisted of approximately 2.0 million shares of common stock valued at $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 were subject to repurchase rights which lapse over the vesting period of the original terms of the shares, which specify a vesting period of four years. As of September 30, 2000, approximately 370,000 of these shares were subject to repurchase. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million was allocated to tangible assets, acquired in-process research and development, developed technology, and goodwill, respectively. The acquired in-process research and development was expensed upon consummation of the acquisition. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of three years. The goodwill will be amortized over an estimated useful life of five years.

     In March 2000, the Company acquired USL, a healthcare content company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the

                               NEOFORMA.COM, INC.

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

     The total purchase price of approximately $141.7 million consisted of approximately 4.4 million shares of the Company common stock valued at approximately $126.4 million, 269,000 vested options valued at approximately $7.2 million and estimated assumed liabilities and acquisition costs of $8.1 million. In addition, the Company assumed approximately 807,000 unvested options. In the initial allocation of the purchase price, $1.5 million, $100,000, $19.0 million $106.1 million and $15.0 million was allocated to tangible assets, assembled workforce, customer lists, goodwill and acquired in process research and development, respectively. The intangible assets will be amortized over an estimated useful life of five years.

     In July 2000, the Company acquired certain assets of National Content Liquidators, Inc. ("NCL"), an asset management company focused on healthcare facility liquidations and the resale of used medical products. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $3.2 million consisted of approximately 300,000 shares of common stock valued at $2.2 million, $500,000 in cash and $500,000 in notes payable to the principals of NCL. In the initial allocation of the purchase price, the full $3.2 million was allocated to goodwill as there were no material tangible assets acquired. The goodwill will be amortized over an estimate useful life of 7 years.

     The unaudited pro forma results of operations of the Company, GAR, FDI, Pharos, USL, EquipMD and NCL for the nine months ended September 30, 1999 and 2000, assuming the acquisitions took place at the beginning of the respective period, are as follows (in thousands, except per share amounts):

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
Revenue.....................................................  $  3,807    $  10,000
                                                              ========    =========
Net loss....................................................  $(52,712)   $(149,039)
                                                              ========    =========
Basic and diluted net loss per share........................  $  (5.91)   $   (2.12)
                                                              ========    =========

 4. LOANS AND NOTES PAYABLE

     In June 1998, the Company entered into a $750,000 secured credit facility with a bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, the Company converted $433,000 of outstanding equipment loans into a term loan due July 2000. In December 1999, the Company repaid the $225,000 term loan. In July 2000, the Company repaid the borrowings of approximately $404,000 under the equipment loan in full. In consideration for this credit facility, the Company granted the bank a warrant to purchase 45,000 shares of Series C preferred stock at an exercise price of $0.77 per share. In July 1999, in consideration for the conversion of the equipment loan to a term loan and the release of the security interest in equipment, the

                               NEOFORMA.COM, INC.

Company granted the bank a warrant to purchase 10,000 shares of Series D preferred stock at an exercise price of $1.18 per share.

     In May 1999, the Company entered into a subordinated loan agreement (the "loan agreement") with a lender under which it can borrow up to $2.0 million. The loan agreement bears interest at 12.5% and expires in July 2002. At September 30, 2000, there were borrowings of approximately $1.3 million outstanding under the loan agreement. The loan agreement is collateralized by all of the assets of the Company. In addition, a warrant to purchase 228,813 shares of Series D preferred stock at an exercise price of $1.18 per share was issued in conjunction with the loan agreement.

     In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Hardware amounts bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Software amounts bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased secures this facility. In connection with this facility, the Company issued the lender a warrant to purchase 137,711 shares of our Series D preferred stock at $1.18 per share. At September 30, 2000, the principal balance outstanding under the facility was $1.6 million.

     As part of the purchase price of GAR, the Company issued in August 1999 a promissory note payable to an owner of GAR in the amount of $7.8 million. The note bears interest at 7% per annum and is payable in 60 monthly installments of scheduled principal amounts plus interest. At September 30, 2000 the remaining principal balance was approximately $5.5 million.

     As part of the purchase of EquipMD, the Company assumed the balance on a line of credit. The maximum borrowings allowed under the agreement are $300,000 of which none was available at September 30, 2000.

     As part of the purchase of EquipMD, the Company assumed a note payable in the amount of $1.7 million which is related to EquipMD's purchase of Central Point Services, LLC. The note bears interest at 7.5% per annum and is payable in eight quarterly installments of $62,578, at which time the unpaid principal balance and accrued interest become due and payable. At September 30, 2000, the remaining principal balance was $1.5 million. According to the provisions of the note, a payment amounting to $250,000 on the note was due upon change of control. As a result of the purchase of EquipMD by the Company (see Note 3), under the change of control provisions, the Company made a $250,000 payment in July 2000.

     In July 2000, the Company entered into a promissory note with its investment bankers in the amount of $6.0 million. The note is payable in 4 quarterly payments of $1.5 million, commencing on January 1, 2001. At September 30, 2000 the remaining balance on the note was $6.0 million.

     In July 2000, as part of the acquisition of NCL, the Company issued a promissory note to each of the four principals of NCL in the amount of $62,500 each. The notes are payable in 24 equal monthly installments, commencing on August 15, 2000. As of September 30, 2000, the balance of these notes in total was $229,000. In addition, the Company also agreed to pay $250,000 two years from the closing date of the acquisition, on July 14, 2002. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of September 30, 2000, no payments have been made against this commitment.

 5. LITIGATION

     On January 14, 2000, Forma Scientific, Inc. notified the Company that it believes the Company's use of "Neoforma" and "Neoforma.com" violates its trademark rights in "Forma" and "Forma Scientific" and that

                               NEOFORMA.COM, INC.

it had filed complaint in federal court. On May 11, 2000, the Company was formally served with the complaint entitled Forma Scientific, Inc. v. Neoforma.com, Inc., Docket No. C200-0045, U.S. District Court, Southern District of Ohio, Eastern Division of Columbus, alleging trademark infringement. On September 12, 2000, the Company entered into a settlement agreement under which the Company agreed to modify its logo so that the mark NEOFORMA is presented to viewers as one word without any form of distinction separating the NEO portion of the mark from the FORMA portion of the mark.

     On October 30, 2000, the Company was formally served with a complaint entitled Healthworks, Inc. against Neoforma.com, Inc., and Jeffrey H. Kleck, Index No. 604682-00, Supreme Court of the State of New York, County of New York. The complaint indicated that Healthworks, Inc. ("Healthworks") had filed suit against the Company seeking relief of its obligations under two contracts between itself and the Company. Healthworks alleges that the Company failed to fulfill its obligations under the Basic Commerce Agreement and Letter of Intent (the "Basic Agreement"), and is thus in breach of the agreement. Further, Healthworks is claiming that the Consulting Services and Capital Equipment Purchasing Agreement (the "Consulting Agreement") was obtained via fraudulent means, and, as a result, should be rescinded. The Company believes that Healthworks' case is without merit, and plans to vigorously defend this action. The Company does not believe this litigation will have a material impact on its financial statements.

     On October 30, 2000 the Company filed a complaint for breach of contract entitled Neoforma.com, Inc. v. Continuum Health Partners, Inc. and Healthworks, Inc., in the Superior Court of the State of California, County of Santa Clara. The complaint indicates that Healthworks and Continuum Health Partners, Inc. ("Continuum") are in breach of both the Basic Agreement and the Consulting Agreement, both of which were entered into by Healthworks acting as an agent for Continuum. The Complaint indicates that the breach was created by Healthworks' and Continuum's refusal to pay amounts due to the Company under the agreements, despite the fact that the Company had performed on its obligations under those agreements. The Company is seeking compensatory damages in excess of $1.0 million.

 6. STOCKHOLDERS' EQUITY

COMMON STOCK

     In January 2000, the Company completed its initial public offering of 8,050,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters' discounts and commissions of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED STOCK

     Upon completion of the Company's initial public offering in January 2000, all outstanding shares of convertible preferred stock were converted into common stock.

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

                               NEOFORMA.COM, INC.

 8. DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, the Company recorded deferred compensation of approximately $65.2 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided; however, the method results in a front-loading of the compensation expense. Based on the above assumptions, the weighted average fair values per share of options granted were $0.29, $3.81 and $9.15 for the years ended December 31, 1998 and 1999 and for the period from January 1, 2000 to January 24, 2000 (the date of the Company's initial public offering), respectively. In May 2000, the Company decreased deferred compensation by approximately $5.1 million as a result of a reduction in workforce related to restructuring activities. The Company recorded amortization of deferred compensation of $4.9 million during the quarter ended September 30, 2000.

     In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, the Company recorded deferred compensation of approximately $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Based on the above assumptions, the weighted-average fair values per share of options assumed was $31.50. The Company recorded amortization of deferred compensation related to these options of $3.0 million during the quarter ended September 30, 2000.

 9. RELATED PARTY TRANSACTIONS

     On July 26, 2000 the Company's shareholders voted to approve the amended "Outsourcing and Operating Agreement" (the "Agreement") entered into between the Company and Novation LLC ("Novation"), VHA Inc. ("VHA"), University HealthSystem Consortium ("UHC"), and Healthcare Purchasing Partners International LLC ("HPPI") on May 24, 2000. Under the terms of the Agreement, the Company will develop and manage an e-commerce marketplace (the "Marketplace") to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation will serve as a contracting agent for the Company by recruiting, contracting and managing relationships with healthcare equipment manufacturers and service suppliers on the Company's behalf. VHA and UHC will provide marketing support for the Marketplace, guarantee Novation's obligations under the Agreement and will enter into certain exclusivity provisions contained in the Agreement.

     In consideration for the services to be rendered, the Company issued Warrants to VHA and UHC to purchase up to 30,845,020 shares and 7,519,436 shares, respectively, of the Company's common stock, at an exercise price of $0.01 per share. Vesting on the warrants is performance based, and is driven by historical gross purchasing levels of VHA and UHC member healthcare organizations, which enter into commerce agreements with the Company to use the Marketplace. Additionally, Neoforma issued to VHA and UHC 42,267,530 shares and 11,279,150 shares, respectively, of the Company's common stock subject to certain voting restrictions.

     On July 26, 2000, once shareholder approval was obtained for the Agreement and the related issuance of shares, the common stock discussed above was issued to VHA and UHC. The common stock was issued in consideration for their entering into the Agreement, and the total valuation of those shares of $291.3 million was capitalized. This amount has been recorded in Capitalized Partnership Costs in the accompanying balance sheets, and will be amortized over the estimated useful life of the Agreement of 5 years. Due to the

                               NEOFORMA.COM, INC.

performance criteria on the warrants, the valuation of the warrants will not be calculated until earned. During the quarter ended September 30, 2000, VHA and UHC earned a total of 5,115,656 shares of the warrants resulting in $24.2 million of additional consideration being capitalized on the Company's books. This amount has also been recorded in the Capitalized Partnership Costs account in the accompanying balance sheets. The portion of the charge that relates to the warrant shares earned for each healthcare organization will be amortized over the life of the commerce agreement signed between the Company and that healthcare organization (between 2 - 3 years). As of September 30, 2000, the Company has recorded amortization against these Capitalized Partnership Costs of $12.0 million.

     Subsequent to September 30, 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase 30,845,020 shares of the Company's common stock with 30,845,020 shares of restricted common stock. The restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant, and thus there will be no change in the accounting for the asset relating to the restricted common stock versus the warrant.

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

OVERVIEW

     Neoforma.com, Inc. ("Neoforma") is a leading provider of business-to-business e-commerce services in the large and highly fragmented market for medical products, supplies and equipment. Our marketplace aggregates suppliers of a wide range of new and used medical products and presents their offerings to the physicians, hospitals and other healthcare organizations that purchase these products. We believe that our services will streamline the procurement processes and extend the reach of existing sales and distribution channels, as well as reduce transaction costs for both buyers and sellers of medical products, supplies and equipment.

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

     We incorporated on March 4, 1996. From inception, our operating activities have related primarily to the initial planning and development of our marketplace and the building of our operating infrastructure. We first introduced the Neoforma website in 1997 and have since released a number of enhancements to provide new services and content. Initially, we provided only information for healthcare professionals. We began offering e-commerce services with the introduction of our initial Auction service, AdsOnline, in May 1999 and expanded our services with the introduction of our second Auction service, AuctionLive, in August 1999, our third Auction service, AuctionOnline, in November 1999 and Shop in August 1999. Since we introduced our Auction and Shop services, we have focused on expanding and enhancing our services, creating marketplaces establishing relationships with suppliers of medical products, expanding our purchaser base, developing strategic alliances, promoting our brand name and building our operating infrastructure.

     We expect that our principal source of revenue will be transaction fees paid by the sellers of medical products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the medical products sold. We also receive revenue from the following sources:

     - sponsorship and subscription fees paid by sellers of medical products and services used in planning and outfitting healthcare facilities in exchange for the right to feature their brands and products on our Plan service;

     - license fees from the sale of software tools and related technical information for the equipping and planning of healthcare facilities;

     - digitization fees from participating sellers to digitize their product information for display on our website;

     - product revenue related to the sale of medical equipment that we purchase for resale through our live and online auction services; and

     - Service Delivery fees for implementation and consulting services paid by users of the Company's marketplaces.

     We recognize transaction fees as revenue when the seller confirms a purchaser's order. For live and online auction services, we recognize seller transaction fees, as well as a buyer's premium, when the product is sold. Sponsorship and subscription fees are recognized ratably over the period of the agreement. With respect to software licenses, we generally recognize revenue upon shipment of the product and recognize revenue from related service contracts, training and customer support ratably over the period of the related contract. Digitization fees are recognized as development services are performed. Product revenue, representing the difference between the amount we pay for the equipment and the price paid on resale, is recognized when the product is shipped or delivered, depending on the shipping terms associated with each transaction. Services Delivery revenue for implementation and other services, including training and consulting, is recognized as services are performed for time and material arrangements and using the percentage of completion method based on labor input measures for fixed fee arrangements.

     Our operating expenses have increased significantly since our inception, and the rate of this increase has accelerated since our introduction of our Auction and Shop services. These increases are primarily due to acquisitions and additions to our staff as we have expanded all aspects of our operations. As a result of our expansion, we have grown from six employees as of December 31, 1997, to 59 full-time employees as of December 31, 1998, to 269 full-time employees as of December 31, 1999 to 241 full-time employees as of September 30, 2000.

     As a result of our transaction with Novation and acquisition of EquipMD, in May 2000 we streamlined our operations to focus on two key global markets, Integrated Delivery Networks and Hospitals and Physician Practices. The restructuring involved both changes in executive management and our organizational structure as well as a reduction in force of approximately 80 individuals in functions largely duplicated or unnecessary as a result of both the Novation agreement and the reorganization.

     On August 6, 1999, we acquired GAR, a live auction company focused on medical products. The total purchase price was approximately $9.7 million, including $1.7 million in cash, the issuance of a promissory note in the principal sum of $7.8 million, the assumption of $100,000 in liabilities and acquisition-related expenses of approximately $100,000. The promissory note is payable over five years and bears interest at 7% per annum. This acquisition was accounted for using the purchase method of accounting. As a result of this acquisition, we recorded approximately $9.7 million in goodwill beginning in the third quarter of 1999, which is being amortized on a straight-line basis over a seven-year period.

     In November 18, 1999, we acquired certain assets of FDI, a company in the business of developing and licensing facility planning software. Under the terms of the agreement, we acquired the rights to software and certain customer contracts. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The total purchase price of approximately $3.4 million consisted of 350,000 shares of common stock valued at approximately $3.2 million, estimated assumed liabilities of approximately $97,000 and estimated acquisition-related expenses of approximately $112,000. In the initial allocation of the purchase price, $240,000, $600,000 and $2.5 million were allocated to acquired software, assembled workforce and trade names and goodwill, respectively. The acquired software, assembled workforce and trade names and goodwill are being amortized over estimated useful lives of three years.

     In order to acquire certain software and technology for use in our Shop, Auction and Plan services, on January 18, 2000 we acquired Pharos, a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $22.8 million consisted of approximately 2.0 million shares of common stock valued at approximately $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over the original vesting period of the shares, which is four years. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million were allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was charged to expense during the first quarter of 2000. The developed technology will be amortized when such technology has been put into productive use over an estimated useful life of three years. The goodwill is being amortized over an estimated useful life of five years.

     In connection with the acquisition of Pharos, we have allocated $3.0 million of the purchase price to in-process research and development, or IPR&D projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     We allocated values to the IPR&D based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the Pharos' next-generation technologies.

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

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental Pharos technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates ranged from six to nine months, at which times Pharos expected to begin selling the developed products. Development costs to complete the research and development were estimated at approximately $2.0 million.

     Pharos' primary IPR&D projects involved designing new technologies and an application platform for a next generation content syndication solution, including enterprise application integration. The estimated revenues for the in-process projects are expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

     Operating expenses were estimated based on historical results and management's estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     The rates utilized to discount the net cash flows to their present value were based on the estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 35 to 40 percent were appropriate for the IPR&D, and discount rates of 25 percent were appropriate for the existing products and technology. These discount rates were commensurate with the Pharos' stage of development and the uncertainties in the economic estimates described above.

     The estimates used by us in valuing IPR&D were based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

     On March 17, 2000, we acquired USL, a healthcare content company. USL provides supply chain information to senior-level executives in the manufacturing, distribution, provider and GPO communities through web-based subscription products, industry newsletters and research. The total purchase price of $7.2 million consisted of 61,283 shares of our common stock valued at approximately $2.8 million and $3.5 million in cash and assumed liabilities of $912,000. This acquisition was accounted for using the purchase method of accounting.

     On April 28, 2000, we acquired all of the outstanding capital stock of EquipMD, Inc., a business-to-business procurement company serving the physician market. The total purchase price of $141.7 million consisted of approximately
5.5 million shares of our common stock valued at approximately $126.4 million, 269,000 vested options valued at approximately $7.2 million and assumed liabilities and acquisition costs of $8.1 million. The acquisition was accounted for as a purchase transaction.

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

     Aggregate revenues for the developmental EquipMD products were estimated to grow at a compounded annual growth rate of approximately 100% for the five years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects are expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 35% was considered appropriate for the in-process research and development. These discount rates were commensurate with EquipMD's stage of development and the uncertainties in the economic estimates described above.

     If these projects are not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     On July 14, 2000, we acquired certain assets of NCL, an asset management company focused on healthcare facility liquidations and the resale of used medical products. The acquisition was accounted for as a purchase transaction. The total purchase price of approximately $3.2 million consisted of 300,000 shares of common stock valued at $2.2 million, $500,000 in cash and $500,000 in Notes Payable to the principals of NCL. In the initial allocation of the purchase price, the full $3.2 million was allocated to goodwill, which will be amortized over the estimated useful life of 7 years.

     On March 30, 2000, we entered into agreements to acquire Eclipsys Corporation ("Eclipsys") and HEALTHvision, Inc., ("HEALTHvision") entered into an outsourcing and operating agreement with Novation and entered into agreements to issue our common stock and warrants to the owners of Novation.

     On May 25, 2000, we agreed by mutual consent to terminate the proposed mergers announced on March 30, 2000. Instead, we entered into a strategic commercial relationship with Eclipsys and HEALTHvision that includes a co-marketing and distribution arrangement between us and HEALTHvision. The arrangement includes the use of Eclipsys' eWebIT(TM) enterprise application integration technology and professional services to enhance the integration of legacy applications with our e-commerce platform. In addition, we modified the structure and terms of our stock and warrant transactions with VHA and UHC the national healthcare alliances that own Novation.

     Under the terms of the modified Novation agreements, which were approved by our stockholders on July 26, 2000, VHA received 46.3 million shares of our common stock, representing approximately 36% of our outstanding common stock, and UHC received 11.3 million shares, representing approximately 9% of our outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 30.8 million and 7.5 million additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These targets are based upon the historical purchasing volume of VHA- and UHC-member healthcare organizations that sign up to use our online marketplace. The targets increase annually to a level equivalent to total healthcare organizations representing approximately $22 billion of combined purchasing volume at the end of the fourth year.

     Under our outsourcing and operating agreement with Novation, we have agreed to provide specific functionality to Marketplace@Novation, the online marketplace only available to the patrons and members of the owners of Novation, VHA and UHC, and an affiliated entity, HPPI. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our online marketplace, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare organizations.

     On October 18, 2000 we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase
30.8 million shares of our common stock. In substitution for the warrant, we issued to VHA 30.8 million shares of our restricted common stock, which shares are subject to forfeiture by VHA if the same performance targets that were contained in the warrant are not met.

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

     Since inception, we have incurred significant losses and, as of September 30, 2000, had an accumulated deficit of $195.1 million. We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will increase significantly due to substantial increases in our expenses for sales and marketing, product development, operating infrastructure, general and administrative staff and development of strategic alliances.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the online market for the purchase and sale of new and used medical products, supplies and equipment. To address these risks, we must, among other things, expand the number of users of our online services, enter into new strategic alliances, increase the functionality of our services, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business. Further, our inability to address these risks could necessitate the reduction in our operations relating to any of the acquired businesses. Such a reduction could potentially result in an impairment of the intangible assets associated with those businesses, and any such impairment could result in our being required to write down, or even write-off the related intangible assets. Given the volume of intangible assets the company has associated with its acquired businesses, it is possible that such a write off could be significant.

RESULTS OF OPERATIONS

     Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indication of future performance.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. We had total revenue of $4.7 million for the quarter ended September 30, 2000 primarily from sales of equipment, transaction fees paid by the sellers of medical products that use our Shop and live and online Auction services, sponsorship and license fees for the use of our Plan software and services, catalog set-up fees billed to Novation for categorizing, consolidating and validating the products contained in the Novation contract portfolio as well as revenues generated by our Services Delivery implementation services. Revenue for the quarter ended September 30, 1999 was $457,000. For the quarter ended September 30, 2000, the gross value of transactions was approximately $22.7 million including approximately $9.8 million related to purchases made under contracts for which EquipMD earns administrative fees, which resulted in net revenue for our Shop, Auction, Plan and Services Delivery of $753,000, $2.9 million, $581,000 and $485,000, respectively.

     Cost of Used Equipment Sold. Cost of used equipment sold consists primarily of the costs of used equipment we purchase and resell to customers. Cost of used equipment sold was $2.4 million for the quarter ended September 30, 2000. The Auction business generated significant revenues from liquidation sales resulting from the purchase of hospital equipment due to their closures. Unlike traditional Auction revenues, which are primarily commissions received on the sales of consigned equipment, liquidation revenues are generated on sales where we have taken title to the equipment.

     Cost of Services. Cost of services consists primarily of costs incurred in delivering our implementation and consulting services. These costs consist primarily of fees for independent consultants and personnel expenses for our implementation and consulting personnel. Cost of services was $2.5 million for the quarter ended September 30, 2000. Providing a scalable and cost effective implementation solution to both buyers and sellers of new and used medical products is critical to attaining our strategic objectives and, as a result, we expect cost of services to increase significantly in future periods as we continue to implement our services to our customers, including the required services to be provided under our outsourcing and operating agreement with Novation.

     Operations. Operations expenses consist primarily of expenditures for digitizing and inputting content and for the operation and maintenance of our website. These expenditures consist primarily of fees for independent contractors and personnel expenses for our customer support and site operations personnel. Operations expenses increased from approximately $1.1 million for the quarter ended September 30, 1999 to $3.0 million for the quarter ended September 30, 2000. The increase was primarily due to an increase in operations personnel costs, and an increase in payments to third party consultants. These increases were primarily due to a larger personnel base and increased expenditures for digitizing and inputting content and for the enhancement of the infrastructure of our website. We expect our operations expenses to continue to increase as we expand our operating infrastructure, add content and functionality to our website and integrate the systems of healthcare organizations and suppliers with our services.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our marketplace and services. Product development expenses increased from $1.8 million for the quarter ended September 30, 1999 to $6.0 million for the quarter ended September 30, 2000. The increase was primarily due to an increase in personnel cost and an increase in fees paid to third parties. These increases were primarily due to a larger personnel base and increased expenses incurred in the continued development of our Shop, Auction and Plan services including adding additional functionality in anticipation of the needs of large healthcare organizations. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, product development expenses may increase significantly in future periods as we add functionality to our services, including functionality required to be provided under our outsourcing and operating agreement with Novation. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from approximately $2.7 million for the quarter ended September 30, 1999 to $8.2 million for the quarter ended September 30, 2000. The increase was primarily due to an increase in sales and marketing personnel costs, an increase in expenses related to travel, an increase in expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliances. Selling and marketing expenses may continue to increase as we continue our efforts to bring buyers and sellers to our marketplace. In addition, we expect to continue to make significant payments in connection with our strategic alliances, which will increase our selling and marketing expenses in the periods in which these payments are made. See "-- Liquidity and Capital Resources."

     General and Administrative. General and administrative expenses consist primarily of expenses for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses decreased from approximately $4.2 million for the quarter ended September 30, 1999 to $2.7 million for the quarter ended September 30, 2000. The decrease was primarily due to recruiting, legal, litigation settlement and consulting expenses incurred during the quarter ended September 30, 1999 which were not repeated during the quarter ended September 30, 2000. General and administrative expenses may increase as we continue to incur additional costs to support the growth of our business.

     Amortization of Intangibles. Intangibles include goodwill and the value of software purchased in acquisitions. Intangibles are amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased from $230,000 in the quarter ended September 30, 1999 to $8.1 million for the quarter ended September 30, 2000. The increase was a result of the acquisition of GAR in August 1999, FDI in November 1999, Pharos in January 2000, USL in March 2000, EquipMD in April 2000 and NCL in July 2000.

     Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the exercise price of stock options and the estimated fair value for accounting purposes of the underlying stock. Deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and for the period from January 1, 2000 to January 24, 2000, we recorded deferred compensation of $65.2 million. During the second quarter of fiscal 2000, we decreased deferred compensation by $5.1 million as a result of a reduction in force of approximately 80 individuals. For the quarter ended September 30, 2000, we recognized amortization of deferred compensation of $7.9 million.

     At September 30, 2000, the remaining deferred compensation of approximately $42.1 million will be amortized as follows: $7.2 million during fiscal 2000, $20.1 million during fiscal 2001, $10.4 million during fiscal 2002, $4.0 million during fiscal 2003 and $360,000 during fiscal 2004. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     Amortization of Partnership Costs. Partnership costs consist primarily of the value of the shares issued to VHA and UHC and the legal, accounting and banker fees associated with the Novation transaction. Partnership costs are amortized on a straight line basis over a period of five years. Amortization of partnership costs was $10.9 million for the quarter ended September 30, 2000.

     Amortization of Partnership Warrant Valuation. Partnership warrant valuation consists primarily of the estimated value of the warrants issued to VHA and UHC for meeting certain performance targets. Partnership warrant valuation is amortized on a straight line basis over a period of four years. Amortization of partnership warrant valuation was $1.1 million for the quarter ended September 30, 2000.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the quarter ended September 30, 2000 was $938,000 compared to $45,000 for the quarter ended September 30, 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of our issuance of preferred stock in October 1999 and the completion of our initial public offering in January 2000. Interest expense increased from $242,000 for the quarter ended September 30, 1999 to $345,000 for the quarter ended September 30, 2000, primarily as a result of the assumption of debt from the EquipMD acquisition.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. We had total revenue of $8.2 million for the nine months ended September 30, 2000 primarily from sales of equipment, transaction fees paid by the sellers of medical products that use our Shop and live and online Auction services, sponsorship and license fees for the use of our Plan software and services as well as revenues generated by our Services Delivery implementation services. Revenue for the nine months ended September 30, 1999 was $464,000. For the nine months ended September 30, 2000, the gross value of transactions was approximately $43.5 million, including approximately $18.3 million related to purchases made under contracts for which EquipMD earns administrative fees, which resulted in net revenue for our Shop, Auction, Plan and Services Delivery of $1.2 million, $1.8 million, $1.6 million and $0.9 million, respectively.

     Operating Expenses. Operating expenses consists of cost of equipment sold, cost of services, operations, product development, selling and marketing, general and administrative, amortization of intangibles, amortization of deferred compensation, amortization of partnership costs, amortization of partnership warrant valuation, cost of warrant issued to recruiter, write off of acquired in-process research and development, abandoned acquisition costs, and restructuring. Operating expenses increased from approximately $25.9 mil-lion for the nine months ended September 30, 1999 to $150.3 million for the nine months ended September 30, 2000, primarily as a result of increases as described below.

     Cost of equipment sold and cost of services were $2.6 million and $3.3 million for the nine months ended September 30, 2000, respectively. Operations expenses increased from approximately $2.4 million for the nine months ended September 30, 1999 to $8.8 million for the nine months ended September 30, 2000. Product development expenses increased from $4.3 million for the nine months ended September 30, 1999 to $16.2 million for the nine months ended September 30, 2000. Selling and marketing expenses increased from approximately $5.1 million for the nine months ended September 30, 1999 to $30.2 million for the nine months ended September 30, 2000. General and administrative expenses increased from approximately $5.8 million for the nine months ended September 30, 1999 to $9.5 million for the nine months ended September 30, 2000. Amortization of intangibles increased from $230,000 for the nine months ended September 30, 1999 to $17.5 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999 and 2000, we recognized amortization of deferred compensation of $5.7 million and $27.4 million, respectively. Amortization of partnership costs and amortization of partnership warrant valuation were $10.9 million and $1.1 million, respectively for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, we expensed $18.0 million related to the write off of acquired in-process research and development in connection with the Pharos acquisition in January 2000 and EquipMD acquisition in April 2000. Abandoned acquisition costs were $2.7 million for the nine months ended September 30, 2000. Restructuring costs, which were $2.1 million for the nine months ended September 30, 2000, consisted almost entirely of accrued severance and other related costs. As of September 30, 2000 the accrual related to the restructuring costs had been reduced to $140,000.

     Other Income (Expense). Interest income for the nine months ended September 30, 2000 was $3.0 million compared to $128,000 for the nine months ended September 30, 1999. Interest expense increased from $95,000 for the nine months ended September 30, 1999 to $551,000 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we completed our initial public offering and issued 8,050,000 shares of our common stock at an initial public offering price of $13.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.4 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $89.0 million. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of September 30, 2000, we had outstanding bank, other borrowings and notes payable of $16.9 million. As of September 30, 2000, we had approximately $50.5 million of cash and cash equivalents and short-term investments.

     In September 1998, we entered into a $750,000 secured credit facility with Silicon Valley Bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, we converted the $433,000 of outstanding equipment loans into a term loan due July 2000. At September 30, 2000, there were no borrowings outstanding under the term loan or under the equipment loan. In consideration for this credit facility, we granted Silicon Valley Bank a warrant to purchase 45,000 shares of common stock at an exercise price of $0.77 per share. In consideration for the conversion of our equipment loan to a term loan and the release of its security interest in equipment, we granted Silicon Valley Bank a warrant to purchase 10,000 shares of common stock at an exercise price of $1.18 per share.

     In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 228,813 shares of common stock at $1.18 per share. As of September 30, 2000, the outstanding balance on the note was approximately $1.3 million.

     In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of September 30, 2000, we had outstanding approximately $1.4 million in hardware loans due September 2003 and approximately $250,000 in software loans due March 2002. This facility is secured by the computer equipment purchased with the loans. In connection with this facility, we issued Comdisco a warrant to purchase 137,711 shares of common stock at $1.18 per share.

     In August 1999, as a result of the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per annum. As of September 30, 2000, the outstanding balance on the note was approximately $5.5 million.

     As part of the purchase of EquipMD, we assumed a note payable in the amount of $1.7 million which is related to EquipMD's purchase of Central Point Services, LLC. The note bears interest at 7.5% per annum and is payable in eight quarterly installments of $62,578, at which time the unpaid principal balance and accrued interest become due and payable. According to the provisions of the note, a payment amounting to $250,000 on the note was due upon a change of control of EquipMD. At September 30, 2000, the remaining principal balance was $1.5 million.

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

     In December 1999, we paid $2.5 million to purchase 526,250 shares of common stock of CarePortal formerly known as IntraMedix. CarePortal is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. The Company accounts for this investment using the cost method. CarePortal is a related party to GeriMedix, a supplier with which we have an agreement to perform e-Commerce services. On May 26, 2000, we lent $1.0 million to CarePortal under a promissory note bearing interest at a rate of 8% annually. On August 8, 2000 we exercised our option to convert the note into shares of CarePortal common stock. Additionally, we invested an additional $1.5 million in CarePortal in exchange for common stock. As of September 30, 2000, we owned a total of 983,874 shares of CarePortal common stock, representing an ownership percentage of 9.0% of the total outstanding common stock of CarePortal.

     In July 2000, in recognition of the advisory services rendered, we entered into a promissory note with our investment bankers in the amount of $6.0 million. The note is payable in quarterly payments of $1.5 million, commencing on January 1, 2001. At September 30, 2000 we had not made any payments under the note.

     In July 2000, as part of the acquisition of NCL, we issued one promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in 24 equal monthly installments with the first payment due on August 15, 2000. As of September 30, 2000 the balance of all four notes in total was $229,000. In addition, as part of the acquisition we also agreed to pay $250,000 two years from the closing date of the acquisition, on July 14, 2002. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of September 30, 2000 no payments have been made against this commitment.

     Net cash used in operating activities was $10.4 million for the nine months ended September 30, 1999 and $53.9 million for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2000 related primarily to funding net operating losses, increases in prepaid expenses and in accounts receivable, which were partially offset by increases in the write off of in-process research and development, amortization of intangibles, amortization of deferred compensation and accounts payable.

     Net cash used in investing activities was $5.4 million for the nine months ended September 30, 1999 and $25.8 million for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2000 related primarily to the purchase of equipment to operate our website and cash paid for the acquisition of USL and EquipMD and the purchase of non-marketable investments.

     Net cash provided by financing activities was $15.7 million for the nine months ended September 30, 1999 and $100.3 million for the nine months ended September 30, 2000. Net cash provided from financing activities for the nine months ended September 30, 2000 related primarily to common stock issuances of approximately $95.4 million.

     Our current operations continue to be cash flow negative. Our future long-term capital needs will depend significantly on the rate of growth of our business, changes in our service offerings and the success of these services. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If order to expand our operations, or to maintain operations at their current level, we expect that we will need to sell additional equity or debt securities, or obtain a line of credit. If we are unable to raise adequate capital, we will be required to significantly curtail our operations, including reductions in our staffing levels and related expenses. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience significant dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (Interpretation No.
44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The adoption of Interpretation No. 44 has not had a material impact on our financial position or the results of our operations.

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

     We incorporated in March 1996. Prior to May 1999, our operations consisted primarily of the initial planning and development of our marketplace and the building of our operating infrastructure. We introduced our initial Auction service, AdsOnline, in May 1999, our second Auction service, AuctionLive, in August 1999 and our third Auction service, AuctionOnline, in November 1999, we introduced our Shop service in August 1999, and we introduced our Services Delivery service in April 2000. As a result, we have generated revenues of only $1.0 million in 1999 and $8.2 million for the nine months ended September 30, 2000. Because we have only recently introduced our services, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether the market will accept our services and the level of revenue we can expect to derive from our services. Because we are an early stage company in the online market for the purchase and sale of new and used medical products, supplies and equipment, which is a new and rapidly evolving market, we cannot be certain that our business strategy will be successful. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, due to our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

WE HAVE A HISTORY OF LOSSES, ANTICIPATE INCURRING LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     We have experienced losses from operations in each period since our inception, including net losses of $139.1 million for the nine months ended September 30, 2000. In addition, as of September 30, 2000, we had an accumulated deficit of approximately $195.1 million. We have not achieved profitability and we expect to continue to incur substantial operating losses for the foreseeable future. We have generated limited revenue to date. If our revenue does not increase substantially or if our expenses increase further than we expect, we may never become profitable.

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

     We offer an online marketplace that aggregates a number of suppliers and purchasers of medical products. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell medical products, supplies and equipment. If buyers and sellers of medical products do not accept our business model, demand for our services may not develop and the price of our common stock would decline. Suppliers and purchasers of medical products could be reluctant to accept our new, unproven approach, which involves new technologies and may not be consistent with their existing internal organization and procurement processes. Suppliers and purchasers may prefer to use traditional methods of selling and buying medical products, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors. In addition, many of the individuals responsible for purchasing medical products do not have ready access to the Internet and may be unwilling to use the Internet to purchase medical products. Even if suppliers and purchasers accept the Internet as a means of selling and buying medical products, they may not accept our online marketplace for conducting this type of business. Instead, they may choose to establish and operate their own websites to purchase or sell new and used medical products. For example, a group of large suppliers of medical products including Johnson & Johnson, General Electric Medical Systems, Abbott Laboratories and Medtronic announced that they are creating a healthcare exchange for the purchase and sale of medical products. In addition, four large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc. and McKesson HBOC Inc. have also announced that they will form a business-to-business exchange marketplace for the sales of drugs and medical-surgical products, devices and other laboratory products and services. Reluctance of suppliers and purchasers to use our services would seriously harm our business.

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

     We expect to rely in part on our relationship with Novation to bring buyers and suppliers to our marketplace. Under our outsourcing and operating agreement with Novation, Novation is our exclusive agent for signing up suppliers to participate in our online marketplace, subject to limited exceptions. Accordingly, we rely in part, on Novation to attract suppliers to our marketplace and, if Novation is unable to attract a sufficient number of suppliers, the value of our online marketplace to purchasers will be substantially decreased and our business will suffer. In addition, although our outsourcing and operating agreement with Novation provides that Novation will exclusively offer our online marketplace to the healthcare organization participating in its purchasing programs, these healthcare organizations are not obligated to use our services and may use competing services or traditional procurement methods. Accordingly, these purchasers might not choose to use our online marketplace for their purchasing needs. If this were to occur, the value of our online marketplace to suppliers would be substantially decreased and our business will suffer. If the outsourcing and operating agreement were terminated by Novation, our business and financial results could be seriously harmed. The outsourcing agreement may be terminated by Novation in the event of a material breach of our obligations under the agreement or the VHA and UHC stock and warrant transactions are terminated. In addition, we will incur significant cost in providing functionality to our online marketplace and in integrating healthcare organizations and suppliers to our online marketplace prior to receiving related transaction fee revenues and may not generate sufficient revenues to offset these costs.

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

     In addition, we believe that we must establish relationships with group purchasing organizations in order to increase our access to these organizations. Group purchasing organizations represent groups of buyers in the negotiation of purchasing contracts with sellers and consequently have the ability to significantly influence the purchasing decisions of their members. Our relationship with Novation could make it more difficult to attract other group purchasing organizations to our online marketplace. The inability to enter into and maintain favorable relationships with other group purchasing organizations and the hospitals they represent could impact the breadth of our customer base and could harm our growth and revenues. One of the largest group purchasing organizations, Premier Purchasing Partners, has a long-term, exclusive agreement for e-commerce services with Premier Health Exchange. One of our competitors, medibuy.com, Inc., announced an agreement to acquire Premier Health Exchange. Medibuy also recently announced a proposed acquisition of empactHealth.com, an online marketplace for medical products formed by Columbia/HCA Healthcare, a large owner and operator of hospitals and other healthcare facilities. Ventro, a business-to-business e-commerce company providing supply chain solutions, has formed a joint venture, Broadlane, with Tenet Healthcare, a large owner and operator of hospitals and other healthcare facilities. Broadlane also recently announced a strategic alliance with AmeriNet, a large group purchasing organization.

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

     Although to date we have generated only limited revenues from our Shop service, we expect that a significant portion of the products to be sold through and revenue to be generated from our Shop service will come from a limited number of key manufacturers and distributors. These parties are generally not obligated to list any medical products on our Shop service. If any of these key manufacturers or distributors cease doing business with us or reduce the number of products they list on our Shop service, the revenue we generate through this service could be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their medical products, supplies and equipment to purchasers directly or through our competitors.

WE MAY CONTINUE TO MAKE NEW ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY, PUT A STRAIN ON OUR RESOURCES OR CAUSE DILUTION TO OUR STOCKHOLDERS

     We have acquired technologies and other companies in order to expand our business and the services we offer, and we intend to make similar acquisitions in the future. See "Management's Discussion and Analysis of Financial Condition and Future Operating Results -- Overview" for a summary of our recent acquisitions. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our services if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the acquisitions of GAR, FDI, Pharos, USL, EquipMD and NCL, we recorded approximately $9.7, $3.3, $19.5, $6.5, $125.2 and $3.2 million of intangibles, respectively, which will be amortized over a period of three to seven years. In addition, we will record significant goodwill in connection with our recent agreement with Novation.

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

     Some participants in our online marketplace are our stockholders or affiliated with our stockholders or have strategic relationships with us. For example, General Electric Medical Systems is entitled to sponsor rooms in our Plan service and has agreed to conduct other activities with us, and an affiliate of General Electric Medical Systems owns shares of our common stock. In addition, VHA and UHC, the owners of Novation, own 46.3 million and 11.3 million shares of our common stock, respectively, VHA owns 30.8 million shares of restricted common stock and UHC holds a warrant to purchase an additional 7.5 million shares of our common stock. These relationships may deter other suppliers, group purchasing organizations or users, particularly those that compete directly with these participants, from participating in our online marketplace due to perceptions of bias in favor of one supplier over another. This could limit the array of products offered on our online marketplace, damage our reputation and limit our ability to maintain or increase our user base.

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

     To realize the benefits of our outsourcing and operating agreement with Novation, we will be required to attract, and integrate the systems of, the healthcare organizations purchasing through Novation's programs. If the costs required to integrate these systems are substantially higher than anticipated, we may not realize the full benefit of the outsourcing and operating agreement. If we are delayed or unable to integrate the systems of these organizations, our revenues would be adversely affected. In addition, under the Novation outsourcing and operating agreement, we will must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within the required time period, we may be required to pay significant liquidated damages or the agreement could be terminated, which would seriously harm our business and financial results. To the extent we are unable to or delayed in providing this functionality, we may be unable to attract buyers and sellers to our marketplace and our revenues may be adversely affected. We will be required to incur significant costs in providing functionality to our online marketplace and in integrating healthcare organizations and suppliers to our online marketplace prior to receiving any transaction fee revenues, and we may never generate sufficient revenues to offset these costs.

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

     For example, one of our competitors, medibuy.com, Inc., announced its agreement to acquire Premier Health Exchange, including a long-term, exclusive agreement to provide e-commerce services for Premier Purchasing Partners, one of the largest group purchasing organizations in the United States. Medibuy also recently announced a proposed acquisition of empact Health.com, an online marketplace for medical products formed by Columbia/HCA Healthcare, a large owner and operator of hospitals and other healthcare facilities. Ventro, a business-to-business e-commerce company providing supply chain solutions, has formed a joint venture, Broadlane, with Tenet Healthcare, a large owner and operator of hospitals and other healthcare facilities. Broadlane also announced a strategic alliance with AmeriNet, a large group purchasing organization. In addition, Johnson & Johnson, General Electric Medical Systems, Baxter International, Abbott Laboratories and a group of large manufacturers including Medtronic announced that they are creating a healthcare exchange for the purchase and sale of medical products. Four large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc., and McKesson

HBOC Inc., have also announced that they will form a business-to-business exchange marketplace for the sales of drugs, and medical-surgical products, devices and other laboratory products and services.

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

IF WE ARE NOT ABLE TO INCREASE RECOGNITION OF THE NEOFORMA BRAND NAME, OUR ABILITY TO ATTRACT USERS TO OUR ONLINE MARKETPLACE WILL BE LIMITED

     We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to significantly expand our advertising and publicity efforts in the near future. However, we may not achieve our desired goal of increasing the awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of visitors to our online marketplace or increase the number of users of our services.

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

     We have grown rapidly and will need to continue to grow to execute our business strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998, 269 as of December 31, 1999, and 241 as
of September 30, 2000. Our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. We expect our future growth to cause similar, and perhaps increased, strain on our systems and controls. In addition, we are in the process of substantially upgrading our information systems including our accounting system. We also need to institute new systems such as an auction inventory tracking system. Any failure to successfully upgrade our systems and controls could result in inefficiencies in our business and could cause us to be unable to implement our business plan.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, WE COULD BE UNABLE TO OPERATE OUR CURRENT BUSINESS

     We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, in a letter dated January 14, 2000, Forma Scientific, Inc. notified us that it believed our use of the "Neoforma" and "Neoforma.com" trademarks violated its trademark rights in "Forma" and "Forma Scientific. We have recently entered into a settlement agreement with Forma Scientific to settle this dispute.

     Any claims regarding our intellectual property, with or without merit, could be time consuming and costly to defend, divert management attention and resources or require us to pay significant damages. License agreements may not be available on commercially reasonable terms, if at all. In addition, there has been a recent increase in the number of patent applications related to the use of the Internet to perform business processes. Enforcement of intellectual property rights in the Internet sector will become a greater source of risk as the number of business process patents increases. The loss of access to any key intellectual property right, including use of the Neoforma.com brand name, could result in our inability to operate our current business.

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

     The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                       FISCAL YEARS
                                     -------------------------------------------------
                                      2000      2001      2002       2003       2004
                                     -------   ------   --------   --------   --------
Cash equivalents and short-term
  investments:
  Fixed rate short-term
     investments...................  $44,148   $2,018         --         --         --
  Average interest rate............     6.52%    6.47%        --         --         --

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On January 14, 2000, Forma Scientific, Inc. notified the Company that it believed the Company's use of "Neoforma" and "Neoforma.com" violated its trademark rights in "Forma" and "Forma Scientific" and that it had filed complaint in federal court. On May 11, 2000, the Company was formally served with the complaint entitled Forma Scientific, Inc. v. Neoforma.com, Inc., Docket No. C200-0045, U.S. District Court, Southern District of Ohio, Eastern Division of Columbus, alleging trademark infringement. On September 12, 2000, we entered into a settlement agreement under which we agreed to modify our logo so that the mark NEOFORMA is presented to viewers as one word without any form of distinction separating the NEO portion of the mark from the FORMA portion of the mark.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) UNREGISTERED ISSUANCES OF SECURITIES

     On July 26, 2000, we issued 42,267,530 shares and 11,279,150 shares of our common stock to VHA and UHC. No underwriters were used in the transaction. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act, or Rule 506 of Regulation D promulgated thereunder. Both VHA and UHC made certain representations as to investment intent, that they possessed a sufficient level of financial sophistication and that they received information about us. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

     (d) USE OF PROCEEDS

     The Company sold 8,050,000 shares of its common stock on January 24, 2000, pursuant to a Registration Statement on Form S-1 (Registration No. 333-89077), which was declared effective by the Securities and Exchange Commission on January 24, 2000 (the "Effective Date"). The managing underwriters of the offering were Merrill Lynch & Co., Bear, Stearns & Co. Inc., Robertson Stephens and William Blair & Company. The aggregate gross proceeds of the offering were $104.7 million. The Company's total expenses in connection with the offering were approximately $9.3 million, of which approximately $7.3 million was for underwriting discounts and commissions and approximately $2.0 million was for other expenses paid to persons other than directors or officers of the Company or persons owning more than 10 percent of any class of equity securities of Neoforma. The Company's net proceeds from the offering were approximately $95.4 million. From the Effective Date through September 30, 2000, the Company used approximately $85.7 million of the net proceeds primarily to fund operating losses and working capital requirements. As of September 30, 2000, the Company had approximately $9.7 million of net proceeds remaining, and pending use of the proceeds, the Company intends to invest such proceeds primarily in high-quality corporate and government debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on July 26, 2000 in which our shareholders approved all four matters voted upon at the meeting. The matters voted upon and the number of votes cast for, against, abstain, and unvoted as to each such matter follows:

     1. To elect three (3) directors of the Company;

     2. To approve the issuance of shares of our common stock and warrants to VHA and UHC;

     3. To approve the amendment of our certificate of incorporation to increase the authorized number of shares of common stock to 300,00,000; and

     4. To ratify the selection of Arthur Andersen LLP as our independent public auditors for the fiscal year ending December 31, 2000.

           PROPOSAL                 FOR        AGAINST    ABSTAIN     UNVOTED
           --------              ----------    -------    -------    ----------
Proposal No. 1
  David L. Douglass............  38,333,094    569,074          0    30,115,422
  Wayne D. McVicker............  38,335,094    567,074          0    30,115,422
  Madhavan Rangswami...........  38,335,094    567,074          0    30,115,422
Proposal No. 2.................  38,847,669     47,509      6,990    30,115,422
Proposal No. 3.................  38,225,008    263,841    413,319    30,115,422
Proposal No. 4.................  38,890,117      7,126      4,925    30,115,422

     The common stock and warrant agreement that we entered into with VHA provided that if our stockholders approved the issuance of our common stock, and warrants to purchase our common stock, to VHA and UHC as set forth in proposal 2 above, then VHA would have the right to designate two Class I directors immediately following the adjournment of the annual meeting. Accordingly, Messrs. McVicker and Douglass resigned from our board of directors following the meeting, and Mr. Curt Nonomaque, the Executive Vice President and Chief Financial Officer of VHA, and Mr. Mark McKenna, the President of Novation, were appointed to our board.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

        27.1   --  Financial Data Schedule

     B.  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K/A on July 12, 2000, in which it amended its previously filed report on Form 8-K and provided the required financial statements relating to the acquisition of EquipMD, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEOFORMA.COM, INC.

                                          By    /s/ ANDREW L. GUGGENHIME
                                            ------------------------------------
                                                    Andrew L. Guggenhime
                                                Chief Financial Officer and
                                                     Assistant Secretary
Date: November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
 27.1    --  Financial Data Schedule