Form 10-K405
period 2000-12-31
NEOFORMA COM INC
filed 2001-04-17
CIK 1096219

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant's common stock on The Nasdaq Stock Market on such date, was $91,807,846. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares of common stock outstanding on March 31, 2001 was 182,781,670.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
ITEM 1.     BUSINESS....................................................    3
ITEM 2.     PROPERTIES..................................................   20
ITEM 3.     LEGAL PROCEEDINGS...........................................   21
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   21

                                   PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   22
ITEM 6.     SELECTED FINANCIAL DATA.....................................   24
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   25
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   54
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   54
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   54

                                   PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   55
ITEM 11.    EXECUTIVE COMPENSATION......................................   58
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   64
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   66

                                   PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................   69
SIGNATURES  ............................................................   73

     Neoforma, Neoforma.com, EquipMD, US Lifeline, USL, Pharos Technologies, NeoMD, NeoMD Marketplace, AdsOnline, AuctionLive, AuctionOnline and the Neoforma logo are our trademarks or service marks. All other trademarks or trade names appearing in this annual report are the property of their respective owners.

                                     PART I

     We make many statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as "will," "may," "might," "could," "should," "believe," "expect," "anticipate," "intend," "plan," "predict," "project," "estimate," "potential," "continue" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results" and elsewhere in this annual report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2001. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this annual report. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect circumstances or events after the date of this report.

     This annual report also contains estimates of market growth of the Internet and the healthcare market as well as estimates of inefficiencies in the healthcare supply chain. These estimates have been included in studies published by Gartner, Inc., Efficient Healthcare Consumer Response, the Health Industry Manufacturers' Association, the Health Care Financing Administration and the Health Industry Group Purchasing Association. These estimates assume that certain events, trends and activities will occur. Although we believe that these estimates are generally indicative of the matters reflected in those studies, these estimates are inherently imprecise, and we caution you to read these estimates in conjunction with the rest of the disclosure in this annual report, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results."

ITEM 1. BUSINESS

OUR COMPANY

     Neoforma is a leading healthcare supply chain solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance. The healthcare market has a number of characteristics that make it suited for an Internet-based marketplace solution, including its large size, high degree of fragmentation, significant inefficiencies, industry cost pressures and highly complex supply chain. Our solutions enable the participants in the healthcare supply chain market, principally healthcare providers, manufacturers, distributors, group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs, to significantly improve business processes within their organizations and among their trading partners. Using our products and services, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

     Our solutions consist of web-based products and services for our customers, or trading partners, as well as other services offered that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include both acute care and alternate site healthcare providers, manufacturers and distributors to these healthcare providers, GPOs and IDNs.

     Our primary business objectives are aligned with those of our trading partner customers. We seek to enable our trading partners to reallocate and redirect to their strategic priorities the excess costs that adversely affect their supply chain, reduce the time their employees spend on non-productive activities and offset a significant portion of the capital investment they currently make in redundant and isolated supply chain-related technologies. Our strategies to achieve these objectives are to increase the number of custom marketplaces we build and operate on a common software platform, increase the number of trading partners that utilize our marketplaces, enhance the functionality of our product and service offerings and continue to form key strategic relationships that extend the value and functionality of our products and services.

     Our executive offices are located at 3061 Zanker Road, San Jose, California 95134, and our telephone number is (408) 468-4000.

RECENT DEVELOPMENTS

     On January 18, 2000, we acquired Pharos Technologies, Inc., a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace.

     On March 16, 2000, we acquired U.S. Lifeline Inc., or USL, a healthcare content company. USL provides supply chain information to senior-level executives in the manufacturing, distribution, provider and GPO communities through web-based subscription products, industry newsletters and research.

     On March 24, 2000, we entered into an agreement to acquire all of the outstanding capital stock of EquipMD, Inc., a business-to-business procurement company serving the physician market.

     On March 30, 2000, we entered into agreements to acquire Eclipsys Corporation and HEALTHvision, Inc., entered into an outsourcing and operating agreement with Novation LLC, Healthcare Purchasing Partners International LLC, or HPPI, and VHA Inc. and University HealthSystem Consortium, or UHC, the owners of Novation, and entered into agreements to issue our common stock and warrants to purchase our common stock to VHA and UHC.

     On May 25, 2000, we agreed by mutual consent to terminate the proposed mergers announced on March 30, 2000. Instead, we entered into a strategic commercial relationship with Eclipsys and HEALTHvision that includes a co-marketing and distribution arrangement between HEALTHvision and us. The arrangement includes the use of Eclipsys' eWebIT(TM) enterprise application integration technology and professional services to enhance the integration of legacy applications with our e-commerce platform. In addition, we modified the structure and terms of our outsourcing and operating agreement with Novation, HPPI, VHA and UHC and our stock and warrant agreements with VHA and UHC.

     Under the terms of the amended outsourcing and operating agreement, we agreed to develop and manage an e-commerce marketplace, which we refer to as Marketplace@Novation, to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for products and services, including medical supplies and equipment. Novation agreed to contract and manage relationships with manufacturers, distributors and service suppliers on our behalf. VHA and UHC agreed to provide marketing support for Marketplace@Novation, guarantee Novation's obligations under the outsourcing and operating agreement and enter into specified exclusivity provisions.

     Also on May 25, 2000, as a result of our transaction with Novation and acquisition of EquipMD, we streamlined our operations to focus on two key global markets, IDNs and hospitals, and physician practices. The restructuring involved both changes in our executive management and organizational structure, as well as a reduction in force of approximately 80 individuals in functions largely duplicated or unnecessary as a result of both the amended outsourcing and operating agreement and the reorganization.

     On July 14, 2000, we acquired some of the assets of National Content Liquidators, Inc., or NCL, an asset management company focused on healthcare facility liquidations and the resale of used medical products.

     On November 5, 2000, we entered into a definitive agreement with Medbuy Corporation, Canada's largest national medical GPO, to jointly develop an Internet solution for the Canadian healthcare market known as Canadian Health Marketplace. The ten-year agreement names us as Medbuy's exclusive provider of an Internet e-commerce solution for the procurement of products and services.

     In December 2000, we entered into a three-year software license agreement and a series of related agreements with i2 Technologies, Inc., a leading provider of marketplace solutions, to develop, deploy and market Internet supply chain solutions for healthcare. As part of this strategic relationship, we will collaborate with i2 on product development, marketing, sales and service activities and we have agreed to share specified revenue with i2. We also entered into a stock purchase agreement with i2 under which it agreed to invest in our next round of equity financing.

     On January 25, 2001, we sold approximately 18 million shares of our common stock to i2, VHA and UHC for $30.5 million in cash. We also amended our outsourcing and operating agreement that we originally had entered into with Novation, VHA, UHC and HPPI on March 30, 2000 and subsequently had amended on May 25, 2000. Under the terms of the amended outsourcing and operating agreement, effective January 1, 2001, we revised some of the terms of our relationship with Novation, VHA, UHC and HPPI, including those related to the payment of fees to us by Novation, sharing of revenue by us with Novation and obligations of each of the parties. The amended outsourcing and operating agreement provides that, subject to specified conditions, Novation guarantees to us a fee based on the gross volume of purchases made by Novation members through Marketplace@Novation.

     Also on January 25, 2001, we announced our intent to divest certain operations that are not aligned with our core strategy of building and operating Internet marketplaces that empower healthcare trading partners to optimize supply chain performance. The operations that we intend to divest are two wholly owned subsidiaries, General Asset Recovery, or GAR, a live auction house, and USL. GAR includes the assets acquired in the NCL transaction.

     On February 1, 2001, we entered into an agreement with Lawson Software, a leading provider of integrated e-business solutions, to form a strategic relationship to integrate our Internet supply chain solutions for the healthcare industry.

     On February 13, 2001, we entered into an agreement with McKesson HBOC, Inc., a leading supplier of medical, surgical and pharmaceutical products, under which McKesson HBOC has agreed to accept orders placed through Marketplace@Novation.

     On February 16, 20001, we entered into an agreement with Allegiance Healthcare Corporation, a subsidiary of Cardinal Health, Inc. and a leading supplier of medical, surgical and laboratory products, under which Allegiance has agreed to accept orders that are placed through Marketplace@Novation.

     On March 27, 2001, we announced that we have signed agreements with a total of 356 hospitals to use Marketplace@Novation, of which 120 were purchasing products as of that date through the marketplace. We also announced that we have agreements with a total of 69 suppliers, including Owens & Minor, Allegiance Healthcare Corporation and McKesson HBOC.

     On April 2, 2001, we sold USL to Medical Distribution Solution, Inc., or MDSI. MDSI provides information services and products to the healthcare business community.

INDUSTRY BACKGROUND

  GROWTH OF THE INTERNET AND BUSINESS-TO-BUSINESS E-COMMERCE

     The Internet is rapidly changing the competitive landscape of many industries, creating significant opportunities for companies to expand and improve their businesses. Companies have increasingly begun to use the Internet to create business-to-business networks to streamline complex processes, purchase and sell goods and exchange information among fragmented groups of customers, manufacturers and distributors. Gartner, Inc. has estimated that business-to-business e-commerce is expected to grow from $433 billion in 2000 to $8.5 trillion in 2005.

     Business-to-business e-commerce enables buyers and sellers in fragmented markets to reduce supply chain inefficiencies. Sellers are able to cost-effectively access global markets, streamline their sales, marketing and distribution operations, reduce their time to market and efficiently distribute updated product information. Buyers can improve their purchasing processes and easily access current product information and a broad range of products and services.

  HEALTHCARE SUPPLY CHAIN MARKET

     The U.S. healthcare supply chain consists of products and services sold to acute care and alternate site healthcare providers, including:

     - medical supplies;

     - surgical supplies;

     - pharmaceuticals;

     - diagnostic imaging products;

     - business products;

     - laboratory products;

     - dietary and food products and services; and

     - capital equipment and related services.

     The U.S. healthcare supply chain exhibits the following characteristics:

     Large and Growing

     Based on information published by the Health Industry Manufacturers' Association and the Health Care Financing Administration, we believe annual purchasing in the U.S. healthcare supply chain is approximately $200 billion. According to information published by the Health Industry Manufacturers' Association, medical technology manufacturing is growing at a rate of approximately 7% per year. According to information published by the Health Industry Group Purchasing Association, hospital expenditures for pharmaceuticals are growing at a rate of nearly 9% per year.

     Highly Fragmented

     In the U.S., healthcare products are supplied by over 20,000 manufacturers and distributors, ranging from small companies offering single products to Fortune 500 corporations with comprehensive offerings. These suppliers serve a diverse group of buyers, including hospitals, physician practices and clinics. The U.S. market includes approximately 6,000 hospitals, 185,000 physicians' offices and thousands of non-hospital healthcare delivery sites such as outpatient care facilities, nursing homes and ambulatory surgery centers. These organizations may purchase products and services directly or through centralized buying organizations such as GPOs and IDNs.

     Highly Inefficient

     Buyers within healthcare organizations typically purchase products and services from thousands of suppliers. This high degree of buyer and supplier fragmentation and the current means of conducting business result in significant inefficiencies at each step of the procurement process. According to Efficient Healthcare Consumer Response, a 1996 independent study commissioned by a number of industry participants, the supply chain costs of distributing medical products alone totaled approximately $23 billion per year, of which an estimated $11 billion could have been eliminated by more efficient sharing of information, management of orders and movement of products. We believe that these significant inefficiencies still exist in the healthcare supply chain.

     Industry Cost Pressures

     Healthcare providers in the U.S. are under increasing pressure to reduce costs because of increased competition, as well as the ongoing tightening of reimbursement policies by private payers and the government. Healthcare suppliers also are facing increased competition and are continuously seeking ways to increase revenue and reduce costs. As a result, we believe that both healthcare providers and suppliers are increasingly seeking new ways to make their supply chains more efficient.

     Highly Complex

     The U.S. healthcare supply chain is highly complex. There are multiple contracted supply relationships between providers and their manufacturers and distributors, as well as between GPOs or IDNs and distributors and manufacturers. Pricing is complicated, as it depends on a number of factors, including the negotiated contracts between the providers, GPOs or IDNs and the suppliers, tiered structures based on quantity and type of purchase, class-of-trade distinctions within and among healthcare organizations and a complex rebate system that involves providers, manufacturers, distributors, GPOs and IDNs.

  LIMITATIONS OF TRADITIONAL APPROACHES TO BUYING AND SELLING PRODUCTS

     Healthcare Providers

     Large healthcare organizations, particularly hospitals, typically manage their buying activity through a centralized purchasing group as well as at the departmental level. Pricing is either negotiated at the time of purchase, based on long-term contracts negotiated between the organization and its suppliers or, depending on the institution's buying power, based on contracts negotiated on their behalf by an IDN or a GPO. The purchasing process involves evaluating products, negotiating price and delivery, ensuring compliance with purchasing contracts and placing and tracking orders through a variety of paper and electronic means. Outdated or unavailable product and price information, price variability, invoice errors, lack of compliance with negotiated contracts, high inventory levels, poor fill rates and the significant effort required to manage numerous supplier relationships and orders can result in errors and inefficiencies.

     Purchasing decisions in physicians' offices and other small healthcare facilities are generally made by nurses, office managers or administrative staff. Purchasing activities include searching through paper catalogs, placing and tracking orders via telephone or fax machines and receiving frequent, time-consuming visits from numerous medical supply representatives. This approach makes it difficult and time-consuming for buyers to identify, compare and purchase specific items.

     Manufacturers and Distributors

     Manufacturers and distributors have limited resources to support the growing challenge of marketing and selling to the increasingly complex healthcare market. Many organizations lack the necessary infrastructure to establish a worldwide sales and marketing presence. In addition, the high cost of printing and distributing paper catalogs limits the ability of suppliers to cost-effectively provide timely updates of important catalog product and pricing information. Although many suppliers offer online versions of their catalogs, this does not address the primary cause of inefficiency for buyers -- the inability to quickly and easily find products and consolidate orders from different suppliers through a single source. Both manufacturers and distributors face additional challenges. Many manufacturers have limited visibility into customer sales and consumption data, experience high inventory levels and have difficult-to-manage service levels. Many distributors experience high inventory and days sales outstanding levels, and may incur significant costs managing invoice inaccuracies.

     Group Purchasing Organizations and Integrated Delivery Networks

     GPOs and IDNs, which negotiate and manage purchasing on behalf of healthcare organizations, experience lengthy and costly contracting processes with both manufacturers and distributors and have limited information regarding how and when their contracts are being used by the healthcare providers they represent. These problems often result in lower than desirable compliance on the contracts with these healthcare providers and loss of revenue as a result of the lack of information.

  MARKET OPPORTUNITY

     We believe that a significant opportunity exists for business-to-business e-commerce marketplaces that empower healthcare providers, manufacturers, distributors, GPOs and IDNs to optimize their supply chain performance. Private Internet marketplaces can offer several important benefits, including:

     - Buyers and sellers can have improved access to each other, communicate effectively in real time and create new levels of efficiency through the sharing of data and information;

     - Industry, product and pricing information can be centralized, updated and organized for accuracy and simplified access; and

     - The time and costs involved with traditional paper, telephone and fax, as well as electronic data interchange, or EDI, purchasing methods, can be significantly reduced.

OUR SOLUTIONS

     Our solutions enable our customers, principally healthcare providers, manufacturers, distributors, GPOs and IDNs, to significantly improve business processes within their organizations and among their trading partners. We connect these customers to each other via the Internet and other electronic means, aggregate data based on their business transactions and convert this raw data into usable information. This information enables our customers to make better business decisions, and we provide them with the tools to act based on these decisions. Using our products and services, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation. We believe that our solutions can provide our customers the following additional benefits:

  BENEFITS TO ACUTE CARE AND ALTERNATE SITE HEALTHCARE PROVIDERS:

     - reduced price variability;

     - lower pricing;

     - improved invoice accuracy;

     - lower inventory levels;

     - higher fill rates;

     - lower labor costs; and

     - enhanced information capture and access.

  BENEFITS TO MANUFACTURERS:

     - improved sales and consumption data;

     - higher contract compliance;

     - better production efficiencies;

     - lower inventory levels;

     - extension of existing sales and distribution channels into new markets;
       and

     - enhanced ability to manage service levels.

  BENEFITS TO DISTRIBUTORS:

     - improved invoice accuracy;

     - lower inventory levels;

     - lower accounts receivable levels;

     - higher fill rates;

     - lower labor costs; and

     - enhanced information capture and access.

  BENEFITS TO GROUP PURCHASING ORGANIZATIONS AND INTEGRATED DELIVERY NETWORKS:

     - improved compliance;

     - reduced contracting periods; and

     - enhanced information capture and access.

OUR STRATEGY

     Our primary business objectives are aligned with those of our trading partners. We seek to enable our trading partners to reallocate and redirect to their strategic priorities the excess costs that adversely affect their supply chain, reduce the time their employees spend on non-productive activities and offset a significant portion of the capital investment they currently make in redundant and isolated supply chain-related technologies. Our strategy to achieve these objectives includes the following elements:

  INCREASE THE NUMBER OF MARKETPLACES WE BUILD AND OPERATE

     We intend to increase the number of Internet marketplaces we build and operate for our healthcare trading partners. Our three current marketplaces are Marketplace@Novation, which is sponsored by Novation, the largest GPO in the U.S. representing approximately one-third of the acute care market; Canadian Health Marketplace, which is sponsored by Medbuy, the largest national medical GPO in Canada; and NeoMD Marketplace, which is our marketplace for alternate site healthcare providers, primarily physicians. We expect that each of the marketplaces that we intend to establish will be sponsored by an established industry participant, such as a healthcare provider, manufacturer, distributor, GPO, IDN or an organization that represents a collection of providers, manufacturers or distributors.

     By increasing the number of custom marketplaces we build and operate using a common technology platform, we believe we can leverage our platform and technology investments over an increasing number of marketplaces, thereby achieving economies of scale and increasing our return on investment and operating margins.

  INCREASE THE NUMBER OF TRADING PARTNERS THAT UTILIZE OUR MARKETPLACES

     We intend to continue to increase the number of providers, manufacturers and distributors that use our marketplaces. We believe that the value of our products and services to our trading partners will increase as the number of trading partners that use our marketplaces increases. By adding suppliers and broadening the range of products available in our marketplaces, we create additional value for buyers. By attracting more buyers to our marketplaces, we create additional value for suppliers. Our current healthcare trading partners include some of the largest and most widely recognized healthcare providers, manufacturers and distributors in the world.

  ENHANCE THE FUNCTIONALITY OF OUR PRODUCT AND SERVICE OFFERINGS

     We plan to continue to enhance the functionality of our products and services, increasing their value to both current and future trading partners. Our recently announced strategic relationship with i2 will extend our product and service offerings to healthcare trading partners. In addition to augmenting our provider solutions with greater contracting, requisitioning and ordering functionality, our customization of i2's TradeMatrix(TM) platform will provide the healthcare buyer with more product searching, content management and supply chain collaboration capabilities.

     We intend to considerably enhance our product and service offerings to suppliers. We plan to offer demand planning, inventory optimization, cataloging, content management and collaboration tools to healthcare manufacturers and distributors.

  CONTINUE TO FORM KEY STRATEGIC RELATIONSHIPS

     We intend to continue to enter into key alliances with leading technology and healthcare-related organizations to increase the number of marketplaces that we operate, expand the number of our trading partners and usage of our products and services and enhance the functionality of our product and service offerings. Our current strategic partners include Novation, VHA, UHC, Medbuy, i2, Lawson Software, Dell Marketing and Superior Consultant. In addition, we have strategic relationships with a number of healthcare providers and suppliers. We plan to strengthen and broaden these relationships and enter into new strategic relationships.

OUR PRODUCTS AND SERVICES

     Optimized supply chain performance is possible only when each step in the supply chain process is streamlined, accelerated and tightly connected to the processes which precede and follow it. For example, traditionally, when a hospital runs low on a product, such as a syringe, a manual and paper-based process has been required to replace or replenish that product. A nurse, a supplier sales representative or an inventory clerk must complete a paper request for a replacement product and deliver that requisition to the purchasing department. The requisition then is passed to the hospital buyer who will first check, if possible, whether the product is in stock elsewhere in the hospital. If that is not the case, he or she will check the paper contracts on file to ensure that the product is priced properly, then consult a paper catalog to obtain product number and ordering information. When these steps are completed, the buyer will complete a purchase order and fax that order to the supplier of that product.

     This order would be received by a manufacturer or distributor that will return a paper-based confirmation of the order, aggregate that paper order with all of the other paper orders from that hospital, secure the product from the warehouse and ship that product to the hospital. At that time, the manufacturer or distributor will fax an advance shipping notice to the hospital. The hospital will receive the product at its loading dock, document the number of products actually received, forward that information to accounts payable and deliver the product to the department that ordered it. Accounts payable will manually compare the purchase order, the packing slip and the invoice sent by the manufacturer or distributor to ensure that the quantities and prices match. If they do, accounts payable will write a check to the manufacturer or distributor. If they do not, then the accounts payable clerk must review the order with the purchasing department and the manufacturer or distributor to resolve the discrepancy before payment can be made.

     While hospitals, manufacturers, distributors, GPOs and IDNs have made considerable efforts and progress to improve how products, information and money are managed within their organizations, they have not achieved significant levels of progress among their organizations. The average large hospital uses as many as 50,000 stock keeping units, or SKUs, or unique products, from over 2,000 suppliers to deliver patient care and support ancillary operations. The average large GPO manages as many as 300 to 400 contracts with several hundred suppliers for over 200,000 products. The average large manufacturer or distributor services hundreds of hospitals, several thousand locations to which they ship products and over 250,000 SKUs. As difficult as the institutional challenge these organizations have faced in streamlining their internal operations is, it is even more challenging to organize and manage the combined product, information and money that flow among them.

     We offer two broad groups of Internet-based products and services to address the significant challenges of the healthcare supply chain: Marketplace Applications and Trading Partner Services. We believe these products and services will enable our healthcare customers to optimize their individual and collective supply chain performance, extend the investments they have made individually to improve supply chain operations and enable a much greater degree of collaborative commerce among them.

  MARKETPLACE APPLICATIONS

     Marketplace Applications are the Internet-based software products that we provide to our healthcare trading partners. These applications, consisting of Access Manager, Requisition Manager, Order Manager,

Report Manager, Catalog Manager and NeoConnect, provide a comprehensive supply chain solution for a broad range of activities, from product use to replenishment and from ordering to payment.

     Access Manager

     Access Manager controls which services and functions each user can perform within a Neoforma-powered marketplace. This application is similar to, though much more complicated than, the password-based process an individual would use to access a consumer website. Each potential user in the healthcare provider organization, manufacturer organization, distributor organization and/or GPO must be profiled to determine his or her appropriate and specific level of access to, and use of, our marketplaces. This profile contains information such as level of spending authority, product selection, work-flow and information access. Access Manager enables us to customize our marketplace solutions, providing customer-specific access within a shared and scaleable application.

     Requisition Manager

     Requisition Manager allows users to access product information, create requisitions and electronically submit them as purchase orders through a marketplace. Additionally, Requisition Manager will provide custom templates to enable the end-user to design, in advance, quick order sheets to aggregate the products they order most frequently. Currently, Requisition Manager can be used as a stand-alone requisitioning system or as a supplement to a healthcare organization's existing requisitioning system.

     Order Manager

     Order Manager allows buyers to view the status of an order that has been transmitted through a marketplace. All transaction documents related to an order are dated, time stamped and viewable online. These transaction documents include the purchase order, purchase order confirmation, advance shipping notice, pricing update and other key communications between buyer and supplier.

     Report Manager

     Access to accurate and timely reports for purchasing expenditures is an important element of maintaining an efficient e-commerce system. Report Manager provides a variety of user-definable reports for each of our marketplace services. The reports deliver: information to manage purchasing, drive compliance, reduce costs and increase savings; consolidated and detailed views of usage, purchasing, compliance and pricing, ensuring that purchasing systems are working as efficiently as possible; and information to manage standardization, off contract buying, pricing and purchasing activity at all levels of the organization.

     Catalog Manager

     Catalog Manager allows suppliers to add, edit and upload their product catalog directly. By providing suppliers the ability to manage their catalog information, such as product identification and units of measure, via the Internet, Catalog Manager enables suppliers to provide catalog information directly to customers using our marketplaces, as well as to manage this information in a single database. In future releases, we expect that Catalog Manager will provide a vehicle for suppliers to distribute content to customers.

     NeoConnect

     NeoConnect is a core component of our marketplace solutions. It provides the tools, interfaces and methodologies to integrate our marketplaces with the legacy systems of both buyers and sellers. NeoConnect facilitates business transactions by supporting industry standard business document formats, including EDI and XML.

     TRADING PARTNER SERVICES

     Through our Trading Partner Services, we offer comprehensive e-commerce solutions for hospitals by delivering robust and economical technology and a variety of advisory and specialty services to help healthcare organizations accelerate their readiness to adopt e-commerce and increase the effectiveness and results of e-commerce initiatives. Trading Partner Services include Item Data Readiness, Custom Connectivity and Staff Augmentation.

     We plan to offer similar services to manufacturers and distributors.

     Item Data Readiness

     We provide data management services to healthcare organizations for data scrubbing, rationalization, categorization and analysis. The ability for hospitals and their materials managers to maintain accurate and clean information for medical and surgical products in an item master is a significant challenge. A typical item master includes products that a hospital no longer purchases, multiple listings for the same product, inaccurate manufacturer catalog numbers, unclear product descriptions, duplicate entries and multiple units of measure. These issues can cause pricing errors and result in excess inventory, and the correction or reconciliation of these errors by a materials manager or hospital typically requires significant attention and resources, resulting in further inefficiencies.

     Our experts work with hospital staff to understand their business processes and rules. We then apply our customers' unique rules in combination with our expertise to deliver an up-to-date, cleansed item master with information that can be used in the materials management, operating room and other systems within the healthcare organization. A clean item master results in more accurate purchase orders, improved inventory tracking and reduced time required to correct mistakes. We also provide training to hospital staff to maintain a clean item master on an ongoing basis.

     Custom Connectivity

     We assist healthcare provider organizations in utilizing their current system infrastructure and maximizing the value of previous investments. Our connectivity solutions address the limitations of their current infrastructure by providing applications and services that provide data and information in a more timely, accurate and efficient manner. By incorporating our technology into existing systems, we help healthcare organizations improve the management of their business operations and reduce the time and resources required to complete their tasks. In addition, we provide system connectivity and e-commerce capabilities that allow healthcare organization to perform many functions such as data warehousing and online communications to remote sites.

     Our connectivity team has experience with many healthcare organizations nationwide, and works with each hospital's staff to address the specific needs of the organization. We assist with all levels of connectivity, including customized applications and sophisticated interface requirements. Some of the specific services include:

     - Accelerated implementation of an e-commerce interface for uncommon materials management information systems;

     - Custom programming to incorporate specific requirements unique to the organization;

     - Custom interfaces between the e-commerce platform and specific applications, such as data warehousing, cost accounting, operating room scheduling and warehouse management systems; and

     - Connectivity to all satellite locations affiliated with an organization.

     Staff Augmentation

     We offer staffing assistance to healthcare organizations that are implementing our marketplace solutions. We provide staff that understands the information systems, logistics, service level requirements, standardization and utilization benefits, and overall workflow requirements for the organization undergoing the transition to our marketplace solutions. Our team has experience with many healthcare organizations nationwide. We work with hospital staff to utilize existing investments in technology, coupled with the Internet, so that an organization can save time and money and dedicate increased resources to patient care.

OUR TRADING PARTNERS

     Our marketplaces empower our healthcare trading partners, including acute care and alternate site healthcare providers, suppliers and GPOs, to optimize their supply chains.

  PROVIDERS

     Provider organizations using our marketplaces include independent hospitals, hospital alliances, IDNs, physician offices, multi-specialty groups, clinics and other alternate site healthcare organizations.

     Our key hospital alliance trading partners are VHA, the largest association of not-for-profit hospitals in the U.S., and UHC, the largest group of university-based academic medical centers in the U.S. Collectively, VHA and UHC represent approximately 2,200 hospitals that account for $35 billion in annual supply consumption, both through online and traditional purchasing methods.

     As of March 27, 2001, we had agreements with 292 VHA, 63 UHC and one HPPI member hospitals, which collectively represent approximately $8.8 billion in annual supply purchasing, both through online and traditional purchasing methods. These agreements name us as the exclusive e-commerce provider and require each hospital to conduct 50% of its available purchasing through Marketplace@Novation within a specified time period. Our customers include some of the leading hospitals in the U.S., such as:

     - Allina Health System;

     - Crozer Keystone Health System;

     - Evanston Northwestern Healthcare;

     - Memorial Hermann Hospital System;

     - Novant Health;

     - Ohio State University Medical Center;

     - Shands University of Florida;

     - University Hospitals of Cleveland;

     - University of California, Los Angeles Healthcare;

     - The University of California, San Diego Medical Center;

     - The Medical Center at the University of California, San Francisco;

     - University of Utah Hospitals and Clinics; and

     - Yale New Haven Health System.

     As of March 27, 2001, we also had agreements with approximately 18,000 physicians and 250 long-term care facilities.

  SUPPLIERS

     As of March 27, 2001, we had agreements with 69 manufacturers and distributors to offer their products for sale in our marketplaces. These suppliers represent approximately $6 billion in annual sales to healthcare providers in our marketplaces. Our current suppliers include leading companies such as:

     - Allegiance Healthcare;

     - Boise Cascade Office Products;

     - Buffalo Hospital Supply;

     - The Burrows Company;

     - Caligor Medical Division HSIC;

     - Dade Behring;

     - Eastman Kodak;

     - Kimberly-Clark;

     - Marconi Medical Systems' Health Care Products Division;

     - McKesson HBOC;

     - Medical Action Industries;

     - Nycomed Amersham Imaging;

     - Owens & Minor;

     - Professional Hospital Supply;

     - Standard Textile; and

     - Sunrise Medical Home Healthcare Group.

     Our agreements with these suppliers provide for the payment to us of a fee equal to a negotiated percentage of the purchase price of products that are sold through our marketplaces.

     Our agreements with distributors enable buyers to purchase products from a significantly greater number of additional manufacturers, including Beckman Coulter, Becton Dickinson, C.R. Bard, DeRoyal, Fuji, Johnson & Johnson, Maxxim Medical, Minnesota Mining & Manufacturing, or 3M, Smith & Nephew, Steris and Tyco International.

  GROUP PURCHASING ORGANIZATIONS

     Our key GPO trading partners are Novation, the supply management organization owned by VHA and UHC, and Medbuy, the largest national medical GPO in Canada. Collectively, these GPOs have agreements with more than 400 manufacturers and distributors. Novation hospital members purchase approximately $15 billion annually under Novation contracts, and Medbuy hospital members purchase approximately $115 million annually under Medbuy contracts. These figures include both online and traditional purchasing.

STRATEGIC ALLIANCES

     We enter into alliances with leading technology and healthcare-related service organizations to enhance the portfolio of products and services that we offer to our trading partners, collaborate on research and development, increase usage of our marketplaces and extend our sales and marketing resources. We have entered into strategic alliances in the following areas:

  MARKETPLACE SPONSORS

     We have entered into strategic relationships with the sponsors of our two acute care focused marketplaces, Marketplace@Novation and Canadian Health Marketplace. Both marketplace sponsors are established healthcare industry participants. We believe that strategic alliances with established industry participants accelerate adoption of our marketplaces.

     Marketplace@Novation is sponsored by Novation, the U.S.'s largest healthcare GPO, and its owners, VHA and UHC. The approximately 2,200 member hospitals of Novation, VHA and UHC collectively purchase approximately $35 billion in products and services annually, which represents approximately one-third of the U.S. acute care market. We entered into a ten-year relationship with Novation, VHA and UHC, in which these organizations named us as the exclusive e-commerce solution that they promote to their members.

     Canadian Health Marketplace is sponsored by Medbuy, Canada's largest national medical GPO that represents more than 20% of the Canadian healthcare market, measured in active beds for acute, pediatric and long-term care. We entered into a ten-year strategic relationship with Medbuy to jointly develop a comprehensive Internet solution for the Canadian healthcare market. The agreement names us as Medbuy's exclusive provider of an Internet e-commerce solution for the procurement of products and services.

  TECHNOLOGY PARTNERS

     We believe that by entering into strategic relationships with leading technology companies, we can effectively expand our portfolio of services and solutions and leverage the sales, marketing and services reach of our technology partners.

     We have entered into a series of agreements with i2, a leading provider of marketplace solutions, to develop, deploy and market Internet supply chain solutions for healthcare. Using i2's TradeMatrix Solutions, we expect our Internet marketplaces to deliver greater value-added services and supply chain applications to the healthcare community, including healthcare manufacturers, distributors and providers, to improve trading relationships and reduce costs. We are collaborating on product development, marketing, sales and service activities, and will share revenue. Our initial focus will be to use i2's technology to enhance our existing marketplace infrastructure via i2's TradeMatrix solutions, and to accelerate the delivery of value to our manufacturer and distributor trading partners by providing them with access to i2's supply chain applications via our marketplaces.

     We have formed a strategic alliance with Lawson Software to integrate their Internet supply chain solutions for the healthcare industry into our marketplaces. We will integrate the lawson.insight(TM) e-Procurement Service with our healthcare marketplace solutions to provide an end-to-end e-procurement solution for Lawson healthcare customers. Under the terms of the agreement, we will jointly develop application programming interfaces that will enable Lawson users to integrate their internal systems with our healthcare supply chain marketplaces. In developing these interfaces, we and Lawson plan to enable higher levels of supply chain collaboration and information sharing, which should result in lower costs and improved efficiencies for healthcare supply chain participants.

     We also have licensing and operating agreements with a number of other leading technology companies, including BEA Systems, CrossWorlds, iPlanet, Moai Technologies, Oracle, Resonate, Sterling Commerce, Sun Microsystems, TIBCO and webMethods.

SALES, MARKETING AND SERVICE

     We sell our products and services through a direct field sales force in our sales and services organization and through our targeted sales forces within our marketplace management teams, such as our NeoMD Marketplace organization. The direct field sales force in our sales and services organization primarily targets the acute care healthcare provider market and focuses on signing hospitals to participate in our marketplaces. This sales force works closely with our implementation specialists to speed our response to customers' needs and to ensure that each customer has a single point of contact within our organization. Marketplace management teams support specific marketplace customers and integrate those customers into the ongoing selling effort required to enroll new buyers and sellers into those marketplaces. Our field sales forces have significant experience in the sale of medical products, equipment and information technology systems.

     Our relationships with a number of our strategic partners include joint and cross selling and marketing of our marketplaces, services and solutions. For example, under our strategic relationship with Novation, VHA and UHC, the sales forces of these organizations are exclusively promoting our e-commerce solution to providers and suppliers. Novation has a greater than 100 person field organization focused on bringing supply chain solutions to VHA and UHC members, including Marketplace@Novation, and a greater than 50 person sales force that focuses on suppliers. In addition, under our agreements with i2, the i2 sales force is promoting the use of our products and services to existing and potential customers.

     Our marketing organization supports the marketing needs of our marketplace management teams, our co-marketing activities with our strategic partners and our overall corporate marketing initiatives. Our marketing programs include traditional and Internet-based marketing initiatives to increase awareness of our brand and to attract new buyers and suppliers to our products and services. These programs include a variety of public relations initiatives, such as participation in industry conferences and trade shows and ongoing relationships with healthcare, Internet and technology media and industry analysts. We believe these relationships significantly extend our internal sales resources and will accelerate adoption of our marketplaces. We believe that the collective resources represented by our alliance partners, combined with our internal resources, represent one of the largest sales and marketing organizations in the healthcare industry.

     We believe that we can strengthen our relationships with our trading partners by providing good account management, customer support and service. Our customer service organization provides support to our customers twenty-four hours a day, seven days a week on topics such as communications, marketplace functionality and access, training in marketplace use and management and document tracking. Additionally, we expect that customer service will provide premium services for a fee to customers who require more personal attention, greater staff support and/or extended training services.

     Our worldwide sales, marketing and customer service group consisted of 148 full-time employees as of December 31, 2000.

TECHNOLOGY

     We have invested, and will continue to invest, in both systems and software to provide the platform for building and operating Internet marketplaces that optimize supply chain performance. We have developed technology infrastructure to address the three primary elements of a hosted supply chain marketplace: connectivity, content and hosted solutions. These services are deployed on a marketplace platform that we plan to continue to enhance on a periodic release basis.

  FUNCTIONALITY

     Connectivity

     The first step in delivering value to our customers is connecting their people and business information systems to our marketplaces. Our connectivity infrastructure, NeoConnect, includes both dial-up and Internet-based access for healthcare providers, manufacturers and distributors, deployed to operate as a high-availability, redundant system. We leverage commercial technologies from leading vendors to support transaction routing and reporting, and have developed custom software to connect these various solutions. Our connectivity infrastructure is designed to support increasing transaction volumes from acute care and alternate site healthcare buyers, manufacturers and distributors consistent with our forecast growth. NeoConnect supports extensive bi-directional transaction sets, including ordering, confirmation, shipping notices, invoicing and catalog updates, and is adaptable to trading partners who use existing EDI systems, XML-based communications and/or web-based interfaces to our marketplaces.

     Content

     We have invested in extensive catalog and transaction content indexing and normalization efforts. We plan to continue to provide content rationalization services, both directly and through our partners, to enable healthcare providers, manufacturers and distributors to make buying and selling decisions, evaluate performance against committed contracts and understand standardization opportunities. Our content solutions leverage internally developed applications for moving, indexing and cross-referencing data which can be leveraged across multiple marketplaces. Additionally, we use commercial applications to store, search and display this data for use by both provider and supplier customers. We intend to continue to develop and extend our content business to include additional products, cross-references between suppliers and contracts and other value added services that facilitate supplier and provider communication.

     Hosted Solutions

     Our marketplaces consist of a number of web-based services, including user administration, requisitioning and approvals, contract management and optimization, reporting and analysis, order management and catalog maintenance. We have developed these and other services in close consultation with hospital, physician office, manufacturer, distributor and GPO user groups. Our currently deployed marketplaces reflect the prioritized services necessary to enhance the performance of our customers' supply chains. We believe that additional application development, both in-house and with our technology partners, will further extend the breadth of solutions available to support high-value collaborations between current and potential trading partners. As a part of our relationship with i2, we plan to deploy some of the applications from i2's portfolio as hosted solutions for use within our marketplaces.

  INFRASTRUCTURE

     Open Architecture

     Our open architecture supports integration with our users' existing legacy systems. The ability to integrate with these diverse systems is important for us to aggregate a wide range of providers and suppliers in our marketplace with minimal disruption to their existing processes. Our architecture is based on industry standards, enabling us to rapidly introduce new features and functionality.

     Scalability, Performance and Availability

     Our highly modular, distributed architecture is designed to enable us to readily add capacity as the number of users and transactions increase on our system. We have fully-redundant hardware systems which, when combined with our distributed architecture, enable us to provide our services on an uninterrupted basis, even in the event of partial system failure. By locating our data center at an Exodus Communications hosted facility, we are able to easily and rapidly expand our network bandwidth and maintain the physical security of our systems. We have invested in, and plan to continue to support, a co-located backup system in the event of geographic catastrophe.

     Security

     Our platform for building and operating Internet marketplaces contains a variety of features to ensure the secure transmission of business information among multiple trading partners and to protect against communication failures. We use SSL, or secure sockets layer, an Internet security protocol, at appropriate points in the transaction flow to protect user information during transactions. User information is encrypted to provide a high degree of security. Our employees do not have access to user information, except as necessary to perform customer service functions. The system authenticates users through standard secure login and password technologies.

PRODUCT DEVELOPMENT AND OPERATIONS

     We intend to continue to expand and enhance the functionality of our products and services. We are currently focusing our product development resources on enhancing our infrastructure to support increasing transaction volumes, delivering supply chain solutions that support ordering and pricing visibility for our trading partners, extending our sourcing catalog services, and improving our extensive reporting and analytics functionality. We intend to continue to enhance our existing solutions within our marketplaces on a periodic basis and launch new solutions that provide increased utility and value for healthcare manufacturers, distributors and providers.

     Our future product development efforts will focus on extending the enterprise and supply chain analytics capabilities made possible by the transaction volume and data flow through our marketplaces, providing demand and procurement collaboration services for our trading partners and developing contracting and performance solutions to support committed purchasing and supply relationships.

     For both our current and future product development activities, we plan to continue to leverage our technology partners to accelerate delivery and hedge development risk. Our strategic relationship with i2 includes provisions for conducting joint development products aimed at extending the i2 solution suite to specifically address the needs of the healthcare supply chain. These joint development projects include the definition of a specific statement of work, commitment of resources by both us and i2 and the assignment of intellectual property on a project-by-project basis.

     Our product development and operations group is responsible for translating customer needs into detailed functional and technical specifications, configuring and developing software applications and web services to meet these specifications, testing and verifying performance and operating in a high-availability production environment. As of December 31, 2000, we had 75 full-time employees in this organization. Depending on the number and complexity of current development projects underway, our staff is augmented using both independent contractors and consulting firms.

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

     We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license TradeMatrix software from i2 to offer procurement and order management functions. We also license Gentran software from Sterling Commerce for the processing of order transactions from our customers. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, the diversion of resources from the development of our products, the inability to generate revenues from new products sufficient to offset associated acquisition costs and the maintenance of uniform, effective products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our services until equivalent technology can be identified, licensed or developed and integrated into our current technology. These delays, if they occur, could seriously harm our business.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any resulting litigation could result in substantial costs and diversion of resources, and could seriously harm our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

     Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. For example, on January 14, 2000, Forma Scientific informed us that it believed our use of "Neoforma" and "Neoforma.com" violated its trademark rights in "Forma" and "Forma Scientific." On September 12, 2000, we entered into a settlement agreement with Forma Scientific under which we agreed to modify our logo so that the mark "Neoforma" is presented to viewers as one word without any form of distinction separating the "Neo" portion of the mark from the "Forma" portion of the mark. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business would be seriously harmed.

COMPETITION

     The healthcare supply chain market is new, rapidly evolving and highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the healthcare supply chain. Competitors include:

        - e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy, Broadlane, MedAssets, MedChannel and Medpool;

        - healthcare exchanges that have been formed by suppliers, namely Global Health Exchange, which was founded by five healthcare manufacturers, Abbott Laboratories, Baxter International, General Electric Medical Systems, Johnson & Johnson and Medtronic, and HealthNexis, which was formed by four healthcare distributors, Amerisource, Cardinal Health, Fisher Scientific and McKesson HBOC;

        - suppliers that have created their own websites that offer e-commerce functions to their customers for the sale of their products and services;

        - enterprise resource application software vendors that offer solutions in the healthcare market, such as SAP, Oracle, PeopleSoft, Lawson and McKesson HBOC;

        - vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One; and

        - supply chain software vendors, including Manugistics and Logility.

     We believe that companies in our market compete to provide services to suppliers based on:

        - brand recognition;

        - number of buyers using their services and the volume of their purchases;

        - level of bias, or perceived bias, towards particular suppliers;

        - existing relationships;

        - compatibility with suppliers' existing distribution methods;

        - the amount of the fees charged to suppliers;

        - functionality, ease of use and convenience;

        - ability to integrate their services with suppliers' existing systems and software; and

        - quality and reliability of their services.

     In addition, we believe that companies in our market compete to provide services to buyers based on:

        - brand recognition;

        - breadth, depth and quality of product offerings;

        - ease of use and convenience;

        - number of suppliers available through their marketplace;

        - ability to integrate their services with buyers' existing systems and software;

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

     Our current and potential competitors' services may achieve greater market acceptance than ours. Our existing and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to buyers and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our buyer and supplier base or retain our current buyers and suppliers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, gross margins and market share.

EMPLOYEES

     As of December 31, 2000, we had 251 full-time employees, including 148 in sales, marketing and customer service, 43 in product development, 32 in operations and 28 in general and administrative functions. Our future success will depend, in part, on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good. We also use independent contractors to support our services. We use a firm based in India to digitize and format product information for our Shop service. We plan to use a third party specializing in Internet support to respond to our most common customer service requests.

ITEM 2. PROPERTIES

FACILITIES

     As of December 31, 2000, our executive, administrative and operating offices were located in approximately 116,000 square feet of office space located in San Jose, California under a lease scheduled to expire in March 2007. We occupy approximately 84,300 square feet of this facility, and sublease approximately 31,700 square feet to another corporation under a sublease that expires in October 2003. We have been in this facility since April 2000, at which time we moved from our previous headquarters located in Santa Clara, California. At the time of our move, we entered into agreements to terminate our leases in Santa Clara.

     We also lease offices in San Francisco, California, Atlanta, Georgia and Carlisle, Pennsylvania. Our San Francisco office is located in the previous headquarters of Pharos. The facility is approximately 2,400 square feet, and the lease expires in December 2004. Our Atlanta office is approximately 3,900 square feet and the lease expires in October 2002. Our Carlisle office is located in the previous headquarters of USL. The facility is approximately 6,700 square feet and the lease expires in March 2002. As part of the sale of USL to MDSI in April 2001, MDSI assumed the operating lease on this facility as of the closing date.

     We also maintain two facilities in the metropolitan area of Chicago, Illinois for our Auction operations. We entered into a lease that expires in February 2004 for our facility located in Arlington Heights, Illinois, which is 19,765 square feet of office and warehouse space which serves as the headquarters for our Auction operations. Additionally, we entered into a lease which expires in November 2002 for a second location in the

Chicago area in Elk Grove Village, Illinois. The facility is approximately 124,000 square feet of primarily warehouse space and serves as storage for consigned or purchased items until they are sold in an auction. We also maintain a lease which expires in July 2001 on a facility in Santa Fe Springs, California, which is approximately 21,000 square feet of warehouse space for consigned items and the primary location of our auction activities on the West Coast. As the result of our planned divestiture of our Auction operations, we anticipate transferring these leases to the purchaser of our Auction operations.

ITEM 3. LEGAL PROCEEDINGS

     On October 30, 2000, we were formally served with a complaint entitled Healthworks, Inc. against Neoforma.com, Inc., and Jeffrey H. Kleck, Index No. 604682-00, Supreme Court of the State of New York, County of New York. The complaint indicated that Healthworks had filed suit against us seeking relief of its obligations under two contracts between itself and us. Healthworks alleges that we failed to fulfill our obligations under a basic commerce agreement and letter of intent (the "Basic Agreement"), and we have thus breached the Basic Agreement. Further, Healthworks is claiming that a consulting services and capital equipment purchasing agreement (the "Consulting Agreement") was obtained via fraudulent means, and, as a result, should be rescinded. We believe that Healthworks' case is without merit, and plan to vigorously defend this action. We do not believe this litigation will have a material impact on our financial statements.

     On October 30, 2000, we filed a complaint for breach of contract entitled Neoforma.com, Inc. v. Continuum Health Partners, Inc. and Healthworks, Inc., in the Superior Court of the State of California, County of Santa Clara. The complaint indicates that Healthworks and Continuum Health Partners, Inc. are in breach of both the Basic Agreement and the Consulting Agreement, both of which were entered into by Healthworks acting as an agent for Continuum. The complaint indicates that the breach was created by Healthworks' and Continuum's refusal to pay amounts due to us under the agreements, despite the fact that we had performed on our obligations under those agreements. We are seeking compensatory damages in excess of $1.0 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been traded on the Nasdaq National Market under the symbol "NEOF" since January 24, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock.

     The following table sets forth the high and low closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                HIGH     LOW
                                               ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2000
  First quarter (from January 24, 2000)......  $73.53   $16.38
  Second quarter.............................  $16.19   $ 6.06
  Third quarter..............................  $ 8.19   $ 2.69
  Fourth quarter.............................  $ 3.31   $ 0.63

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. See "Managements' Discussions and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results."

RECENT SALES OF UNREGISTERED SECURITIES

     On October 18, 2000, we canceled VHA's warrant to purchase up to 30,845,020 shares of our common stock and issued to VHA 30,845,020 shares of our restricted common stock in substitution for such warrant. The restricted common stock that we issued to VHA is subject to the identical performance-based vesting criteria to which the warrant was subject.

     The securities issuances set forth above were not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder for transactions by an issuer not involving a public offering.

HOLDERS OF RECORD

     As of March 31, 2001, there were approximately 729 holders of record of our common stock. This number does not include a significant number of stockholders for whom shares were held in a "nominee" or "street name."

DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, the terms of some of our credit facilities prohibit us from paying cash dividends on our capital stock without the prior consent of the lender.

USE OF PROCEEDS

     We sold 8,050,000 shares of our common stock on January 24, 2000, pursuant to a registration statement on Form S-1, Registration No. 333-89077, which was declared effective by the Securities and Exchange Commission on January 24, 2000. From January 24, 2000 through December 31, 2000, we used substantially all of the net proceeds from our initial public offering primarily to fund operating losses and working capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the period from inception (March 6, 1996) to December 31, 1996, and the years ended December 31, 1997, 1998, 1999 and 2000 are derived from our historical consolidated financial statements. When you read this selected consolidated financial data, it is important that you also read the historical financial statements and related notes included in this report, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

     See Note 2 of notes to consolidated financial statements for an explanation of the determination of the number of shares used in computing per share amounts.

                                                                                    YEAR ENDED
                                             PERIOD FROM INCEPTION                 DECEMBER 31,
                                              (MARCH 6, 1996) TO     ----------------------------------------
                                               DECEMBER 31, 1996      1997      1998       1999       2000
                                             ---------------------   ------   --------   --------   ---------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  Sales of equipment.......................         $   --           $   --   $     --   $     --   $   4,629
  Transaction fees.........................             --               --         --        929       2,273
  Services.................................             --               --         --         --         959
  Website sponsorship fees and other.......             --               --         --         75       2,585
                                                    ------           ------   --------   --------   ---------
    Total revenue..........................             --               --         --      1,004      10,446
Operating Expenses:
  Cost of equipment sold...................             --               --         --         --       3,544
  Cost of services.........................             --               --         --         --       8,247
  Operations...............................             --               --        627      5,941      13,517
  Product development......................             31              179      1,494      8,161      24,599
  Selling and marketing....................            111              153      1,411     16,860      53,216
  General and administrative...............             54               76      1,075     17,937      25,922
  Amortization of intangibles..............             --               --         --        715      25,700
  Amortization of partnership costs........             --               --         --         --      30,491
  Cost of warrant issued to recruiter......             --               --         --      2,364          --
  Write-off of acquired in-process research
    and development........................             --               --         --         --      18,000
  Abandoned acquisition costs..............             --                          --         --       2,742
  Restructuring............................             --               --         --         --       2,100
  Costs of anticipated divestitures........             --               --         --         --      14,446
                                                    ------           ------   --------   --------   ---------
    Loss from operations...................           (196)            (408)    (4,607)   (50,974)   (212,078)
Other Income (Expense):
  Interest income..........................             --               --         66        659       4,464
  Interest expense.........................             --              (15)       (22)      (676)     (1,289)
  Other income (expense)...................            142                7         --        (29)         88
                                                    ------           ------   --------   --------   ---------
    Net loss                                        $  (54)          $ (416)  $ (4,563)  $(51,020)  $(208,815)
                                                    ======           ======   ========   ========   =========
Basic and diluted net loss per share                $(0.01)          $(0.05)  $  (1.65)  $ (19.15)  $   (2.49)
                                                    ======           ======   ========   ========   =========
Weighted-average shares -- basic and
  diluted                                            8,000            8,083      2,762      2,664      83,948
                                                    ======           ======   ========   ========   =========
Pro forma basic and diluted net loss per
  share (unaudited)                                                           $  (0.36)  $  (1.63)  $   (2.41)
                                                                              ========   ========   =========
Weighted average shares -- pro forma basic
  and diluted (unaudited)                                                       12,848     31,282      86,585
                                                                              ========   ========   =========

                                                                           DECEMBER 31,
                                                          -----------------------------------------------
                                                           1996     1997     1998       1999       2000
                                                          ------   ------   -------   --------   --------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.......  $    7   $   32   $   812   $ 46,775   $ 29,760
Working capital.........................................      38      (23)      214     36,888     (3,447)
Total assets............................................      51       55     1,672     77,369    513,938
Notes payable, less current portion.....................      75      385       279      7,743      5,458
Mandatorily redeemable convertible preferred stock......      --       --     3,884     88,812         --
Total stockholders' equity (deficit)....................     (34)    (390)   (3,155)   (31,863)   468,791

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should always be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors including those discussed in "-- Factors That May Affect Future Operating Results" and elsewhere in this report.

OVERVIEW

     Neoforma is a leading healthcare supply chain solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance. The healthcare market has a number of characteristics that make it suited for an Internet-based marketplace solution, including its large size, high degree of fragmentation, significant inefficiencies, industry cost pressures and highly complex supply chain. Our solutions enable the participants in the healthcare supply chain market, principally healthcare providers, manufacturers, distributors, GPOs and IDNs, to significantly improve business processes within their organizations and among their trading partners. Using our products and services, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

     Our solutions consist of web-based products and services for our customers, or trading partners, as well as other services offered that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include both acute care and alternate site healthcare providers, manufacturers and distributors to these healthcare providers, GPOs and IDNs.

     Our primary business objectives are aligned with those of our trading partner customers. We seek to enable our customers to reallocate and redirect to their strategic priorities the excess cost that adversely affect their supply chain, reduce the time our trading partners' employees spend on non-productive activities and offset a significant portion of the capital investment our trading partners currently make in redundant and isolated supply chain-related technologies. Our strategies to achieve these objectives are to increase the number of custom marketplaces we build and operate, increase the number of trading partners that utilize our marketplaces, enhance the functionality of our product and service offerings and continue to form key strategic relationships.

     Historically, we have offered four primary services -- Shop, Auction, Plan and Services Delivery. Our Shop service provides private marketplaces where buyers can easily identify, locate and purchase new products and suppliers can access new customers and markets. Healthcare providers can use our Shop service to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service creates an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provides interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believe represent industry best practices, together with floor plans and information about the products in the room. This information helps reduce the complexities of planning and outfitting facilities, which we believe increases the appeal of our website to the facility planners responsible for many product purchasing decisions. Our Services Delivery service provides scaleable and cost-effective implementation solutions for both healthcare providers and suppliers.

     The Neoforma website was first launched in 1997 and following its introduction, we have added a number of enhancements and additional functionality to the site. Initially, our website only provided information for healthcare professionals, but in 1999 we began offering e-commerce services with the introduction of our initial Auction service, AdsOnline, and subsequently expanded our services with the introduction of our second and third Auction services, AuctionLive and AuctionOnline, in the second half of 1999. We introduced our first true marketplace offering in August 1999 with the launch of Shop functionality on the Neoforma website. Since we introduced our Auction and Shop services, we have focused on expanding and enhancing our services, establishing relationships with suppliers of products to healthcare providers, expanding our purchaser base, developing strategic alliances, promoting our brand name and building our operating infrastructure.

     In late fiscal 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces to optimize supply chain performance for our trading partners. As part of this effort, we developed a plan to eliminate any operations that are not aligned with this core strategy. As such, we intend to divest our Auction operations, as well as portions of our Plan operations. On April 2, 2001, we implemented part of this strategy by selling USL, part of our Plan operations, to MDSI.

     To date, our principal source of revenue has been transaction fees paid by the sellers of products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the products sold through Shop or Auction. During 2000, we also received revenue from the following sources:

     - setup fees from participating sellers to digitize their product information for display on our website as part of our Shop service;

     - subscription fees paid by healthcare providers and manufactures and distributors of products for participation in private marketplaces for products and supplies;

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

     - license fees from the sale of software tools and related technical information for the equipping and planning of healthcare facilities; and

     - service delivery fees for implementation and consulting services paid by users of our marketplaces.

     We recognize transaction fees as revenue when the seller confirms a buyer's order. Setup fees are recognized upon completion of the related services. For live and online auction services, we recognize seller transaction fees, as well as a buyer's premium, when the product is sold. As a result of our planned divestiture of our Auction operation, we expect to recognize significantly less revenue from our live and online auction services in 2001 and no such revenue subsequent to the completion of this divestiture. Product revenue, representing the difference between the amount we pay for the equipment and the price paid on resale, is recognized when the product is shipped or delivered, depending on the shipping terms associated with each transaction. Sponsorship and subscription fees are recognized ratably over the period of the agreement. With respect to software licenses, license fees are recognized when the software has been delivered and there are no other contingencies related to our performance. If license fees are contingent upon our performance subsequent to delivery, we defer recognition of such fees or the fair market value of the undelivered element requiring performance until we have completed performance. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services delivery revenue for implementation and other services, including training and consulting, is recognized as services are performed for time and material arrangements and using the percentage of completion method based on labor input measures for fixed fee arrangements.

     Both our operating expenses and our revenue increased significantly over the course of fiscal 2000. The revenue increases resulted from growth primarily in Shop and Plan, as well as the addition of the Services Delivery revenue stream in mid-2000. The increases in the operating expenses were due to a number of factors including increases in staffing in our development and sales organizations and elsewhere in our organization, including contractors and consultants, costs of strategic partnerships entered into during the year, costs associated with the restructuring of our organization and costs associated with being a publicly traded company such as increased reporting and regulatory oversight requirements. During the course of fiscal 2000, our headcount increased from 269 full-time employees as of December 31, 1999 to as many as 326 during the year, and decreased to 251 full-time employees as of December 31, 2000 as a result of the reduction in force we announced on May 25, 2000 and normal attrition.

     In order to acquire certain software and technology for use in our Shop, Auction and Plan services, on January 18, 2000 we acquired Pharos Technologies, Inc., a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $22.8 million consisted of approximately 2,000,000 shares of common stock valued at approximately $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 shares were subject to repurchase rights which lapse over the original four-year vesting period of the shares. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million were allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was charged to expense during the first quarter of fiscal 2000. The developed technology is being amortized over an estimated useful life of three years. The goodwill is being amortized over an estimated useful life of five years.

     In connection with the acquisition of Pharos, we allocated $3.0 million of the purchase price to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     We allocated values to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the Pharos' next-generation technologies.

     The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Pharos and its competitors.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of planning, designing, coding, prototyping and testing activities that were necessary to establish that the developmental Pharos technologies met their design specifications including functional, technical and economic performance requirements. Anticipated completion dates ranged from six to nine months, at which times Pharos expected to begin selling the developed products. Development costs to complete the research and development were estimated at approximately $2.0 million.

     Pharos' primary in-process research and development projects involved designing new technologies and an application platform for a next generation content syndication solution, including enterprise application integration. The estimated revenue for the in-process projects was expected to peak within three years of acquisition and then decline as other new products and technologies were expected to enter the market.

     Operating expenses were estimated based on historical results and management's estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     The rates utilized to discount the net cash flows to their present value were based on the estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 35 to 40% were appropriate for the in-process research and development, and discount rates of 25% were appropriate for the existing products and technology. These discount rates were commensurate with Pharos' stage of development and the uncertainties in the economic estimates described above.

     In March 2000, we acquired U.S. Lifeline, Inc., or USL, a healthcare content company. USL provides supply chain information to senior-level executives in the manufacturing, distribution, provider and GPO communities through web-based subscription products, industry newsletters and research. The total purchase price of approximately $7.2 million consisted of approximately 61,000 shares of common stock valued at $2.8 million, $3.5 million in cash and estimated assumed liabilities of approximately $912,000. In the initial allocation of the purchase price, $682,000 and $6.5 million were allocated to tangible assets and goodwill, respectively. This acquisition was accounted for using the purchase method of accounting. The goodwill is being amortized over an estimated useful life of five years.

     In April 2000, we acquired EquipMD, Inc., a business-to-business procurement company serving the physician market. The total purchase price of approximately $141.7 million consisted of approximately 4.4 million shares of our common stock valued at approximately $126.4 million, 269,000 vested options valued at approximately $7.2 million and estimated assumed liabilities and acquisition costs of $8.1 million. In addition, we assumed approximately 807,000 unvested options. In the initial allocation of the purchase price, $1.5 million, $100,000, $19.0 million, $106.1 million and $15.0 million were allocated to tangible assets, assembled workforce, customer lists, goodwill and acquired in-process research and development, respectively. This acquisition was accounted for using the purchase method of accounting. The intangible assets, including goodwill, are being amortized over an estimated useful life of five years.

     In connection with the acquisition of EquipMD, we allocated approximately $15.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, EquipMD was conducting design, development, engineering and testing activities associated with the completion of a real-time commerce engine. The projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for healthcare related business-to-business e-commerce.

     At the acquisition date, the technologies under development were approximately 60% complete based on engineering man-month data and technological progress. EquipMD had spent approximately $1.2 million on the in-process projects, and expected to spend approximately $1.0 million to complete all phases of the research and development. Anticipated completion dates ranged from three to nine months, at which time we expected to begin benefiting from the developed technologies.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on management's estimates of cost of sales, operating expenses and income taxes from such projects.

     Aggregate revenue for the developmental EquipMD products was estimated to grow at a compounded annual growth rate of approximately 100% for the five years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenue for the in-process projects was expected to peak within three years of acquisition and then decline sharply as other new projects and technologies were expected to enter the market.

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

     If these projects are not successfully developed, our sales and ability to achieve profitability may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     The estimates used by us in valuing in-process research and development relating to the Pharos and EquipMD acquisitions were based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

     In July 2000, we acquired some of the assets of National Content Liquidators, Inc., or NCL, an asset management company focused on healthcare facility liquidations and the resale of used medical products. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $3.2 million consisted of approximately 300,000 shares of common stock valued at $2.2 million, $500,000 in cash and $500,000 in notes payable to the principals of NCL. In the initial allocation of the purchase price, the full $3.2 million was allocated to goodwill as there were no material tangible assets acquired. The goodwill is being amortized over an estimate useful life of seven years.

     On March 30, 2000, we entered into agreements to acquire Eclipsys Corporation and HEALTHvision, Inc., entered into an outsourcing and operating agreement with Novation and entered into agreements to issue our common stock and warrants to the owners of Novation.

     On May 25, 2000, we mutually agreed to terminate the proposed mergers announced on March 30, 2000. Instead, we entered into a strategic commercial relationship with Eclipsys and HEALTHvision that includes a co-marketing and distribution arrangement between us and HEALTHvision. The arrangement includes the use of Eclipsys' eWebIT(TM) enterprise application integration technology and professional services to enhance the integration of legacy applications with our e-commerce platform. In addition, we modified the structure and terms of our stock and warrant transactions with VHA and UHC.

     As a result of the termination of the mergers, a number of costs which we had capitalized as incurred during the due diligence and acquisition process, including investment banker fees, legal advisory fees and financial and accounting fees, no longer had any realizable future value. As a result, we wrote off approximately $2.7 million of these costs in the third quarter of 2000. These costs are reflected in our consolidated statement of operations as Abandoned Acquisition Costs.

     Under the terms of the modified Novation agreements, which were approved by our stockholders on July 26, 2000, VHA received approximately 46.3 million shares of our common stock, representing approximately 36% of our then outstanding common stock, and UHC received approximately 11.3 million shares, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 30.8 million and approximately 7.5 million additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation. The targets increase annually to a level equivalent to total healthcare organizations representing approximately $22 billion of combined purchasing volume at the end of the fourth year.

     Under our outsourcing and operating agreement with Novation, we have agreed to provide specific functionality to Marketplace@Novation, the online marketplace only available to the patrons and members of VHA, UHC and HPPI. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our marketplaces, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare organizations.

     On October 18, 2000, we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase approximately 30.8 million shares of our common stock. In substitution for the warrant, we issued to VHA approximately 30.8 million shares of our restricted common stock. On January 25, 2001, we and UHC agreed to amend our common stock and warrant agreement to provide for the cancellation of the remaining unexercised portion of the performance warrant to purchase approximately 5.6 million shares of our common stock. In substitution for the warrant, we issued to UHC approximately 5.6 million shares of our restricted common stock. Both VHA's and UHC's restricted shares are subject to forfeiture if the same performance targets that were contained in their original warrants are not met.

     On January 25, 2001, we entered into an amendment to the outsourcing and operating agreement which we had originally entered into with Novation, VHA, UHC and HPPI on May 25, 2000. Under the terms of the amended outsourcing and operating agreement, which was effective January 1, 2001, Novation agreed to guarantee a minimum fee level to us, which is directly derived from the gross transaction volume processed through Marketplace@Novation. The amended outsourcing and operating agreement also includes modifications to revenue sharing provisions under which we will share specified fees we receive for products and services sold through or related to our marketplaces. We will share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces, revenue related to our Shop and Auction services and revenue related to the distribution or licensing of software and other technology solutions. We will not share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the agreement, we will not share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The amended outsourcing and operating agreement also includes modifications to certain supplier recruitment and supplier implementation provisions of the original agreement.

     On January 25, 2001, we entered into stock purchase agreements with i2, VHA and UHC under which they purchased a total of approximately 18.0 million shares of our common stock at a purchase price of $1.69 per share. We raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which are estimated at approximately $1.5 million, including an advisory fee to our investment bankers. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of our total shares of outstanding common stock, assuming exercise of all outstanding stock options and warrants to purchase our common stock.

     As a result of our transaction with Novation and acquisition of EquipMD, in May 2000 we streamlined our operations to focus on our key global markets, IDNs and hospitals, and physician practices. The restructuring involved both changes in executive management and our organizational structure, as well as a reduction in force of approximately 80 individuals in functions largely duplicated or unnecessary as a result of both the outsourcing and operating agreement and the restructuring. The resulting restructuring charge of approximately $2.1 million consisted almost entirely of accrued severance and other employee related costs. As of December 31, 2000, the accrual had been fully utilized and there was no remaining balance.

     In the fourth quarter of 2000, management, working with our board of directors, finalized a plan to refocus our operations on building and operating private Internet marketplaces that empower our healthcare trading partners to optimize supply chain performance. As part of this process, we announced our intent to divest some of our operations that are no longer aligned with our core strategy. The operations to be divested were USL, GAR and the assets acquired from NCL. On April 2, 2001, we sold USL, part of our Plan operations, to MDSI.

     As a result of these planned divestitures, at December 31, 2000, we have written down the assets of these operations to our estimate of the net realizable disposal value of the operations based on their activity through December 31, 2000. Additionally, we have recorded an accrual for the anticipated costs to sell these operations. The total impact of these planned divestitures on our statement of operations for the year ended December 31, 2000 was $14.4 million, which consisted of an approximately $13.3 million reduction in the net realizable value of the assets relating to the operations to be sold, and $1.1 million of accruals for anticipated deal costs including any severance for the employees of those operations, accrued rent relating to potentially idle facilities, as well as financial and legal advisory fees. As of December 31, 2000, the full $1.1 million accrual was still unpaid.

     Since inception, we have incurred significant losses and, as of December 31, 2000, had an accumulated deficit of $264.9 million. We expect operating losses and negative cash flow to continue for the coming fiscal year. We anticipate our losses will increase significantly over the course of the coming year despite a projected reduction in cash operating losses, due primarily to amortization of non-cash costs associated with strategic partnerships.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the online market for the purchase and sale of new and used products and services used by healthcare providers, including medical supplies and equipment. To address these risks, we must, among other things, increase the number of custom marketplaces we build and operate, expand the number of trading partners that use our marketplaces, enter into new strategic alliances, increase the functionality of our services, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business. Further, our inability to address these risks could necessitate a reduction in our operations relating to any of our acquired businesses. Such a reduction could potentially result in an impairment of the intangible assets associated with those businesses, and any such impairment could result in our being required to write down, or even write-off the related intangible assets. Given the volume of intangible assets the company has associated with its acquired businesses, it is possible that such a write off could be significant.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Revenue

     Sales of Equipment. Sales of equipment consists of the gross revenue generated from the sales of used and refurbished medical equipment owned by us in connection with our Auction service. We had total revenue from sales of equipment of $4.6 million for the year ended December 31, 2000, as compared to none in the year ended December 31, 1999. The increase from 1999 is a result of the fact that Auction activity for periods prior to fiscal 2000 consisted solely of sales of consigned medical equipment, which we did not own. As a result, revenue related to consigned equipment is recognized, net of settlement costs, as transaction fees. In fiscal 2000, as part of our acquisition of some of the assets of NCL, the Auction service expanded the scope of its operations to include hospital liquidations in which we purchased and took title to the used equipment of a hospital being liquidated in order to sell that equipment through the Auction channel. The sales of equipment in fiscal 2000 related to these used equipment and supplies. As we take title and risk of loss on the equipment, the revenue is reported at the gross sales value, with the related costs being reflected in the cost of equipment sold line in our income statement. If we succeed in selling our Auction operations, we will no longer recognize any future revenue from sales of equipment.

     Transaction Fees. Transaction fees consist of transaction fees paid by sellers for purchases through our marketplaces in Shop as well as buyer and seller fees paid on consigned used equipment and supplies as part of our live and online Auction services. We had total transaction fee revenue of $2.3 million for the year ended December 31, 2000, an increase of 145% from $929,000 for the year ended December 31, 1999. The increase is due primarily to an increase in Shop transaction fees to $1.3 million in 2000 from $75,000 in 1999, in addition to a 58% increase in Auction transaction fees to $1.3 million in 2000. If we succeed in selling our Auction operations, we will no longer recognize revenues from Auction transaction fees.

     Services. Services revenue consists primarily of e-commerce readiness services and implementation and integration services performed by our Services Delivery organization for trading partners to allow them to maximize the benefit of their utilization of our marketplaces. The Services Delivery group commenced activities during fiscal 2000, and, as a result, there was no activity or costs associated with this group in fiscal 1999. During the year ended December 31, 2000, services revenue was $1.0 million, and related solely to e-commerce readiness and implementation services performed for one customer.

     Website Sponsorship Fees and Other. Website sponsorship fees and other revenue consists of sponsorship setup and maintenance revenue, as well as software license and support revenue, both relating to our Plan service. Also included in website sponsorship fees and other are subscription revenue relating to the USL operations and setup fees relating to the digitization and categorization of data relating to the Shop service. Website sponsorship fees and other revenue increased to $2.6 million in fiscal 2000 from $75,000 in fiscal 1999. The increase in fiscal 2000 was due primarily to subscription revenue relating to the USL operations of $1.1 million, as well as sponsorship revenue of $467,000. No revenue was generated from either source in fiscal 1999, as USL was not acquired until March 2000, and sponsorship sales did not commence until early 2000. In addition, Shop setup fees increased to $264,000 for the year ended December 31, 2000 from $15,000 for the year ended December 31, 1999. Software license and maintenance revenue also increased to $650,000 in 2000 from $5,000 in 1999. We expect website sponsorship fees and other revenue to decline in 2001 as a result of our sale of USL to MDSI on April 2, 2001.

     Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our website and our marketplace technology infrastructure and for digitizing and inputting content. These expenditures consist primarily of fees for independent contractors, technology costs and software licenses and personnel expenses for our site operations personnel. Operations expenses increased from approximately $5.9 million for the year ended December 31, 1999 to $13.5 million for the year ended December 31, 2000. The increase was primarily due to an increase in operations personnel costs, and an increase in payments to third party consultants. These increases were primarily due to hiring personnel and increased expenditures for digitizing and inputting content and for additional technology costs such as software licenses and hardware costs associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our marketplace services and functionality and technology costs for software and hardware for development. Product development expenses increased from $8.2 million for the year ended December 31, 1999 to $24.6 million for the year ended December 31, 2000. The increase was primarily due to increased technology costs relating to software and hardware for development, as well as from an increase in personnel costs, and an increase in fees paid to contractors and consultants. These increases primarily relate to fees paid to contractors and consultants as well as costs of additional personnel being hired as part of the development of our Shop and Auction platforms and subsequent development of our broader marketplace platforms. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to continue to increase, although at much slower rates, in future periods. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from approximately $16.9 million for the year ended December 31, 1999 to $53.2 million for the year ended December 31, 2000. The increase was primarily due to an increase in salaries and commissions, an increase in expenses related to travel, an increase in expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliance with Novation, VHA and UHC. These increases were primarily due to significant expansion of our sales and marketing efforts and the hiring of additional sales and marketing personnel. As part of our plan to realign our resources to focus on our core business model, we will be focusing the majority of our resources on product development and marketplace implementation and integration efforts. As such, while we intend to continue to invest in marketing activities and sell our marketplace services into the channels we have established, we do not expect selling and marketing expenses to continue to increase in the coming year.

     General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased from approximately $17.9 million for the year ended December 31, 1999 to $25.9 million for the year ended December 31, 2000. The increase was primarily due to an increase in executive and administrative personnel costs related to our chief executive officer, who was hired in mid-year 1999, and four of our executive officers who were hired in 2000. These officers, as well as additional finance, accounting and administrative personnel, were on hand for all or most of 2000, but not for any or all of 1999. Additionally, we experienced an increase in recruiting, legal and accounting expenses, primarily related to our initial public offering and subsequent mergers and acquisitions activity, and an increase in expenses related to other consultants, all of which resulted from our growth in fiscal 2000. As a result of the streamlining we are undertaking in focusing on our core strategy around our marketplaces, we expect general and administrative expenses to decrease during the coming year as we divest ourselves of operations that are not in line with our core strategy, and the general and administrative costs associated with those operations.

     Amortization of Intangibles. Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles are amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased to $25.7 million for the year ended December 31, 2000 from $715,000 for the year ended December 31, 1999. The increase was a result of a full year of amortization being taken for the acquisition of GAR in August 1999 and FDI in November 1999, as well as the additions of intangibles relating to our acquisitions of Pharos in January 2000, USL in March 2000, EquipMD in March 2000 and some of the assets of NCL in July 2000. We expect that the amortization of intangibles will decrease in the coming year as a significant portion of the intangibles relating to the operations we intend to divest, specifically GAR and the assets acquired from NCL, as well as the USL operations we have divested, will be eliminated as part of the divestiture of those operations.

     Amortization of Partnership Costs. Amortization of partnership costs represent the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationship with that partner. As of December 31, 2000, capitalized partnership costs represent common stock, performance warrants and restricted common stock given to VHA and UHC as part of our entering into an outsourcing and operating agreement with those entities and with their purchasing organization, Novation, as well as legal and accounting fees relating to the transaction. The value of the common stock issued to VHA and UHC is being amortized over a five year estimated useful life. The performance warrants and the restricted common stock are being valued, and the related valuation is being capitalized, as they are earned. The partnership costs relating to the performance warrants and the restricted common stock are being amortized over the term of the agreement with the healthcare organization which resulted in the shares being earned, which is generally two to three years. For the year ended December 31, 2000, total amortization of partnership costs was $30.5 million. As the outsourcing and operating agreement did not close until July 2000, there was no amortization of partnership costs in the year ended December 31, 1999. See Liquidity and

Capital Resources for a further discussion of the outsourcing and operating agreement and the related cash and accounting implications.

     Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the exercise price of stock options and the estimated fair value for accounting purposes of the underlying stock. Deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of approximately $65.2 million in total. In May 2000, we decreased deferred compensation by approximately $5.1 million as a result of a reduction in workforce related to restructuring activities. Additionally, during the remainder of the year ended December 31, 2000, we recorded $3.4 million in additional reductions of deferred compensation as a result of normal employee attrition. We recorded amortization of deferred compensation of $25.3 million during the year ended December 31, 2000.

     In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, we recorded deferred compensation of approximately $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. We recorded amortization of deferred compensation related to these options of $9.0 million during the year ended December 31, 2000.

     The remaining deferred compensation of approximately $32.3 million at December 31, 2000 will be amortized as follows: $18.6 million during fiscal 2001, $9.7 million during fiscal 2002, $3.6 million during fiscal 2003 and $0.4 million during fiscal 2004. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the consolidated statement of operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     Cost of Warrant Issued to Recruiter. For the year ended December 31, 1999, we recorded $2.4 million related to the valuation of a warrant issued to an executive search firm in connection with services rendered in the search for our chief executive officer. No such costs were incurred in the year ended December 31, 2000.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the year ended December 31, 2000 was $4.5 million compared to $659,000 for the year ended December 31, 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of our issuance of preferred stock in October 1999 and as a result of the proceeds from our initial public offering in January 2000. Interest expense increased from $676,000 for the year ended December 31, 1999 to $1.3 million for the year ended December 31, 2000, primarily as a result of the interest associated with significantly higher levels of leases and notes payable outstanding throughout the year ended December 31, 2000. Other income for the year ended December 31, 2000 was $88,000.

     Income Taxes. As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $153.1 million and $105.7 million, respectively, which will be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2020. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See Note 15 of notes to consolidated financial statements.

  Year Ended December 31, 1998 as Compared to Year Ended December 31, 1999

     Revenue. For a significant portion of 1999, we were still in the development stage and thus we had only limited revenue in that year. We had total revenue of $1.0 million for the year ended December 31, 1999 primarily from transaction fees paid by sellers of medical products using our live auction service. We did not have any revenue for the year ended December 31, 1998. For the year ended December 31, 1999, the gross value of transactions was approximately $3.6 million, which resulted in net revenue for our Shop, Auction and Plan services of $83,000, $916,000 and $5,000, respectively.

     Operations. Operations expenses consist primarily of expenditures for digitizing and inputting content and for the operation and maintenance of our website. These expenditures consist primarily of fees for independent contractors and personnel expenses for our customer support and site operations personnel. Operations expenses increased from approximately $627,000 for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. The increase was primarily due to an increase in operations personnel costs, including deferred compensation charges relating to stock options grants to operations personnel, and an increase in payments to third party consultants. These increases were primarily due to hiring personnel and increased expenditures for digitizing and inputting content and for the enhancement of the infrastructure of our website.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our services and website. Product development expenses increased from $1.5 million for the year ended December 31, 1998 to $8.2 million for the year ended December 31, 1999. The increase was primarily due to an increase in personnel costs, including amortization of deferred compensation relating to stock option grants to product development personnel, and an increase in fees paid to third parties. These increases were primarily due to hiring personnel and increased expenses incurred during development of our Auction and Shop services.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from approximately $1.4 million for the year ended December 31, 1998 to $16.9 million for the year ended December 31, 1999. The increase was primarily due to an increase in sales and marketing personnel costs, including amortization of deferred compensation relating to stock option grants to sales and marketing personnel, an increase in expenses related to travel, an increase in expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliances with Superior Consultant and VerticalNet. These increases were primarily due to significant expansion of our sales and marketing efforts and the hiring of additional sales and marketing personnel.

     General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased from approximately $1.1 million for the year ended December 31, 1998 to $17.9 million for the year ended December 31, 1999. The increase was primarily due to an increase in executive and administrative personnel costs related to the hiring of our chief executive officer, our former chief financial officer and additional finance, accounting and administrative personnel, amortization of deferred compensation relating to stock option grants to general and administrative personnel, an increase in recruiting, legal and accounting and litigation settlement expenses, primarily as a result of the litigation expenses with respect to the hiring of one of our executive officers, and an increase in expenses related to other consultants, in each case associated with our growth.

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

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the year ended December 31, 1999 was $659,000 compared to $66,000 for the year ended December 31, 1998. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of our issuance of preferred stock in February and October 1999. Interest expense increased from $22,000 for the year ended December 31, 1998 to $676,000 for the year ended December 31, 1999, primarily as a result of the amortization of the fair value of a warrants issued in connection with debt. Other expense for the year ended December 31, 1999 was $29,000.

     Income Taxes. As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $31.5 million which will be available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2013 through 2018. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See Note 15 of notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we completed our initial public offering and issued 8,050,000 shares of our common stock at an initial public offering price of $13.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.3 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million through December 31, 1999. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of December 31, 2000, we had approximately $29.8 million of cash, cash equivalents and investments.

     In January 2001, we completed a $30.5 million private round of financing in which we sold 18,047,388 shares of our common stock at $1.69 per share to three strategic investors, i2, VHA and UHC. In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, until May 31, 2002, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds that we borrow under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of our assets. In the event that we (1) sell any of our stock as part of an equity financing, (2) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions.

     In September 1998, we entered into a $750,000 secured credit facility with Silicon Valley Bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, we converted the $433,000 of outstanding equipment loans into a term loan due July 2000. At December 31, 2000, there were no borrowings outstanding under either the term loan or the equipment loan. In consideration for this credit facility, we granted Silicon Valley Bank a warrant to purchase 45,000 shares of common stock at an exercise price of $0.77 per share. In consideration for the conversion of our equipment loan to a term loan and the release of its security interest in equipment, we granted Silicon Valley Bank a warrant to purchase 10,000 shares of common stock at an exercise price of $1.18 per share.

     In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 228,813 shares of common stock at $1.18 per share. As of December 31, 2000, the outstanding balance on the note was approximately $1.1 million.

     In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at a rate of 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 36 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at a rate of 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of December 31, 2000, we had outstanding approximately $1.7 million in loans under this facility payable through September 2003. This facility is secured by the computer equipment purchased with the loans. In connection with this facility, we issued Comdisco a warrant to purchase 137,711 shares of common stock at $1.18 per share.

     In August 1999, as a result of the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per annum. As of December 31, 2000, the outstanding balance on the note was approximately $5.1 million.

     In May 1999, we entered into an agreement with ECRI, a non-profit health services research agency focusing on healthcare technology. The agreement provides us with content from ECRI's database of information about medical products and manufacturers and a license to use elements of its classification system. In addition, the agreement provides for joint marketing activities and collaboration in the development of Plan's database of product and vendor information. This agreement requires us to make revenue sharing payments to ECRI during the three-year term of the agreement and for two years following expiration or termination of the agreement based on a percentage of revenue derived from our Plan service. During the second and third years of the term of the agreement, we are required to pay to ECRI a minimum nonrefundable fee equal to $600,000 per year, which shall be credited against any revenue sharing payments payable to ECRI. As of December 31, 2000, we had paid ECRI $350,000 under the terms of this agreement. We are currently in discussions with ECRI to modify this agreement as a result of our reduced focus on our Plan service.

     In October 1999, we entered into an agreement with Superior Consultant Company, Inc., a wholly owned subsidiary of Superior Consultant Holdings Corporation, providing for collaboration between us and Superior. Superior is a supplier of Digital Business Transformation(TM) services to large healthcare organizations, including Internet-related services, systems integration, outsourcing and consulting, which enable Superior clients to utilize digital technologies and process innovations to improve their businesses. Under the agreement, we have agreed to market Superior's services to our users, and Superior has agreed to introduce our services to appropriate clients, based on their interests, and to incorporate our services into its Digital Business Transformation(TM) offerings. The agreement also provides for joint marketing activities. In consideration, we agreed to make payments to Superior in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma e-commerce transaction revenue and potential fixed payments based on the success of our joint marketing activities. We also agreed to utilize Superior's services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from Superior, at a discount from Superior's standard fees. Our agreement with Superior expires in October 2002. As of December 31, 2000, we had paid Superior $1.7 million under the terms of this agreement.

     In October 1999, we entered into an agreement with Dell Marketing, L.P. under which we agreed to develop complementary marketing programs with Dell and establish hyperlinks between our respective websites. We agreed to use Dell as our exclusive supplier of desktops, portables, workstations, servers and storage devices unless such products did not meet our reasonable technical requirements. We also agreed to purchase at least $5.0 million of Dell products under a schedule to be mutually agreed upon by both parties and $100,000 of data center consulting services. This agreement can be terminated by either party for any reason with 30 days' prior written notice. As of December 31, 2000, we had purchased $1.3 million in equipment from Dell.

     In November 1999, we entered into a co-branding agreement with VerticalNet, Inc. Under the agreement, VerticalNet agreed to transfer to our website all listings of new and used medical products offered for sale through its website on an exclusive basis to the extent it has the right to do so, and we agreed to transfer to VerticalNet all listings of used and excess laboratory products offered for sale on our website on an exclusive basis to the extent we have the right to do so. We also agreed to establish links between our respective websites. In addition, VerticalNet agreed to develop and maintain a co-branded career center and a co-branded training and education center, and provide us with specified content created for its medical online communities. VerticalNet also was granted the non-exclusive right to sell sponsorships on our Plan service and the exclusive right to sell advertising on the co-branded sites. We agreed to pay VerticalNet $2,000,000 of development and promotional fees over the first two years of this agreement. In February 2001, we entered into an amendment to this agreement under which we were relieved of substantially all of our remaining obligations to pay any development or promotional fees, and under which VerticalNet was relieved of some obligations it had under the agreement, including the exclusivity of their relationship with us in the healthcare vertical market.

     In December 1999, we purchased 526,250 shares of common stock of CarePortal.com, LLC, formerly known as IntraMedix, LLC in exchange for $2.5 million. CarePortal is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. We accounted for this investment using the cost method. CarePortal is a related party to GeriMedix, a supplier with which we had an agreement to perform e-commerce services. On May 26, 2000, we issued a 30-day note receivable to CarePortal in the amount of $1.0 million. Additionally, we invested an additional $1.5 million in CarePortal in exchange for common stock. On August 8, 2000, we exercised our option to convert the promissory note into shares of CarePortal common stock. In November 2000, we issued a 30-day note receivable to CarePortal in the amount of $400,000. On December 31, 2000, we exercised our option to convert the promissory note into shares of CarePortal common stock. As of December 31, 2000, we owned approximately 9.6% of the total outstanding common stock of CarePortal.

     In March 2000, we entered into a Hosting Alliance Agreement with Ariba, Inc. under which we have the right to offer Ariba's ORMX procurement solution to users of our marketplace. Under this agreement, we paid Ariba a substantial up-front fee for use of the ORMX procurement solution and we agreed to pay Ariba specified fees for transactions occurring through Ariba's network, subject to minimum monthly amounts. The agreement also provides for joint marketing activities and sales planning.

     In March 2000, we purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc. in exchange for $3.0 million. Pointshare is a company that provides online business to business administrative services to healthcare communities. Our ownership represented approximately 2% of the Pointshare common shares outstanding, assuming a 1:1 conversion ratio of preferred stock to common stock. We have accounted for this investment using the cost method.

     As part of the acquisition of EquipMD, we assumed the balance on an unsecured line of credit. The maximum borrowings allowed under the agreement are $300,000, of which none was available at December 31, 2000. Additionally, as part of the purchase of EquipMD, we assumed a note payable in the amount of $1.8 million which is related to EquipMD's purchase of Central Point Services, LLC. The note bears interest at a rate of 7.5% per annum and is payable in eight quarterly installments, after which the unpaid principal balance and accrued interest become due and payable through January 2002. At December 31, 2000, the remaining principal balance was $1.5 million. According to the provisions of the note, a payment of $250,000 was due upon a change of control of EquipMD. As a result of our purchase of EquipMD, we made a $250,000 payment as a result of this provision.

     In July 2000, in recognition of advisory services rendered in connection with the terminated Eclipsys and Healthvision mergers, our outsourcing and operating agreement and our acquisition of EquipMD, we entered into a promissory note with Merrill Lynch, Pierce, Fenner & Smith Incorporated, our investment bankers, in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. At December 31, 2000, we had not made any payments under the note. In April 2001, we amended the terms of the note such that of the remaining balance of $4.5 million, $2.0 million is payable in April 2001, and the remaining $2.5 million is payable in May 2002.

     In July 2000, as part of the acquisition of some of the assets of NCL, we issued a promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in 24 equal monthly installments with the first payment due on August 15, 2000. As of December 31, 2000, the balance of all four notes in total was $183,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of

$62,500 to each of the four principals of NCL. As of December 31, 2000, no payments have been made against this commitment.

     In December 2000, we entered into a three-year software license agreement and a series of related agreements regarding maintenance, consulting and services with i2 under which we will collaborate with i2 on product development, marketing, sales and service activities. In connection with the license agreement, we paid i2 a substantial upfront fee to license certain software for use in our marketplaces. Pursuant to these agreements, we will share specified revenues with i2 related to specified services and applications commencing immediately, and on other marketplace related revenues commencing in fiscal 2002. Additionally, we will receive a revenue share from i2 under the agreements for specified products and services sold in the healthcare vertical market.

     Net cash used in operating activities for the year ended December 31, 2000 was $62.5 million as compared to $25.8 million for the year ended December 31, 1999. Net cash used in operating activities related primarily to funding net operating losses and increases in prepaid expenses and accounts receivable, which were partially offset by increases in accrued expenses and accounts payable.

     Net cash used in investing activities was $40.3 million for the year ended December 31, 2000 as compared to $37.8 million for the year ended December 31, 1999. Net cash used in investing activities related primarily to the purchase of equipment to operate our website and cash paid for the acquisitions of Pharos, EquipMD, USL and the assets acquired from NCL, as well as our investments in CarePortal and Pointshare.

     Net cash provided by financing activities was $100.1 million for the year ended December 31, 2000 as compared to $88.0 million for the year ended December 31, 1999. Net cash provided from financing activities for the year ended December 31, 1999 and 2000 related primarily to preferred stock issuances of approximately $83.4 million in 1999, and the proceeds of $95.3 million generated from our initial public offering of our common stock in January 2000.

     We currently anticipate that our available funds, consisting of cash, cash equivalents and investments, combined with those funds available to us through our lines of credit and other sources will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of our services including reductions in our staffing levels and related expenses or potentially liquidate selected assets. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 as required in the fourth quarter of 2000, and as expected, adoption did not have a material impact on our consolidated results of operations and financial position.

                     QUARTERLY CONSOLIDATED FINANCIAL DATA
                                  (UNAUDITED)

                                           FOR THE QUARTERS ENDED
                             ---------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                               1999        1999         1999            1999
                             ---------   --------   -------------   ------------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of
  Operations Data:
Revenue:
  Sales of equipment.......   $    --    $    --      $     --        $     --
  Transaction fees.........        --         --           451             478
  Services.................        --         --            --              --
  Website sponsorship fees
    and other..............        --          7             6              62
                              -------    -------      --------        --------
        Total revenue......        --          7           457             540
Operating Expenses:
  Cost of equipment sold...        --         --            --              --
  Cost of services.........        --         --            --              --
  Operations...............       578        748         1,236           3,379
  Product development......     1,284      1,357         2,096           3,424
  Selling and marketing....       880      1,655         3,457          10,868
  General and
    administrative.........       611      1,054         8,334           7,938
  Amortization of
    intangibles............        --         --           230             485
  Amortization of
    partnership costs......        --         --            --              --
  Cost of warrant issued to
    recruiter..............        --         --         2,364              --
  Write off of acquired in-
    process research and
    development............        --         --            --              --
  Abandoned acquisition
    costs..................        --         --            --              --
  Restructuring............        --         --            --              --
  Costs of anticipated
    divestitures...........        --         --            --              --
                              -------    -------      --------        --------
        Loss from
          operations.......    (3,353)    (4,807)      (17,260)        (25,554)
Other Income (Expense):
  Interest income..........        48         80            45             486
  Interest expense.........       (16)       (79)         (242)           (339)
  Other income (expense)...        --         --           (30)              1
                              -------    -------      --------        --------
        Net loss...........   $(3,321)   $(4,806)     $(17,487)       $(25,406)
                              =======    =======      ========        ========
NET LOSS PER SHARE
  Basic and diluted........   $ (4.11)   $ (3.84)     $  (5.22)       $  (4.84)
                              =======    =======      ========        ========
  Weighted average shares--
    basic and diluted......       808      1,251         3,353           5,244
                              =======    =======      ========        ========
PRO FORMA NET LOSS PER
  SHARE
  Basic and diluted........   $ (0.15)   $ (0.17)     $  (0.57)       $  (0.58)
                              =======    =======      ========        ========
  Weighted average shares--
    basic and diluted......    22,829     28,372        30,474          43,453
                              =======    =======      ========        ========

                                           FOR THE QUARTERS ENDED
                             ---------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                               2000        2000         2000            2000
                             ---------   --------   -------------   ------------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of
  Operations Data:
Revenue:
  Sales of equipment.......  $     76    $    491     $  2,738        $  1,324
  Transaction fees.........       801         440          633             399
  Services.................        --         458          485              16
  Website sponsorship fees
    and other..............       351         829          870             535
                             --------    --------     --------        --------
        Total revenue......     1,228       2,218        4,726           2,274
Operating Expenses:
  Cost of equipment sold...        22         142        2,398             982
  Cost of services.........        --         898        2,759           4,590
  Operations...............     3,714       3,377        3,169           3,257
  Product development......     6,131       6,127        6,403           5,938
  Selling and marketing....    12,153      17,041       12,750          11,272
  General and
    administrative.........     8,161       7,393        5,276           5,092
  Amortization of
    intangibles............     1,311       8,086        8,149           8,154
  Amortization of
    partnership costs......        --          --       11,958          18,533
  Cost of warrant issued to
    recruiter..............        --          --           --              --
  Write off of acquired in-
    process research and
    development............     3,000      15,000           --              --
  Abandoned acquisition
    costs..................        --       2,742           --              --
  Restructuring............        --       2,100           --              --
  Costs of anticipated
    divestitures...........        --          --           --          14,446
                             --------    --------     --------        --------
        Loss from
          operations.......   (33,264)    (60,688)     (48,136)        (69,990)
Other Income (Expense):
  Interest income..........     1,508       1,458          938             560
  Interest expense.........      (221)       (330)        (345)           (393)
  Other income (expense)...        --          --           21              67
                             --------    --------     --------        --------
        Net loss...........  $(31,977)   $(59,560)    $(47,522)       $(69,756)
                             ========    ========     ========        ========
NET LOSS PER SHARE
  Basic and diluted........  $  (0.77)   $  (1.02)    $  (0.46)       $  (0.53)
                             ========    ========     ========        ========
  Weighted average shares--
    basic and diluted......    41,520      58,219      103,919         132,134
                             ========    ========     ========        ========
PRO FORMA NET LOSS PER
  SHARE
  Basic and diluted........  $  (0.61)   $  (1.02)    $  (0.46)       $  (0.53)
                             ========    ========     ========        ========
  Weighted average shares--
    basic and diluted......    52,067      58,219      103,919         132,134
                             ========    ========     ========        ========

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

BECAUSE WE HAVE RECENTLY DECIDED TO REFOCUS OUR DEVELOPMENT EFFORTS AND INTERNAL RESOURCES TO BUILDING AND OPERATING INTERNET MARKETPLACES AND BECAUSE WE OPERATE IN A NEW AND RAPIDLY EVOLVING MARKET, YOU MAY HAVE DIFFICULTY ASSESSING OUR BUSINESS AND OUR FUTURE PROSPECTS

     We incorporated in March 1996. Prior to May 1999, our operations consisted primarily of the initial planning and development of our public marketplace and the building of our operating infrastructure. We introduced our Shop and Auction services in mid-1999, and as a result, we have generated revenues of only $11.5 million from our inception through December 31, 2000. In late 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces for our trading partners. Because we have refocused our business efforts in this manner, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether we will succeed in increasing the number of marketplaces that we operate, the number of trading partners that utilize our marketplaces or the revenue we will derive from our marketplaces. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, due to our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

WE HAVE A HISTORY OF LOSSES, NO SIGNIFICANT REVENUE AND ANTICIPATE INCURRING LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     We have experienced losses from operations in each period since our inception, including a net loss of $208.8 million for the year ended December 31, 2000. In addition, as of December 31, 2000, we had an accumulated deficit of approximately $264.9 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses through at least 2001, primarily as a result of increases in costs and expenses relating to executing on our strategy of building and operating Internet marketplaces for our trading partners. To achieve positive cash flow from operations by the first quarter of 2002, we must reduce our operating expenses and generate significantly increased revenue from our marketplaces. We have taken measures to reduce our operating expenses by reducing headcount through our restructuring in May 2000 and divestiture of USL in April 2001, and intend to further reduce operating expenses by divesting our Auction operations, including GAR and the assets acquired from NCL. If our revenue does not increase substantially or if we do not succeed in reducing expenses to the degree we expect, we will not achieve positive cash flow from operations by the first quarter of 2002, and we may never become profitable.

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT, AND IF WE FAIL TO MEET THE EXPECTATIONS OF INVESTORS OR SECURITIES ANALYSTS, THE MARKET PRICE OF OUR COMMON STOCK WOULD LIKELY CONTINUE TO DECLINE

     Our revenue and operating results are likely to fluctuate significantly from quarter to quarter, due to a number of factors. These factors include:

     - the amount and timing of payments to our strategic partners and technology partners;

     - the timing and size of future acquisitions;

     - the timing of and expenses incurred in building and operating new marketplaces;

     - the number of new trading partners that sign up to use our marketplaces and our ability to connect them to our marketplaces;

     - changes in the fees we charge users of our services;

     - budgetary fluctuations of purchasers of medical products, supplies and equipment; and

     - changes in general economic and market conditions.

     Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely continue to decline.

     In addition, as a result of our limited operating history, the emerging nature of our market and the evolving nature of our business model, we have been unable to accurately forecast our revenue. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections would have an immediate and negative impact on operating results.

IF OUR TRADING PARTNERS DO NOT ACCEPT OUR BUSINESS MODEL OF PROVIDING ONLINE MARKETPLACES FOR THE PURCHASE AND SALE OF PRODUCTS AND SERVICES USED BY HEALTHCARE PROVIDERS, DEMAND FOR OUR SERVICES MAY NOT DEVELOP AND THE PRICE OF OUR COMMON STOCK MAY CONTINUE TO DECLINE

     We have recently refocused our efforts on building and operating Internet marketplaces that aggregate buyers and suppliers of products and services used by healthcare providers, including medical supplies and equipment. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell products and services. If buyers and sellers of products and services used by healthcare providers do not accept our business model, demand for our services may not develop and the price of our common stock would decline. Buyers and suppliers could be reluctant to accept our relatively new and unproven approach, which involves new technologies and may not be consistent with their existing internal organization and procurement processes. Buyers and suppliers may prefer to use traditional methods of buying and selling products and services, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors. In addition, many of the individuals responsible for purchasing products and services do not have ready access to the Internet and may be unwilling to use the Internet to purchase products and services. Even if buyers and suppliers accept the Internet as a means of buying and selling products, they may not accept our online marketplaces for conducting this type of business. Instead, they may choose to establish and operate their own websites to buy or sell products and services. For example, a group of large suppliers of medical products, including Johnson & Johnson, General Electric Medical Systems, Abbott Laboratories and Medtronic, have created a healthcare exchange for the purchase and sale of medical products. In addition, four large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc. and McKesson HBOC, Inc., have formed a business-to-business exchange for the sales of drugs and medical-surgical products, devices and other laboratory products and services. Reluctance of buyers and suppliers to use our marketplaces would seriously harm our business.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS, WE MAY BE UNABLE TO DEVELOP NEW ONLINE MARKETPLACES OR ENHANCE THE FUNCTIONALITY OF OUR EXISTING MARKETPLACES, EXPAND OUR OPERATIONS, RESPOND TO COMPETITIVE PRESSURES OR CONTINUE OUR OPERATIONS

     We currently anticipate that the $29.8 million of cash, cash equivalents and investments we had as of December 31, 2000, together with the proceeds from the sale of our common stock to VHA, UHC and i2 in January 2001 and our lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds prior to the expiration of this period if, for example, we do not generate significantly increased revenue from our online marketplaces, experience operating losses that exceed our current expectations or pursue additional acquisitions. We believe that it would be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop new marketplaces or enhance our existing online marketplaces, expand our operations, respond appropriately to competitive pressures or continue our operations.

IF WE CANNOT QUICKLY BUILD A CRITICAL MASS OF BUYERS AND SUPPLIERS OF PRODUCTS AND SERVICES USED BY HEALTHCARE PROVIDERS, WE MAY NOT ACHIEVE A NETWORK EFFECT AND OUR BUSINESS MAY NOT SUCCEED

     To encourage suppliers to list their products and services on our online marketplaces, we need to increase the number of buyers who use our marketplaces. However, to encourage buyers to use our marketplaces, we must offer a broad range of products from a large number of suppliers. If we are unable to quickly build a critical mass of buyers and suppliers, we will not be able to benefit from a network effect, where the value of our marketplaces to each participant significantly increases with the addition of each new participant.

     We expect to rely in part on our relationships with Novation and Medbuy, along with future strategic partners, to bring buyers and suppliers to our marketplaces. Under our outsourcing and operating agreement with Novation, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Under our agreement with Medbuy, Medbuy is our exclusive agent for signing up suppliers to participate in Canadian Health Marketplace, subject to limited exceptions. Accordingly, we rely in part on Novation and Medbuy to attract suppliers to our marketplaces and, if they are unable to attract a sufficient number of suppliers, the value of our online marketplaces to buyers will be substantially decreased and our business will suffer. In addition, although our agreements with Novation and Medbuy, respectively, provide that Novation and Medbuy will exclusively offer Marketplace@Novation and Canadian Health Marketplace, respectively, to the healthcare organizations participating in their purchasing programs, these healthcare organizations are not obligated to use our marketplaces and may use competing marketplaces or traditional procurement methods. Accordingly, these buyers might not choose to use our marketplaces for their purchasing needs. If this were to occur, the value of our marketplaces to suppliers would be substantially decreased and our business will suffer.

     If the outsourcing and operating agreement were terminated by Novation, our business and financial results could be seriously harmed. The outsourcing and operating agreement may be terminated by Novation in the event of a material breach of our obligations under the agreement or if the VHA and UHC stock agreements are terminated. In addition, we will continue to incur significant costs in providing functionality to our online marketplaces and in integrating healthcare organizations and suppliers to our online marketplaces prior to receiving related transaction fee revenue, and we may not generate sufficient revenue to offset these costs.

IT IS IMPORTANT TO OUR SUCCESS THAT OUR MARKETPLACES BE USED BY LARGE HEALTHCARE ORGANIZATIONS AND WE MAY NOT ACHIEVE MARKET ACCEPTANCE WITH THESE ORGANIZATIONS

     It is important to our success that our marketplaces be used by large healthcare organizations, such as hospitals, IDNs and members of large GPOs. For these large organizations to accept our marketplaces, we must integrate our marketplaces with their information systems. For example, although 356 healthcare organizations have signed up to use Marketplace@Novation as of March 27, 2001, we had only completed implementations for 120 of these healthcare organizations to connect them to Marketplace@Novation. We have not completed any implementations of Medbuy healthcare organizations. In addition, we will need to develop customer-specific pricing capabilities before these organizations can use our services to purchase products covered by their negotiated agreements with suppliers. Finally, we will need to significantly increase the number of suppliers using our marketplaces to address the needs of these large organizations, which typically require a wide range of products. If we are unable to extend our capabilities and expand our registered user base as described above, we may not provide an attractive alternative to these websites or systems and may not achieve market acceptance by these large organizations.

     In addition, we believe that we must establish relationships with GPOs to increase our access to these organizations. GPOs represent groups of buyers in the negotiation of purchasing contracts with sellers and, consequently, have the ability to significantly influence the purchasing decisions of their members. Our relationships with Novation and Medbuy could make it more difficult to attract other GPOs to our online marketplaces. The inability to enter into and maintain favorable relationships with other GPOs and the hospitals they represent could impact the breadth of our customer base and could harm our growth and revenue. One of the largest GPOs, Premier Inc., has a long-term, exclusive agreement for e-commerce services with one of our competitors, medibuy.com, Inc. Medibuy also recently acquired empactHealth.com, an online marketplace for medical products formed by HCA-Healthcare Corp., a large owner and operator of hospitals and other healthcare facilities. Ventro, a business-to-business e-commerce company providing supply chain solutions, has formed a joint venture, Broadlane, with Tenet Healthcare, a large owner and operator of hospitals and other healthcare facilities.

IF WE DO NOT SUCCEED IN EXPANDING THE BREADTH OF THE PRODUCTS AND SERVICES OFFERED THROUGH OUR ONLINE MARKETPLACES, SOME BUYERS OF PRODUCTS AND SERVICES MAY CHOOSE NOT TO UTILIZE OUR MARKETPLACES WHICH WOULD LIMIT OUR POTENTIAL MARKET SHARE

     The future success of our marketplaces depends upon our ability to offer buyers a wide range of products and services. Large healthcare organizations generally require a much broader range of products and services. To increase the breadth of the products and services listed on our marketplaces, we have recently established relationships with a number of suppliers, including Owens & Minor, McKesson HBOC, Allegiance Healthcare, Kimberly Clark and Kodak, and we must continue to establish relationships with additional suppliers and expand the number and variety of products listed by existing suppliers. If we are unable to maintain and expand the breadth of products and services listed on our marketplaces, the attractiveness of our marketplaces to buyers will be diminished, which would limit our potential market share.

     A number of factors could significantly reduce, or prevent us from increasing, the number of suppliers and products offered on our online marketplaces, including:

     - reluctance of suppliers to offer products in an online marketplace that potentially includes their competitors;

     - the fees charged to suppliers;

     - the ability to easily compare suppliers' products to those of other suppliers;

     - exclusive or preferential arrangements signed by suppliers with our competitors;

     - potential inability of Novation and Medbuy to attract suppliers to our online marketplaces;

     - perceptions by suppliers that we give other suppliers preferred treatment on our online marketplaces; and

     - consolidation among suppliers, which we believe is currently occurring.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE PARTICIPANTS IN THE HEALTHCARE MARKET FOR PRODUCTS AND SERVICES ACCEPTING THE INTERNET FOR DISTRIBUTION AND PROCUREMENT

     Business-to-business e-commerce is currently not a significant sector of the healthcare market for products and services. The Internet may not be adopted by buyers and suppliers in the healthcare market for products and services for many reasons, including:

     - reluctance by the healthcare industry to adopt the technology necessary to engage in the online purchase and sale of products and services;

     - failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability;

     - their comfort with existing purchasing habits, such as ordering through paper-based catalogs and representatives of manufacturers and distributors;

     - their concern with respect to security and confidentiality; and

     - their investment in existing purchasing and distribution methods and the costs required to switch methods.

     Should healthcare providers and suppliers of products and services to healthcare organizations choose not to utilize or accept the Internet as a means of buying and selling products and services, our business model would not be viable.

IF WE FAIL TO DEVELOP THE CAPABILITY TO INTEGRATE OUR MARKETPLACES WITH ENTERPRISE SOFTWARE SYSTEMS OF BUYERS AND SUPPLIERS OF PRODUCTS AND SERVICES USED BY HEALTHCARE ORGANIZATIONS AND TO ENABLE OUR MARKETPLACES TO SUPPORT CUSTOMER-SPECIFIC PRICING, THESE ENTITIES MAY CHOOSE NOT TO UTILIZE OUR MARKETPLACES, WHICH WOULD HARM OUR BUSINESS

     If we do not maintain and expand the functionality and reliability of our marketplaces, buyers and suppliers of products may not use our marketplaces. We believe that we must develop the capability to integrate our marketplaces with enterprise software systems used by many suppliers of products and by many large healthcare organizations, and to enable our marketplaces to support customer-specific pricing. We may incur significant expenses to develop these capabilities, and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate our marketplaces with suppliers' and buyers' enterprise software systems will require the cooperation of and collaboration with the companies that develop and market these systems. Suppliers and buyers use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of suppliers and buyers. Failure to provide these capabilities would limit the efficiencies that our marketplaces provide, and may deter many buyers and suppliers from using our marketplaces, particularly large healthcare organizations.

     To realize the benefits of our agreements with Novation and Medbuy, we will be required to integrate the systems of the healthcare organizations purchasing through Novation's and Medbuy's programs. For example, although 356 healthcare organizations had signed up to use Marketplace@Novation as of March 27, 2001, we had only completed implementations for 120 of these healthcare organizations to connect them to Marketplace@Novation. We have not completed any implementations of Medbuy healthcare organizations. If the costs required to integrate these systems are substantially higher than anticipated, we may not realize the full benefit of these agreements.

     If we are delayed or unable to integrate the systems of these organizations, our revenue would be adversely affected. In addition, under the Novation and Medbuy agreements, we must meet detailed functionality and service level requirements. In our agreement with Novation, if we are unable to achieve these required levels of functionality within the required time period, we may be required to pay significant liquidated damages or the agreement could be terminated, which would seriously harm our business and financial results. To the extent we are unable to or delayed in providing this functionality, we may be unable to attract buyers and sellers to our marketplaces and our revenue may be adversely affected. We will be required to incur significant costs in providing functionality to our online marketplaces and in integrating buyers and suppliers to our online marketplaces prior to receiving any transaction fee revenue, and we may never generate sufficient revenue to offset these costs.

IF OUR SYSTEMS ARE UNABLE TO PROVIDE ACCEPTABLE PERFORMANCE AS THE USE OF OUR MARKETPLACES INCREASES, WE COULD LOSE TRADING PARTNERS THAT USE OUR MARKETPLACES, AND WE WOULD HAVE TO SPEND CAPITAL TO EXPAND AND ADAPT OUR NETWORK INFRASTRUCTURE, EITHER OF WHICH COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS

     We have processed a limited number and variety of transactions on our marketplaces compared to the number and variety we expect to process in the future. Our systems may not accommodate increased use while providing acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional trading partners and increased transaction volumes. This expansion and adaptation will be expensive and will divert our attention from other activities. If our systems do not continue to provide acceptable performance as use of our marketplaces increases, our reputation may be damaged and we may lose trading partners that use our marketplaces.

WE EXPECT THAT A SIGNIFICANT PORTION OF THE PRODUCTS AND SERVICES USED BY HEALTHCARE PROVIDERS THAT ARE SOLD THROUGH OUR MARKETPLACES WILL COME FROM A LIMITED NUMBER OF KEY MANUFACTURERS AND DISTRIBUTORS, AND THE LOSS OF A KEY MANUFACTURER OR DISTRIBUTOR COULD RESULT IN A SIGNIFICANT REDUCTION IN THE REVENUE WE GENERATE THROUGH THIS SERVICE

     Although to date we have generated only limited revenue from our marketplaces, we expect that a significant portion of the products to be sold through and revenue to be generated from our marketplaces will come from a limited number of key manufacturers and distributors or as a result of purchases made from these manufacturers and distributors. These parties are generally not obligated to list any products on our marketplaces. If any of these key manufacturers or distributors cease doing business with us or reduce the number of products they list on our marketplaces, the revenue we generate through this service could be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their products, supplies and equipment to buyers directly or through our competitors.

WE MAY CONTINUE TO MAKE NEW ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY, PUT A STRAIN ON OUR RESOURCES OR CAUSE DILUTION TO OUR STOCKHOLDERS

     We have acquired technologies and other companies to expand our business and the services we offer, and we may make similar acquisitions in the future. See "Management's Discussion and Analysis of Financial Condition and Future Operating Results -- Overview" for a summary of our recent acquisitions. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our marketplaces if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with the acquisitions of GAR, FDI, Pharos, USL, EquipMD and some assets of NCL, we recorded approximately $9.7 million, $3.3 million, $19.5 million, $6.5 million, $125.2 million and $3.2 million of intangibles, respectively, which will be amortized over a period of three to seven years. In addition, in connection with our recent agreement with Novation, we recorded approximately $339 million of capitalized partnership costs relating to stock and warrants issued to VHA and UHC as part of the outsourcing and operating agreement.

IF WE DO NOT TIMELY ADD PRODUCT INFORMATION TO OUR ONLINE MARKETPLACES OR IF THAT INFORMATION IS NOT ACCURATE, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE USERS OF OUR MARKETPLACES

     Currently, we are responsible for entering product information into our database and categorizing the information for search purposes. If we do not do so in a timely manner, we will encounter difficulties in expanding our online marketplaces. We currently have a backlog of products to be entered in our system. We will not derive revenue from the sale of products by these suppliers until the information is entered in our system. Timely entering of this information in our database depends upon a number of factors, including the format of the data provided to us by suppliers and our ability to accurately enter the data in our product database, any of which could delay the actual entering of the data. We use an independent company to assist us in digitizing and inputting the data provided to us by suppliers, and we rely on this company to accurately input the data. If this company fails to input data accurately, our reputation could be damaged, and we could lose users of our marketplaces.

     Additionally, we must cross-reference our product information with appropriate vendor and contract identifiers to ensure that we can properly track the transactions we process. Failure to adequately develop this cross-reference over time could impede our ability to grow our transaction volume and collect fees from suppliers.

WE FACE SIGNIFICANT COMPETITION, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY BE UNABLE TO MAINTAIN OR EXPAND THE BASE OF BUYERS AND SELLERS OF PRODUCTS USING OUR MARKETPLACES AND WE MAY LOSE MARKET SHARE OR BE REQUIRED TO REDUCE PRICES

     The healthcare supply chain market is new, rapidly evolving and highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the healthcare supply chain. Competitors include:

        - e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy, Broadlane, MedAssets, MedChannel and Medpool;

        - healthcare exchanges that have been formed by suppliers, namely Global Health Exchange, which was founded by five healthcare manufacturers, Abbott Laboratories, Baxter International, General Electric Medical Systems, Johnson & Johnson and Medtronic, and HealthNexis, which was formed by four healthcare distributors, Amerisource, Cardinal Health, Fisher Scientific and McKesson HBOC;

        - suppliers that have created their own websites that offer e-commerce functions to their customers for the sale of their products and services;

        - enterprise resource application software vendors that offer solutions in the healthcare market, such as SAP, Oracle, PeopleSoft, Lawson and McKesson HBOC;

        - vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One; and

        - supply chain software vendors, including Manugistics and Logility.

     We believe that companies in our market compete to provide services to suppliers based on:

        - brand recognition;

        - number of buyers using their services and the volume of their purchases;

        - level of bias, or perceived bias, towards particular suppliers;

        - existing relationships;

        - compatibility with suppliers' existing distribution methods;

        - the amount of the fees charged to suppliers;

        - functionality, ease of use and convenience;

        - ability to integrate their services with suppliers' existing systems and software; and

        - quality and reliability of their services.

     In addition, we believe that companies in our market compete to provide services to buyers based on:

        - brand recognition;

        - breadth, depth and quality of product offerings;

        - ease of use and convenience;

        - number of suppliers available through their marketplace;

        - ability to integrate their services with buyers' existing systems and software;

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

     Our current and potential competitors' services may achieve greater market acceptance than ours. Our existing and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to buyers and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our buyer and supplier base or retain our current buyers and suppliers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, gross margins and market share.

IF WE ARE UNABLE TO MAINTAIN OUR STRATEGIC ALLIANCES OR ENTER INTO NEW ALLIANCES, WE MAY BE UNABLE TO INCREASE THE ATTRACTIVENESS OF OUR MARKETPLACES OR PROVIDE SATISFACTORY SERVICES TO USERS OF OUR MARKETPLACES

     Our business strategy includes entering into strategic alliances with leading technology and healthcare-related companies to increase the number of marketplaces we build and operate, increase the number of trading partners that utilize our marketplaces, increase the number and variety of products and services that we offer and provide additional functionality, services and content to our trading partners. We may not succeed in entering into new strategic alliances, and even if we do succeed, we may not achieve our objectives through these alliances. These agreements do not, and future relationships may not, afford us any exclusive marketing or distribution rights.

     Many of these companies have multiple relationships and they may not regard us as significant for their business. These companies may pursue relationships with our competitors or develop or acquire services that compete with our services. In addition, in many cases these companies may terminate these relationships with little or no notice. If any existing alliance is terminated or we are unable to enter into alliances with leading technology and healthcare-related companies, we may be unable to increase the attractiveness of our marketplaces or provide satisfactory services to buyers and suppliers of products and services.

IF WE ARE NOT ABLE TO INCREASE RECOGNITION OF THE NEOFORMA BRAND NAME, OUR ABILITY TO ATTRACT USERS TO OUR MARKETPLACES WILL BE LIMITED

     We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to continue to invest in advertising and publicity efforts in the future. However, we may not achieve our desired goal of increasing the awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of users of our marketplaces or an increase the number of our trading partners.

IF PARTICIPATING SELLERS ON OUR MARKETPLACES DO NOT PROVIDE TIMELY AND PROFESSIONAL DELIVERY OF PRODUCTS AND SERVICES, BUYERS MAY NOT CONTINUE USING OUR MARKETPLACES

     Suppliers deliver the products and services sold through our marketplaces to buyers. If these sellers fail to make delivery in a professional, safe and timely manner, then our marketplaces will not meet the expectations of buyers, and our reputation and brand will be damaged. In addition, deliveries that are non-conforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our marketplaces.

IF SUPPLIERS DO NOT PROVIDE US WITH TIMELY, ACCURATE, COMPLETE AND CURRENT INFORMATION ABOUT THEIR PRODUCTS AND COMPLY WITH GOVERNMENT REGULATIONS, WE MAY BE EXPOSED TO LIABILITY OR THERE MAY BE A DECREASE IN THE ADOPTION AND USE OF OUR MARKETPLACES

     If suppliers do not provide us in a timely manner with accurate, complete and current information about the products they offer and promptly update this information when it changes, our database will be less useful to buyers. We cannot guarantee that the product information available from our marketplaces will always be accurate, complete and current, or that it will comply with governmental regulations. This could expose us to liability if this incorrect information harms users of our services or result in decreased adoption and use of our marketplaces. We also rely on suppliers using our marketplaces to comply with all applicable governmental regulations, including packaging, labeling, hazardous materials, health and environmental regulations and licensing and record keeping requirements. Any failure of our suppliers to comply with applicable regulations could expose us to civil or criminal liability or could damage our reputation.

BECAUSE SOME OF THE PARTICIPANTS IN OUR MARKETPLACES ARE STOCKHOLDERS OR ARE AFFILIATED WITH OUR STOCKHOLDERS OR HAVE STRATEGIC RELATIONSHIPS WITH US, WE MAY FIND IT DIFFICULT TO ATTRACT COMPETING COMPANIES, WHICH COULD LIMIT THE BREADTH OF PRODUCTS OFFERED ON AND USERS OF OUR MARKETPLACES

     Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, General Electric Medical Systems has agreed to conduct certain activities with us, and an affiliate of General Electric Medical Systems owns shares of our common stock. In addition, VHA and UHC, the owners of Novation, own approximately 58.1 million and 16.5 million shares of our common stock, respectively. In addition, VHA owns approximately 30.8 million shares of restricted common stock and UHC owns approximately 5.6 million shares of restricted common stock. These relationships may deter other suppliers, GPOs or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

WE MAY BE SUBJECT TO LITIGATION FOR DEFECTS IN PRODUCTS SUPPLIED BY SELLERS USING OUR MARKETPLACES, AND THIS TYPE OF LITIGATION MAY BE COSTLY AND TIME-CONSUMING TO DEFEND

     Because we facilitate the sale products by sellers using our marketplaces, we may become subject to legal proceedings regarding defects in these products, even though we generally do not take title to these products. Any claims, with or without merit, could:

     - be time-consuming to defend;

     - result in costly litigation; or

     - divert management's attention and resources.

IF WE ARE UNABLE TO ATTRACT QUALIFIED PERSONNEL OR RETAIN OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN OUR INDUSTRY

     Our success depends on our ability to attract and retain qualified, experienced employees. Competition for qualified, experienced employees in both the Internet and the healthcare industry, particularly in the San Francisco Bay Area, is intense, and we may not be able to compete effectively to retain and attract employees, especially in light of the decline in our stock price in the last year which has decreased the value of the stock options held by our employees. As a result, our employees may seek employment with larger, more established companies or companies they perceive to have better prospects. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully in our industry, and our business would be harmed.

     We believe that our ability to successfully execute our business strategy will depend on the continued services of executive officers and other key employees. Our executive employment agreements do not prevent these executives from terminating their employment at any time. As a result, our employees, including these executives, serve at-will and may elect to pursue other opportunities at any time. The loss of any of our executive officers or other key employees could harm our business.

OUR GROWTH AND ORGANIZATIONAL CHANGES HAVE PLACED A STRAIN ON OUR SYSTEMS AND RESOURCES, AND IF WE FAIL TO SUCCESSFULLY MANAGE FUTURE GROWTH AND ORGANIZATIONAL CHANGES, WE MAY NOT BE ABLE TO MANAGE OUR BUSINESS EFFICIENTLY AND MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN

     We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998 and 269 as of December 31, 1999. In May 2000, we reduced the number of our employees from approximately 330 to approximately 250. As of December 31, 2000, we had 251 employees. With the divestiture of USL and the intended divestitures of our Auction operations, including GAR and the assets acquired from NCL, we expect to reduce our headcount by approximately 40 employees. These changes, and the growth in the number of our trading partners and transaction volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth would likely cause similar, and perhaps increased, strain on our systems and controls.

OUR INFRASTRUCTURE AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED EVENTS, AND IF ANY OF THESE EVENTS OF A SIGNIFICANT MAGNITUDE WERE TO OCCUR, THE EXTENT OF OUR LOSSES COULD EXCEED THE AMOUNT OF INSURANCE WE CARRY TO COMPENSATE US FOR ANY LOSSES

     The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our services. Currently, our infrastructure and systems are located at one site at Exodus Communications in Sunnyvale, California, which is an area susceptible to earthquakes and currently experiencing an energy shortage. We depend on our single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster, power outages or other event could result in an interruption in our service, reduce the number of transactions we are able to process and, if sustained or repeated, could impair our reputation and the attractiveness of our services or prevent us from providing our services entirely.

     Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that could occur. Any failure on our part to expand our system or Internet infrastructure to keep up with the demands of our users, or any system failure that causes an interruption in service or a decrease in responsiveness of our online services or website, could result in fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our marketplaces or prevent us from providing our services entirely.

IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF THE CONFIDENTIAL INFORMATION OF THE TRADING PARTNERS THAT USE OUR MARKETPLACES, THESE USERS MAY DISCONTINUE USING OUR MARKETPLACES

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY, WHICH COULD HARM OUR BUSINESS

     We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business would be harmed. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have applied for registration of several marks including Neoforma, Neoforma.com and associated logos. Our trademark registration applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, WE COULD BE UNABLE TO OPERATE OUR CURRENT BUSINESS

     We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, in a letter dated January 14, 2000, Forma Scientific, Inc. notified us that it believed our use of the "Neoforma" and "Neoforma.com" trademarks violated its trademark rights in "Forma" and "Forma Scientific. On September 12, 2000, we entered into a settlement agreement under which we agreed to modify our logo so that the mark "Neoforma" is presented to viewers as one word without any form of distinction separating the "Neo" portion of the mark from the "Forma" portion of the mark.

     Any claims regarding our intellectual property, with or without merit, could be time consuming and costly to defend, divert management attention and resources or require us to pay significant damages. License agreements may not be available on commercially reasonable terms, if at all. In addition, there has been an increase in the number of patent applications related to the use of the Internet to perform business processes. Enforcement of intellectual property rights in the Internet sector will become a greater source of risk as the number of business process patents increases. The loss of access to any key intellectual property right, including use of the Neoforma brand name, could result in our inability to operate our current business.

IF WE LOSE ACCESS TO THIRD-PARTY SOFTWARE INCORPORATED IN OUR MARKETPLACES, WE MAY NOT BE ABLE TO OPERATE OUR MARKETPLACES

     We currently rely on software that we have licensed from a number of suppliers. For example, we use software that we license from iPlanet, Inc., a subsidiary of Sun Microsystems, to provide part of our website infrastructure, we use information retrieval software that we license from SearchCafe Development Corporation to provide part of our search capabilities, we use software that we license from Oracle to further automate the order management and transaction routing process within our marketplaces, we will use software that we license from i2 to further enable us to offer our trading partners the ability to automate and streamline the procurement process and we use software that we license from CrossWorlds and TIBCO to integrate our marketplace applications and services with buyers' and suppliers' systems. We license TradeMatrix software from i2 to offer procurement, order management and supply chain management functions. We also license Gentran software from Sterling Commerce for the processing of order transactions from our customers. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third party technologies to enhance our services, to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to operate our online marketplaces until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our services or to adapt licensed technology to support our specific needs which could similarly harm development and market acceptance of our services.

REGULATION OF THE INTERNET IS UNSETTLED, AND FUTURE REGULATIONS COULD INHIBIT THE GROWTH OF E-COMMERCE AND LIMIT THE MARKET FOR OUR SERVICES

     A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, such as user privacy, taxation of goods and services provided over the Internet and the pricing, content and quality of services. The federal government has instituted a moratorium on Internet taxation that applies to sales and access charges. Recently, Congress proposed to extend the moratorium until 2006; however, it is possible that Congress or state legislators will instead seek to impose taxes on Internet transactions that would apply to us. Legislation could dampen the growth in Internet usage and decrease or limit its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our services. In addition, existing laws could be applied to the Internet, including consumer privacy laws. Legislation or application of existing laws could expose companies involved in e-commerce to increased liability, which could limit the growth of e-commerce.

FEDERAL AND STATE LEGISLATION AND REGULATION AFFECTING THE HEALTHCARE INDUSTRY COULD SEVERELY RESTRICT OUR ABILITY TO OPERATE OUR BUSINESS

     We are subject to federal and state legislation and regulation affecting the healthcare industry. Existing and new laws and regulations applicable to the healthcare industry could have a material adverse effect on our ability to operate our business. Legislation governing the distribution of health information has been proposed at both the federal and state level. Some of the transactions at our marketplaces may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject laws governing the distribution of health information. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering health information electronically. Other legislation currently being considered at the federal level could also negatively affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services. Because we represent that our marketplaces meet these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations. A federal law commonly known as the Medicare/Medicaid antikickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including but not limited to our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our products.

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

OUR STOCK PRICE AND THOSE OF OTHER TECHNOLOGY COMPANIES HAVE EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS, AND, ACCORDINGLY, OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT

     The trading price of our common stock has fluctuated significantly since our initial public offering in January 2000 and is significantly below the original offering price of $13 per share. An active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to fluctuate, including:

     - variations in our quarterly operating results;

     - announcements of technological innovations by us or by our competitors;

     - introductions of new services by us or by our competitors;

     - departure of key personnel;

     - the gain or loss of significant strategic relationships or trading partners;

     - changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

     - market conditions in our industry and the economy as a whole.

     In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies' operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our operating results and our business.

IF OUR COMMON STOCK PRICE FALLS BELOW AND REMAINS UNDER $1.00, OR IF WE OTHERWISE FAIL TO COMPLY WITH NASDAQ RULES, OUR COMMON STOCK IS LIKELY TO BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD ELIMINATE THE TRADING MARKET FOR OUR COMMON STOCK

     If the market price for our common stock falls and remains below $1.00 per share or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be deemed to be penny stock. During 2000 and 2001, our common stock traded, at times, below $1.00 per share, and on March 30, 2001 the closing price was $1.19. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk:

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                    2001      2002     2003     2004     2005
                                                   -------    -----    -----    -----    -----
FISCAL YEARS
Cash equivalents and short-term investments:
  Fixed rate short-term investments..............  $23,874       --       --       --       --
  Average interest rate..........................     6.71%      --       --       --       --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth information regarding our executive officers and directors as of March 31, 2001:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Robert J. Zollars.........................  43     Chairman and Chief Executive Officer
Daniel A. Eckert..........................  36     President and Chief Operating Officer
Andrew L. Guggenhime......................  32     Chief Financial Officer
Steven E. Kane............................  51     Chief Administrative Officer and Corporate
                                                   Secretary
Charles D. Brennan........................  46     Executive Vice President of Sales and
                                                   Services
Steven J. Wigginton.......................  35     Executive Vice President of Marketing,
                                                   Operations and Development
Richard D. Helppie........................  44     Director
Andrew J. Filipowski......................  50     Director
Mark McKenna..............................  52     Director
Curt Nonomaque............................  44     Director
Jeffrey H. Hillebrand.....................  47     Director
Michael J. Murray.........................  56     Director
Robert J. Baker...........................  57     Director
C. Thomas Smith...........................  63     Director

     Robert J. Zollars has served as our Chairman and Chief Executive Officer since July 1999, and as our President from July 1999 to January 2001. From January 1997 to July 1999, he served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company, where he was responsible for five of its wholly-owned subsidiaries: Pyxis Corporation, Owen Healthcare, Inc., Medicine Shoppe International, Cardinal Information Corporation and International. From January 1992 to December 1996, he served as President of Hospital Supply, Scientific Products and U.S. Distribution of Baxter Healthcare Corporation, which in October 1996 was spun off as Allegiance Corporation, a healthcare products and service company. Mr. Zollars holds an M.B.A. in finance from John F. Kennedy University and a B.S. in marketing from Arizona State University.

     Daniel A. Eckert has served as our President and Chief Operating Officer since January 2001. Mr. Eckert had previously served in several executive capacities since joining us in August 1999, including Executive Vice President of Sales, President of Neoforma Shop and Executive Vice President of Marketplaces. From April 1998 to August 1999, Mr. Eckert was President and Chief Operating Officer of Fisher Healthcare, a division of Fisher Scientific International, which is a distributor of medical products. From September 1992 to April 1998, Mr. Eckert held several positions at McKesson Corporation, a supplier of medical products, including Senior Vice President of Corporate Sales for the Health Systems Group, Senior Vice President of Sales and Marketing for McKesson/General Medical Corporation and Vice President of Acute Care. Mr. Eckert holds an A.B. in English and political science from Occidental College, and completed the Fuqua School of Business' Healthcare Distributor Executive Program at Duke University.

     Andrew L. Guggenhime has served as our Chief Financial Officer since October 2000. From January 2000 until October 2000, he was our Vice President of Corporate Development. From August 1996 until January 2000, Mr. Guggenhime was in the Healthcare Investment Banking group of Merrill Lynch & Co., most recently as a Vice President. From July 1990 to August 1994, he served in a number of capacities at Wells Fargo & Company, most recently as Assistant Vice President in Wells Fargo's Debt Capital Markets group. Mr. Guggenhime holds a Master of Management from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.A. in international politics and economics from Middlebury College.

     Steven E. Kane has served as our Chief Administrative Officer and Corporate Secretary since January 2001. Prior to that, he had served as our Senior Vice President of Human Resources and Legal since joining us in May 2000. From January 1999 to May 2000, Mr. Kane was a self-employed human resources consultant. From 1985 to December 1998, Mr. Kane served in several senior human resources and legal positions at Baxter Healthcare Corporation, including Group Vice President of Human Resources, Associate General Counsel and Vice President of Corporate Affairs. He also served on Baxter's North American Board. Mr. Kane holds an M.B.A. from Cornell University, a B.S. from Cornell's School of Industrial and Labor Relations and a J.D. from the University of Akron.

     Charles D. Brennan has served as our Executive Vice President of Sales and Services since January 2001, our Senior Vice President of Services Delivery from May 2000 to January 2001 and our Vice President of Professional Services from January 2000 until May 2000. Previously, he was a Vice President in the healthcare group of Computer Sciences Corporation, a consulting and information technology services firm, and National Director of its supply chain practice from June 1997 to December 1999. From September 1990 to June 1997, Mr. Brennan was a consultant and managing partner with APM, a healthcare consulting firm acquired by Computer Sciences Corporation in 1997. He holds a Master of Education from Harvard University, an M.B.A. from Yale University and a B.A. in psychology from Antioch University.

     Steven J. Wigginton has served as our Executive Vice President of Marketing, Operations and Development since January 2001. Prior to that, he was our Senior Vice President of Product Development from May 2000 to January 2001. Mr. Wigginton joined Neoforma in January 2000 with the acquisition of Pharos Technologies, Inc., of which he was co-founder. He also held executive positions at Thomas Publishing Company from December 1997 to July 1999, and at Autodesk's Data Publishing Group from December 1996 until November 1997. From August 1993 to November 1996, Mr. Wigginton worked at Industry.net, an e-commerce services company. Mr. Wigginton holds a B.S. in finance from Indiana University.

     Richard D. Helppie has served as one of our directors since October 1999. Since August 1996, he has served as Chairman of the Board and Chief Executive Officer of Superior Consultant Holdings Corporation, a consulting firm comprised of two subsidiaries founded by Mr. Helppie, Superior Consultant Company, Inc. and UNITIVE Corporation. He has served as Chairman of the Board and Chief Executive Officer of Superior Consultant Company, a healthcare management and information systems consulting firm, since 1984 and as Chief Executive Officer of UNITIVE Corporation, an information technology consulting firm, since 1993. He has also served as President of Clearwater Aviation Company, Inc. since 1993. In addition, Mr. Helppie is a director of drkoop.com, Inc.

     Andrew J. Filipowski has served as one of our directors since October 1999. He is Chief Executive Officer and Chairman of the Board of divine inc., an enterprise web solutions company that he co-founded in May 1999. He is also Chairman of the Board of PLATINUM Venture Partners, Inc., a venture investment firm that he founded in February 1992. Mr. Filipowski founded PLATINUM technology, inc. in April 1987 and served as its President, Chief Executive Officer and Chairman of the Board until it was acquired by Computer Associates in June 1999. PLATINUM technology, inc. was a software company that produced, acquired and distributed system software tools. Mr. Filipowski serves on the board of directors of Blue Rhino Corporation and Bluestone Software, Inc.

     Mark McKenna has served as one of our directors since July 2000. He has served as the President of Novation since February 1999. From January 1998 to February 1999, Mr. McKenna was the Senior Vice President of Operations for Novation. From 1987 to January 1998, he held several positions with VHA, including interim Vice President for Supply Chain Management from May 1997 to January 1998 and Vice President of Marketing from January 1996 to May 1997. Prior to joining VHA, Mr. McKenna was Director of Marketing for IMED Corp., a manufacturer of drug delivery systems. His previous experience includes sales and marketing assignments with Johnson & Johnson and American Hospital Supply Corp. Mr. McKenna serves as a director on the boards of Novation and HPPI and is a member of the American Society for Hospital Materials Management, the Medical Marketing Association and the American Management Association. He holds an M.B.A. from Suffolk University in Boston and a B.S. in business from Boston College.

     Curt Nonomaque has served as one of our directors since July 2000. He has served as Chief Financial Officer of VHA since 1992 and as Executive Vice President of VHA since 1996. Since 1989, he has served as Treasurer for both VHA and VHA Enterprises. Prior to joining VHA in 1986, Mr. Nonomaque was a banking officer for First City Bank in Dallas. From 1983 to 1985, he was a management consultant with Arthur Andersen & Co. Mr. Nonomaque also serves as a director on the boards of Novation and HPPI. He is Co-Chairman of the Board of Healthvision, Chairman of the board of AIDS arms, Inc., and is a past President of the board of the Society for the Prevention of Cruelty to Animals of Texas and a past board member of Faith Properties, LLC. Mr. Nonomaque holds an M.B.A. from Baylor University's Hankamer School of Business and a B.A. from Baylor University.

     Jeffrey H. Hillebrand has served as one of our directors since December 2000. Since 1998, he has served as Chief Operating Officer of Evanston Northwestern Healthcare, where he has worked since 1979. Mr. Hillebrand is a Fellow of the American College of Healthcare Executives and has served as one of its regents. He is a member of the Young Presidents Organization and a non-resident lecturer for the School of Public Health at the University of Michigan. He has also served as a trustee of the village of Kennilworth, Illinois. He is President of the Northeast Illinois Council of Boy Scouts of America, and has served as Vice Chairman of the American Heart Association of Metropolitan Chicago. Mr. Hillebrand holds a M.H.S.A. from the University of Michigan and a B.A. from Dartmouth College.

     Michael J. Murray has served as one of our directors since December 2000. Until August 2000, Mr. Murray served as President of Global Corporate and Investment Banking at Bank of America Corporation and was a member of its Policy Committee. From March 1997 until September 1998, Mr. Murray headed BankAmerica Corporation's Global Wholesale Bank. From September 1995 to March 1997, he served as BankAmerica Vice Chairman and head of the U.S. and International Groups. Mr. Murray was responsible for BankAmerica's U.S. Corporate Group from September 1994, after BankAmerica's merger with Continental Bank Corporation, until September 1995. Prior to the merger, he was Vice Chairman and Head of Corporate Banking for Continental Bank, which he joined in 1969. Mr. Murray serves as a director on the boards of CNF, Inc., a global supply chain services firm, and eLoyalty Corporation, an information technology services firm. He is also Chairman of the Bay Area United Way, serves on the board of the California Academy of Sciences and is a member of the Advisory Council for the School of Business at the University of Notre Dame. Mr. Murray holds an M.B.A. from the University of Wisconsin and a B.B.A. from the University of Notre Dame.

     Robert J. Baker has served as one of our directors since January 2001. Since 1986, he has served as the first President and Chief Executive Officer of UHC. Prior to that, he held several administrative positions at University of Minnesota Hospital and was Chief Executive Officer of Nebraska Hospital. Mr. Baker was awarded the John R. Hogness Award Lectureship from the Association of Academic Health Centers and holds an M.B.A. from the University of Chicago and a B.A. in economics from Kalamazoo College.

     C. Thomas Smith has served as one of our directors since January 2001. He has served as President and Chief Executive Officer of VHA since 1991. From 1977 to 1991, Mr. Smith was President of Yale-New Haven Hospital and President of Yale-New Haven Health Services Corp. From 1971 to 1976, he was Vice President and Executive Director of Hospitals and Clinics and a member of the board of trustees for Henry Ford Hospital in Detroit. From 1967 to 1971, Mr. Smith was Associate Director of Hospitals and Director of Medical Center Planning for the University of Minnesota Health Sciences Center. Prior to that, he held administrative positions at Baptist Memorial Hospital from 1961 to 1967, following an administrative residency. In 1991, Mr. Smith was the Chairman of the American Hospital Board of Trustees. Since 1987, he has been a member of the VHA board of directors. He also serves on the boards of Novation and the Healthcare Leadership Council. Mr. Smith is a past Chairman of the Council of Teaching Hospitals and a former member of the boards of the Association of American Medical Colleges, the International Hospital Federation, the Hospital Research and Educational Trust, the National Committee on Quality Healthcare, the Jackson Hole Group and Genentech. He holds an M.B.A. from the University of Chicago, two honorary degrees from Connecticut colleges, and a B.A. from Baylor University.

BOARD COMMITTEES

     Our board of directors has an audit committee, a compensation committee and a public policy committee.

     Audit Committee. The audit committee was created during the fourth quarter of fiscal 1999 and currently consists of Messrs. Filipowski, Murray and Nonomaque. The audit committee:

     - reviews our financial statements and accounting practices;

     - makes recommendations to our board of directors regarding the selection of independent public accountants; and

     - reviews the results and scope of the audit and other services provided by our independent public accountants.

     Compensation Committee. The compensation committee was created during the fourth quarter of fiscal 1999 and currently consists of Messrs. Filipowski, Helppie and Hillebrand. The compensation committee:

     - reviews and recommends to our board of directors the compensation and benefits of all of our officers, directors and consultants; and

     - reviews general policy relating to compensation and benefits.

     Public Policy Committee. The public policy committee was created during fiscal 2000 and currently consists of Messrs. Baker, McKenna, Smith and Zollars. The public policy committee reviews our policies and practices to ensure they are consistent with our social responsibility to employees, customers, stockholders and society in general.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows all compensation awarded to, earned by or paid for services rendered to us in all capacities during 1998, 1999 and 2000 by our Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                      ANNUAL COMPENSATION                 AWARDS
                                            ---------------------------------------     SECURITIES
                                                                      OTHER ANNUAL      UNDERLYING
   NAME AND PRINCIPAL POSITION      YEAR     SALARY       BONUS       COMPENSATION       OPTIONS
   ---------------------------      ----    --------    ----------    -------------    ------------
Robert J. Zollars(1)..............  2000    $500,540    $  500,000     $        --      2,007,000
  Chairman and                      1999     250,000       250,000         338,000(2)   5,239,475
  Chief Executive Officer           1998          --            --              --             --

Daniel A. Eckert(3)...............  2000     255,438       122,917          97,996(4)     790,000
  President and                     1999     102,200            --          39,662(4)     450,000
  Chief Operating Officer           1998          --            --              --             --

Andrew L. Guggenhime(5)...........  2000     198,368        66,666              --        800,000
  Chief Financial Officer           1999          --            --              --             --
                                    1998          --            --              --             --

Charles D. Brennan(6).............  2000     204,455       114,167              --        790,000
  Executive Vice President of       1999          --            --              --             --
  Sales and Services                1998          --            --              --             --

Steven J. Wigginton(7)............  2000     175,750        64,167           3,424(8)     590,000
  Executive Vice President of       1999          --            --              --             --
  Marketing, Operations and         1998          --            --              --             --
  Development

---------------
(1) Mr. Zollars joined us in July 1999.

(2) Represents a reimbursement related to bonuses earned but unpaid by Mr. Zollars' prior employer.

(3) Mr. Eckert joined us in July 1999.

(4) Represents reimbursements for relocation expenses paid to Mr. Eckert.

(5) Mr. Guggenhime joined us in January 2000.

(6) Mr. Brennan joined us in January 2000.

(7) Mr. Wigginton joined us in January 2000.

(8) Represents a reimbursement for relocation expenses paid to Mr. Wigginton.

                          OPTION GRANTS IN FISCAL 2000

     During 2000, we granted options to purchase a total of 14,422,250 shares of common stock to employees. 3,828,850 of those options were granted under the 1997 Stock Plan, 10,558,400 were granted under the 1999 Equity Incentive Plan and 35,000 were granted outside the stock plans. All options granted under the 1997 Stock Plan and outside the stock plans are immediately exercisable and consisted of both incentive stock options and nonqualified stock options. Options granted under the 1999 Equity Incentive Plan were both incentive stock options and nonqualified stock options, and such options were exercisable only to the extent of any vested shares. For options that have been exercised prior to being vested, we have the right to repurchase the unvested shares upon termination of the optionee's employment with us. We granted the options listed below at an exercise price equal to the fair market value of our common stock, as determined by the board of directors on the date of grant for options granted prior to our initial public offering on January 24, 2000, or for options granted subsequent to our initial public offering, as determined by the closing price of our commons stock on the Nasdaq National Market on the date of grant. With regard to the options granted to Messrs. Eckert, Guggenhime, Brennan and Wigginton, 100,000, 250,000, 300,000 and 100,000 of the shares underlying options, respectively, vest as to 25% of the underlying shares upon the first anniversary of the date of grant and as to an additional 2.083% each month thereafter. With regard to the options granted to Messrs. Zollars, and to all other options granted to Messrs. Eckert, Guggenhime, Brennan and Wigginton, the options vest as to 2.083% per month over a 48 month period. The options have a term of 10 years from the date of grant or three months after termination of employment.

     In the table below, potential realizable values were computed by (a) multiplying the number of shares of common stock subject to a given option by either (1) $0.81, which was the closing price of our common stock on the Nasdaq National Market at December 31, 2000, for options with an exercise price less than or equal to $0.81 or (2) the exercise price of the option for options with an exercise price greater than $0.81, (b) compounding the aggregate stock value derived from the foregoing calculation at an annual rate of 5% or 10% over the 10 year term of the option and (c) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rate of compounded stock price appreciation are based on Securities and Exchange Commission requirements and do not represent our estimates or projections of future common stock prices.

                                              INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                                          --------------------------                   VALUE AT ASSUMED
                             NUMBER OF      PERCENT OF                               ANNUAL RATES OF STOCK
                             SECURITIES   TOTAL OPTIONS                               PRICE APPRECIATION
                             UNDERLYING     GRANTED TO     EXERCISE                    FOR OPTION TERMS
                              OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION   -----------------------
           NAME               GRANTED     FISCAL YEAR(%)   PER SHARE      DATE          5%          10%
           ----              ----------   --------------   ---------   ----------   ----------   ----------
Robert J. Zollars..........    507,000         3.52%         $3.94       8/1/2010   $1,255,470   $3,181,608
                             1,500,000        10.40           0.78     12/28/2010      813,415    1,867,547
Daniel A. Eckert...........    100,000         0.69           9.00      1/16/2010      566,005    1,434,368
                               190,000         1.32           3.94       6/1/2010      470,492    1,192,319
                               300,000         2.08           1.81     11/21/2010      341,961      866,597
                               200,000         1.39           0.81     12/29/2010      102,195      258,983
Andrew L. Guggenhime.......    250,000         1.73           7.00      1/14/2010    1,100,566    2,789,049
                                40,000         0.28           3.00      8/11/2010       75,467      191,249
                               510,000         3.54           0.78     12/26/2010      276,561      634,966
Charles D. Brennan.........    200,000         1.39           7.00      1/14/2010      880,452    2,231,239
                               100,000         0.69           8.13      6/13/2010      510,977    1,294,916
                               190,000         1.32           3.94       8/1/2010      470,492    1,192,319
                               300,000         2.08           1.81     11/21/2010      341,961      866,597
Steven J. Wigginton........    100,000         0.69           8.13      6/13/2010      510,977    1,294,916
                               190,000         1.32           3.94       8/1/2010      470,492    1,192,319
                               300,000         2.08           1.81     11/21/2010      341,961      866,597

  AGGREGATE OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth for each of our Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of 2000, the number of shares of common stock acquired and the value realized upon exercise of stock options during 2000 and the number and value of shares of common stock subject to "vested" and "unvested" options held as of December 31, 2000. Value at fiscal year end of unexercised in the money options is the difference between the exercise price and $0.81, which represents the closing price of our common stock on the Nasdaq National Market as of December 31, 2000. None of the named executives below exercised any of their stock options in 2000.

     In the table below, for those shares that relate to options issued under our 1997 Stock Plan which were exercised prior to being vested, the heading "vested" refers to shares as to which our right of repurchase has lapsed. The heading "unvested" refers to shares that we have the right to repurchase upon termination of the optionee's employment.

                                                               NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES            UNDERLYING           VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED      UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                 OPTIONS AT FISCAL YEAR END     AT FISCAL YEAR END        AT FISCAL YEAR END
                                 ---------------------------   --------------------   ---------------------------
             NAME                EXERCISABLE   UNEXERCISABLE   VESTED     UNVESTED    EXERCISABLE   UNEXERCISABLE
             ----                -----------   -------------   -------   ----------   -----------   -------------
Robert J. Zollars..............     42,250       1,964,750     42,250    1,964,750      $    --      $   46,950
Daniel A. Eckert...............    122,082         667,918     22,082      767,918           --              --
Andrew L. Guggenhime...........    253,333         546,667      3,333      796,667           --          15,963
Charles D. Brennan.............    222,082         567,918     22,082      767,918           --              --
Steven J. Wigginton............     22,082         567,918     22,082      567,918           --              --

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

     Upon entering into this employment agreement, Mr. Zollars received an option to purchase 1,637,160 shares of our common stock and an option to purchase 3,602,315 shares of our common stock, each at an exercise price of $0.10 per share. Both options were immediately exercisable and Mr. Zollars exercised these options in full in July 1999. As of December 31, 2000, 2,326,495 of the shares purchased under the option for 3,602,315 shares were subject to a repurchase right that lapses at a rate of 75,048 shares per month. If we are acquired or if certain changes in control of Neoforma occur, the then unvested portion of his option will become vested.

     Mr. Zollars is eligible to receive from us a moving assistance loan of $2.5 million, which will be forgiven in equal monthly installments on the last day of each month from the date of closing on his new home through June 30, 2003. We are currently in discussions with Mr. Zollars to restructure the payment terms of this loan. Mr. Zollars also has the right to be reimbursed by us up to $300,000 for any loss on the sale of his previous home. We are obligated to reimburse Mr. Zollars for an additional $338,000 plus additional moving expenses incurred in connection with his joining us.

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

     In October 2000, Mr. Zollars' Employment Agreement was clarified such that if any severance and other benefits provided to him under his Employment Agreement would constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986 and would be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Zollars' severance and other benefits will be payable, at his election, either in full or in such lesser amount as would result, after taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999 of the Code, in his receipt on an after-tax basis of the greatest amount of severance and other benefits.

     Mr. Eckert. In July 1999, we entered into an offer letter with Daniel A. Eckert for him to serve as our Executive Vice President of Sales. Under this offer letter, Mr. Eckert receives a salary equal to $250,000 per year. Mr. Eckert received $39,662 related to relocation costs and is entitled to receive a bonus of $50,000 per year, based upon performance milestones to be specified by our president and assessed by our board of directors. Upon entering into employment with us, Mr. Eckert received an option to purchase 450,000 shares of our common stock at $0.50 per share. This option is immediately exercisable and Mr. Eckert has exercised the option in full. As of December 31, 2000, 300,001 of the shares underlying the option were subject to a right of repurchase. The shares underlying the option vest in equal monthly installments over four years, for so long as he is employed by us. If Mr. Eckert's employment is terminated other than for cause, he will be entitled to receive an amount equal to six months of his salary. In the event of certain changes of control of Neoforma, 50% of the then unvested portion of Mr. Eckert's option shall immediately vest.

     In December 2000, the board of directors approved the promotion of Daniel
A. Eckert to President and Chief Operating Officer. Commensurate with this promotion, his salary was increased to $300,000 annually, and his bonus potential was increased to $165,000 per year based on performance milestones to be specified by our Chief Executive Officer and assessed by our board of directors. Upon this promotion, Mr. Eckert received an option to purchase 200,000 shares of our common stock at $0.8125 per share. The option vests in equal monthly installments over four years.

     Mr. Brennan. In November 1999, we entered into an offer letter with Charles
D. Brennan for him to serve as our Vice President of Professional Services. Under this offer letter, we agreed to pay Mr. Brennan a salary of $200,000 per year, a bonus of up to $50,000 per year, based upon achievement of performance milestones, and a signing bonus of $50,000. Mr. Brennan received an option to purchase 200,000 shares of our common stock at $7.00 per share. The option vests over four years, with 25% of the shares underlying the option vesting one year from the date of grant, and an additional one-forty-eighth of the shares vesting each succeeding month.

     Mr. Wigginton. In December 1999, we entered into an offer letter with Steven J. Wigginton for him to serve as our Vice President of Sales and Business Development. Under this offer letter, we agreed to pay Mr. Wigginton a salary of $140,000 per year. Mr. Wigginton received an option to purchase 100,000 shares of our common stock at $8.13 per share. The option vests over four years, with 25% of the shares underlying the option vesting one year from the date of grant, and an additional one-forty-eighth of the shares vesting each succeeding month.

     Mr. Guggenhime. In January 2000, we entered into an offer letter with Andrew L. Guggenhime for him to serve as our Vice President of Corporate Development. Under this offer letter, we agreed to pay Mr. Guggenhime a salary of $200,000 per year and a bonus of up to $50,000 per year, based upon achievement of performance milestones, of which we guaranteed $12,500 in bonus to Mr. Guggenhime for each of the first two quarters of his employment with us. Mr. Guggenhime received an option to purchase 250,000 shares of our common stock at $7.00 per share. The option vests over four years, with 25% of the shares underlying the option vesting one year from the date of grant, and an additional one-forty-eighth of the shares vesting each succeeding month. If Mr. Guggenhime's employment is terminated or his responsibilities are reduced without cause within one year after a change of control of Neoforma, then half of the balance of the unvested portion of this option will vest at that time.

     Mr. Kane. In May 2000, we entered into an offer letter with Steven E. Kane for him to serve as our Vice President of Human Resources. Under this offer letter, we agreed to pay Mr. Guggenhime a salary of $165,000 per year and a bonus of up to $41,250 per year, based upon achievement of performance milestones.

Mr. Kane received an option to purchase 150,000 shares of our common stock at $8.13 per share. The option vests over four years, with 25% of the shares underlying the option vesting one year from the date of grant, and an additional one-forty-eighth of the shares vesting each succeeding month. If Mr. Kane's employment is terminated or his responsibilities are reduced without cause within one year after a change of control of Neoforma, then half of the balance of the unvested portion of this option will vest at that time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of our board of directors is currently comprised of Messrs. Filipowski, Helppie and Hillebrand. None of these individuals has at any time been one of our officers or employees. For a description of the transactions between us and members of the compensation committee and entities affiliated with the compensation committee members, see "Item 13. -- Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION

     Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable and necessary expenses for attending board and board committee meetings.

     Each eligible director who is not our employee and who is or becomes a member of our board will be automatically granted an option to purchase 100,000 shares of common stock under our 1999 Equity Incentive Plan, unless that director has previously received an option grant. In December 2000, we granted an option to purchase 100,000 shares of our common stock to each of Messrs. Hillebrand and Murray, and in January 2001, we granted an option to purchase 100,000 shares of our common stock to each of Messrs. Smith and Baker upon their becoming members of our board of directors. Immediately following each annual meeting of stockholders, each eligible director will automatically be granted an option to purchase 25,000 shares of common stock under our 1999 Equity Incentive Plan, provided that the director is a member of the board on that date and has served continuously as a member of the board for a period of at least one year since the date of the director's initial grant. All options will have an exercise price equal to the fair market value of our common stock on the date of grant. The options will have 10-year terms and will terminate three months following the date the director ceases to be one of our directors or consultants or 12 months after any termination due to death or disability. Options granted under the plan will generally vest over four years. Any unvested shares subject to these options will become immediately vested and exercisable upon a transaction which results in a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information with respect to the beneficial ownership of our common stock as of March 31, 2000 by:

     - each person who is known by us to own beneficially more than 5% of our common stock;

     - each of our directors;

     - our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers at the end of 2000; and

     - all of our directors and executive officers as a group.

     The number and percentage of Neoforma common stock beneficially owned are based on 182,781,670 shares of common stock outstanding at March 31, 2000. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of March 31, 2000, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes following the table, the address for each listed stockholder is c/o Neoforma.com, Inc., 3061 Zanker Road, San Jose, California 95134. To our knowledge, except as indicated in the footnotes to this table and under applicable community property laws, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                              SHARES BENEFICIALLY OWNED
                                                              --------------------------
                  NAME OF BENEFICIAL OWNER                      NUMBER       PERCENTAGE
                  ------------------------                    -----------    -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Robert J. Zollars(1)........................................   5,490,786          3.0%
Daniel A. Eckert(2).........................................     643,956          *
Andrew L. Guggenhime(3).....................................     310,623          *
Charles D. Brennan(4).......................................     298,122          *
Steven J. Wigginton(5)......................................     291,734          *
Richard D. Helppie(6).......................................     966,782          *
Andrew J. Filipowski(7).....................................   1,206,338          *
Mark McKenna................................................          --          *
Curt Nonomaque..............................................     124,100          *
Jeffrey H. Hillebrand.......................................      12,500          *
Michael J. Murray...........................................     100,000          *
Robert J. Baker.............................................         600          *
C. Thomas Smith.............................................      10,000          *
All 14 directors and executive officers as a group(8).......   9,558,664          5.2
5% STOCKHOLDERS:
VHA Inc.(9).................................................  77,112,550         42.2
University HealthSystem Consortium(10)......................  18,798,586         10.3

---------------
  *  Represents less than 1%.

 (1) Includes 3,602,315 shares of common stock subject to a repurchase right that lapses at a rate of 75,048 shares per month. Also includes 251,311 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (2) Represents 450,000 shares of common stock that are subject to a repurchase right that lapses at a rate of 4,167 shares per month and 193,956 shares of common stock issuable under options that are exercisable within 60 days of March 31, 2001.

 (3) Includes 310,623 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (4) Represents 298,122 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (5) Represents 239,027 shares received as part of our acquisition of Pharos in January 2000, of which 95,611 shares were subject to a right of repurchase which lapses at a rate of 3,984 shares per month. Also includes 52,707 shares subject to options that are exercisable within 60 days of March 31, 2001.

 (6) Includes 816,782 shares of common stock held by Superior Consultant Holdings Corporation. Mr. Helppie, one of our directors, is the Chairman, Chief Executive Officer and President of Superior. Also includes 150,000 shares of common stock issuable under an option held by Mr. Helppie that was granted after September 30, 1999. Mr. Helppie disclaims beneficial ownership of the shares held by Superior.

 (7) Includes 1,056,338 shares of common stock held by divine interVentures, Inc. Mr. Filipowski, one of our directors, is President, Chief Executive Officer and Chairman of the board of divine interVentures, Inc. Includes 150,000 shares of common stock issuable under an option held by Mr. Filipowski which was granted after September 30, 1999. Mr. Filipowski disclaims beneficial ownership of the shares held by divine interVentures, Inc.

 (8) Includes 1,509,842 shares of common stock issuable under options held by directors and executive officers that are presently exercisable within 60 days of March 31, 2000. Also includes 4,147,926 outstanding shares that are subject to repurchase rights that lapse over time.

 (9) Includes 30,845,020 shares of common stock subject to restrictions which lapse when specified performance criteria have been met. VHA's corporate headquarters are located at 220 E. Las Colinas Blvd., Irving, TX 75039.

(10) Includes 5,639,577 shares of common stock subject to restrictions which lapse when specified performance criteria have been met. UHC's corporate headquarters are located at 2001 Spring Rd., Suite 700, Oak Brook, Illinois 60523.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than compensation agreements and other arrangements, which are described in "Item 11. -- Executive Compensation" and the transactions described below, since January 1, 2000 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

     On January 14, 2000, we made a loan to Andrew L. Guggenhime, our Chief Financial Officer, in connection with his exercise of a stock option granted to him under the terms of his offer letter. The loan was evidenced by a promissory note in the principal amount of $1,750,000, with interest compounded quarterly on the unpaid balance at a rate of approximately 6% per year. On December 26, 2000, we agreed to rescind Mr. Guggenhime's stock option exercise and cancel the note.

     On September 18, 2000, we made a loan to Steven J. Wigginton, our executive Vice President of Marketing, Operations and Development. The loan has a one-year term, and was extended for the purpose of allowing him to sell his home in Illinois and purchase a residence in California. The loan was evidenced by a promissory note in the principal amount of $175,000, with interest compounded quarterly on the unpaid balance at a rate of 6.33% per year.

COMMERCIAL TRANSACTIONS

     In October 1999, Richard D. Helppie, the Chairman and Chief Executive Officer of Superior Consultant Holdings Corporation, joined our board of directors as the representative of the holders of our Series E preferred stock. In addition, in October 1999, we entered into an agreement with Superior Consultant Company, Inc., a wholly owned subsidiary of Superior Consultant Holdings Corporation, providing for collaboration between us and Superior. Superior is a supplier of Digital Business Transformation(TM) services to large healthcare organizations, including Internet-related services, systems integration, outsourcing and consulting, which enable Superior clients to utilize digital technologies and process innovations to improve their businesses. Under the agreement, we have agreed to market Superior's services to our users, and Superior has agreed to introduce our services to appropriate clients, based on their interests, and to incorporate our services into its Digital Business Transformation(TM) offerings. The agreement also provides for joint marketing activities. In consideration, we have agreed to make payments to Superior in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma e-commerce transaction revenue and other potential fixed payments based on the success of the joint marketing activities. We have also agreed to utilize Superior's services on a preferred basis for systems integration, development, infrastruc-ture, process improvement and consulting assistance, totaling at least $1.5 million of services from Superior, at a discount from Superior's standard fees. Our agreement with Superior expires in October 2002.

     On March 30, 2000, we entered an outsourcing and operating agreement with Novation, VHA, UHC and HPPI and entered into agreements to issue our common stock and warrants to purchase our common stock to VHA and UHC. On May 25, 2000, we modified the structure and terms of our outsourcing and operating agreement with Novation, HPPI, VHA and UHC and our stock and warrant agreements with VHA and UHC.

     Under the terms of the modified stock and warrant agreements, which were approved by our stockholders on July 26, 2000, VHA received approximately 46.3 million shares of our common stock, representing approximately 37% of our then outstanding common stock, and UHC received approximately 11.3 million shares of our common stock, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 30.8 million and 7.5 million additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These targets are based upon the historical purchasing volume of VHA- and UHC-member healthcare organizations that sign up to use Marketplace@Novation. The targets increase annually to a level equivalent to total healthcare organizations representing approximately $22 billion of combined purchasing volume at the end of the fourth year.

     Under our outsourcing and operating agreement with Novation, we have agreed to provide specific functionality to Marketplace@Novation, the online marketplace only available to the patrons and members of the owners of Novation, VHA, UHC and HPPI. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our online marketplace, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare organizations.

     On October 18, 2000, we canceled VHA's warrant to purchase up to 30,845,020 shares of our common stock and issued to VHA 30,845,020 shares of our restricted common stock in substitution for such warrant. The restricted common stock that we issued to VHA is subject to the identical performance-based vesting criteria to which VHA's warrant was subject. On January 25, 2001, we also canceled UHC's warrant to purchase up to 5,639,577 shares of our common stock and issued to UHC 5,639,577 shares of our restricted common stock in substitution for such warrant. The restricted common stock that we issued to UHC is subject to the identical performance-based vesting criteria to which UHC's warrant was subject.

     On January 25, 2001, we also amended the outsourcing and operating agreement to revise terms relating to the payment of fees to us by Novation, sharing of revenues by us with Novation and obligations of each of the parties to the agreement. The amended outsourcing and operating agreement guarantees to us a fee based on the gross volumes of purchases made by Novation members through Marketplace@Novation. The amended outsourcing and operating agreement also includes modifications to revenue sharing provisions under which we will share certain fees we receive for products and services sold through or related to our marketplaces. We will share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces, revenue related to our Shop and Auction services and revenue related to the distribution or licensing of software and other technology solutions. We will not share revenue related to marketplaces sponsored by other GPOs except for certain types of purchases. For the term of the agreement, we will not share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The amended outsourcing and operating agreement also includes modifications to certain supplier recruitment and supplier implementation provisions of the original agreement.

     In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, until May 31, 2002, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through the Marketplace@Novation. Any funds that we borrow under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of our assets. In the event that we (1) sell any of our stock as part of an equity financing,

(2) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Index To Consolidated Financial Statements

     The following Consolidated Financial Statements of the Registrant are filed as part of this report:

        Report of Independent Public Accountants.
        Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Operations for the Years ended December 31,
         2000, 1999, and 1998.
        Consolidated Statements of Changes in Stockholders' Equity from December
         31, 1997 to December 31, 2000.
        Consolidated Statements of Cash Flows for the Years ended December 31,
         2000, 1999, and 1998.
        Notes to Consolidated Financial Statements.

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

     (a)(3) Index to Exhibits

EXHIBIT                                                                           INCORPORATED BY REFERENCE
  NO.                                                                                                          EXHIBIT
 FILED                                                                                                         NO. AS
HEREWITH                             EXHIBIT                            FORM    FILE NO.      FILING DATE       FILED
--------                             -------                           ------   ---------   ----------------   -------
  2.01      Securities Purchase Agreement by and among Neoforma GAR,   S-1      333-89077   January 21, 2000   2.01
            Inc. and Neoforma, Inc. and General Asset Recovery, LLC,
            Eric Tivin and Fred Tivin dated as of July 16, 1999.
            Certain schedules have been omitted and will be provided
            to the Commission upon request.
  2.02      Agreement for Purchase of Assets, dated November 18,       S-1      333-89077   January 21, 2000   2.02
            1999, by and among the Registrant, FDI Information
            Resources, Inc. and FDI Information LLC. Certain
            schedules have been omitted and will be provided to the
            Commission upon request.
  2.03      Agreement and Plan of Merger, dated as of December 23,     S-1      333-89077   January 21, 2000   2.03
            1999, by and among the Registrant, Pharos Technologies,
            Inc. and Mimimee, Inc.
  2.04      Agreement and Plan of Merger, dated March 24, 2000,        8-K                  April 3, 2000      2.01
            between the Registrant and EquipMD.
  2.05      Agreement and Plan of Merger, dated March 30, 2000, among  8-K                  April 4, 2000      2.1
            the Registrant, Neo III Acquisition Corp. and Eclipsys
            Corporation (including Voting Agreement Exhibits).
  2.06      Agreement and Plan of Merger, dated March 30, 2000,        8-K                  April 4, 2000      2.2
            between the Registrant and HEALTHvision, Inc. (including
            Exhibits A and B).
  3.01      Form of Fourth Amended and Restated Certificate of         DEF14A               June 29, 2000      Annex D
            Incorporation.
  3.02      Restated Bylaws of the Registrant, as adopted on November  S-1      333-89077   January 21, 2000   3.03
            12, 1999.
  4.01      Form of Specimen Certificate for Registrant's common       S-1      333-89077   January 21, 2000   4.01
            stock.
  4.02      Amended and Restated Registration Rights Agreement dated   X
            June 30, 2000.
  4.03      Amendment No. 1 to Registration Rights Agreement dated     X
            January 25, 2001.

EXHIBIT                                                                           INCORPORATED BY REFERENCE
  NO.                                                                                                          EXHIBIT
 FILED                                                                                                         NO. AS
HEREWITH                             EXHIBIT                            FORM    FILE NO.      FILING DATE       FILED
--------                             -------                           ------   ---------   ----------------   -------
  4.04      Warrant to purchase common stock of the Registrant issued  S-1      333-89077   January 21, 2000   4.03
            to Heidrick & Struggles.
  4.05      QuickStart Warrant to purchase Series C preferred stock    S-1      333-89077   January 21, 2000   4.04
            of the Registrant dated June 25, 1998 issued to Silicon
            Valley Bank, as amended on March 5, 1999.
  4.06      Warrant to purchase Series D preferred stock of the        S-1      333-89077   January 21, 2000   4.05
            Registrant dated May 12, 1999 issued to Comdisco, Inc.
  4.07      QuickStart Warrant to purchase Series D preferred stock    S-1      333-89077   January 21, 2000   4.06
            of the Registrant dated July 20, 1999 issued to Silicon
            Valley Bank.
  4.08      Warrant to purchase Series D preferred stock of the        S-1      333-89077   January 21, 2000   4.07
            Registrant dated as of July 7, 1999 issued to Comdisco,
            Inc.
 10.01*     Form of Indemnity Agreement between the Registrant and     S-1      333-89077   January 21, 2000   10.01
            its directors and officers.
 10.02*     Neoforma.com, Inc. 1997 Stock Plan, as amended.            S-1      333-89077   January 21, 2000   10.02
 10.03*     Neoforma.com, Inc. 1999 Equity Incentive Plan.             S-1      333-89077   January 21, 2000   10.03
 10.04*     Neoforma.com, Inc. 1999 Employee Stock Purchase Plan.      S-1      333-89077   January 21, 2000   10.04
 10.05+     Development and License Agreement dated May 14, 1999       S-1      333-89077   January 21, 2000   10.05
            between ECRI and the Registrant.
 10.06+     Distribution and Services Agreement dated October 1, 1999  S-1      333-89077   January 21, 2000   10.06
            between Superior Consultant and the Registrant.
 10.07+     Strategic Alliance Agreement dated October 11, 1999        S-1      333-89077   January 21, 2000   10.07
            between Dell Marketing L.P. and the Registrant.
 10.08*     Employment Agreement dated July 1, 1999 between Robert J.  S-1      333-89077   January 21,        10.09
            Zollars and the Registrant.                                                     2000.
 10.09*     Promissory Note for $7,800,000 dated August 1999 payable   S-1      333-89077   January 21, 2000   10.15
            to Erik Tivin.
 10.10      QuickStart Loan and Security Agreement dated June 25,      S-1      333-89077   January 21, 2000   10.16
            1998 between Silicon Valley Bank and the Registrant, as
            amended on July 20, 1999.
 10.11      Subordinated Loan and Security Agreement dated May 12,     S-1      333-89077   January 21, 2000   10.17
            1999 between Comdisco, Inc. and the Registrant.
 10.12      Subordinated Promissory Note for $2,000,000 dated May 27,  S-1      333-89077   January 21, 2000   10.18
            1999 payable to Comdisco, Inc.
 10.13      Loan and Security Agreement dated July 7, 1999 between     S-1      333-89077   January 21, 2000   10.19
            Comdisco, Inc. and the Registrant.
 10.14      Hardware Security Promissory Note for $1,032,001.98 dated  S-1      333-89077   January 21, 2000   10.20
            September 3, 1999 payable to Camdisco, Inc.
 10.15      Softcost Promissory Note for $240,363.61 dated September   S-1      333-89077   January 21, 2000   10.21
            3, 1999 payable to Comdisco, Inc.
 10.16+     Co-Branding Agreement, dated as of November 19, 1999, by   S-1      333-89077   January 21, 2000   10.26
            and between the Registrant and VerticalNet, Inc.
 10.17      Amendment to Co-Branding Agreement, dated as of February   X
            6, 2001, by and between the Registrant and VerticalNet,
            Inc.
 10.18*     Offer Letter dated July 28, 1999 with Daniel A. Eckert.    S-1      333-89077   January 21, 2000   10.27
 10.19      Industrial Building Lease, dated as of October 1999, by    S-1      333-89077   January 21, 2000   10.28
            and between the Registrant and Centerpoint Properties
            Trust.
 10.20      Amended and Restated Common Stock and Warrant Agreement,   8-K                  April 4, 2000      99.1
            dated as of May 24, 2000, between the Registrant and VHA
            Inc. (including exhibits).
 10.21      Amended and Restated Common Stock and Warrant Agreement,   8-K                  April 4, 2000      99.2
            dated as of May 24, 2000, between the Registrant and
            University Healthsystem Consortium (including exhibits).

EXHIBIT                                                                           INCORPORATED BY REFERENCE
  NO.                                                                                                          EXHIBIT
 FILED                                                                                                         NO. AS
HEREWITH                             EXHIBIT                            FORM    FILE NO.      FILING DATE       FILED
--------                             -------                           ------   ---------   ----------------   -------
 10.22      Termination Agreement, dated as of May 24, 2000, among     8-K                  May 31, 2000       10.22
            the Registrant, Neo III Acquisition Corp., Eclipsys
            Corporation, HEALTHvision, Inc., Novation, LLC, VHA Inc.,
            University HealthSystem Consortium and Healthcare
            Purchasing Partners International, LLC.
 10.23      Amended and Restated Common Stock and Warrant Agreement,   8-K                  May 31, 2000       99.1
            dated as of May 24, 2000, between the Registrant and VHA
            Inc. (including exhibits).
 10.24      Amended and Restated Common Stock and Warrant Agreement,   8-K                  May 31, 2000       99.2
            dated as of May 24, 2000, between the Registrant and
            University Healthsystem Consortium (including exhibits).
 10.25      Amendment to Amended and Restated Common Stock and         8-K                  October 19, 2000   99.3
            Warrant Agreement, dated as of October 18, 2000, between
            the Registrant and VHA Inc.
 10.26      Sublease Agreement dated March 7, 2000 between the         10-Q                 May 15, 2000       10.1
            Registrant and Seagate Technology, Inc.
 10.27      Sublease Agreement dated March 14, 2000 between the        10-Q                 May 15, 2000       10.2
            Registrant and Nelson & Associates.
 10.28+     Outsourcing Agreement dated March 30, 2000 between the     10-Q                 May 15, 2000       10.2
            Registrant and Novation, LLC, VHA Inc., University
            HealthSystem Consortium and Healthcare Purchasing
            Partners International, LLC.
 10.29*     Amendment to Employment Agreement between Robert J.        X
            Zollars and the Registrant
 10.30*     Offer letter for Andrew L. Guggenhime dated January 14,    X
            2000.
 10.31*     Offer letter for Steven E. Kane dated May 30, 2000.        X
 10.32*     Offer letter for Steven J. Wigginton dated December 2,     X
            1999.
 10.33*     Offer letter for Charles D. Brennan dated November 22,     X
            1999.
 10.34**    Public Marketplace License Agreement dated December 29,    X
            2000 by and between i2 Technologies, Inc. and the
            Registrant.
 10.35**    Application Service Provider Agreement dated December 29,  X
            2000 by and between i2 Technologies, Inc. and the
            Registrant.
 10.36**    Services Agreement dated December 29, 2000 by and between  X
            i2 Technologies, Inc. and the Registrant.
 10.37      Common Stock Purchase Agreement dated December 29, 2000    X
            by and between i2 Technologies, Inc. and the Registrant.
 21.1       Subsidiaries.                                              X
 23.1       Consent of Arthur Andersen LLP, independent public         X
            accountants.
 24.1       Power of Attorney (see signature page).                    X

---------------
 + Indicates that portions of this agreement were granted confidential treatment by the Commission

 * Indicates a management contract or compensatory plan or arrangement

** Confidential treatment has been requested for portions of this agreement.

     Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

     The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

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

DATE: April 16, 2001                      NEOFORMA.COM, INC

                                          By:     /s/ ANDREW GUGGENHIME
                                            ------------------------------------
                                                     Andrew Guggenhime
                                                  Chief Financial Officer

                       SIGNATURE                                      TITLE                    DATE
                       ---------                                      -----                    ----

                 /s/ ROBERT J. ZOLLARS                       Chief Executive Officer      April 16, 2001
--------------------------------------------------------  (Principal Executive Officer)
                   Robert J. Zollars

                 /s/ ANDREW GUGGENHIME                       Chief Financial Officer      April 16, 2001
--------------------------------------------------------     (Principal Financial and
                   Andrew Guggenhime                           Accounting Officer)

                   /s/ CURT NONOMAQUE                                Director             April 16, 2001
--------------------------------------------------------
                     Curt Nonomaque

                    /s/ MARK MCKENNA                                 Director             April 16, 2001
--------------------------------------------------------
                      Mark McKenna

                                                                     Director             April   , 2001
--------------------------------------------------------
                   Richard D. Helppie

                 /s/ JEFFREY HILLEBRAND                              Director             April 16, 2001
--------------------------------------------------------
                   Jeffrey Hillebrand

                /s/ ANDREW J. FILIPOWSKI                             Director             April 16, 2001
--------------------------------------------------------
                  Andrew J. Filipowski

                   /s/ MICHAEL MURRAY                                Director             April 16, 2001
--------------------------------------------------------
                     Michael Murray

                  /s/ ROBERT J. BAKER                                Director             April 16, 2001
--------------------------------------------------------
                    Robert J. Baker

                  /s/ C. THOMAS SMITH                                Director             April 16, 2001
--------------------------------------------------------
                    C. Thomas Smith

                               NEOFORMA.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Public Accountants..................   F-2
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficit)..............................................   F-5
  Consolidated Statements of Cash Flows.....................   F-8
  Notes to Consolidated Financial Statements................  F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Neoforma.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Neoforma.com, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoforma.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                          /s/ ARTHUR ANDERSEN LLP
San Jose, California
April 16, 2001

                               NEOFORMA.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1999       2000
                                                               --------   ---------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 25,292   $  22,597
  Short-term investments....................................     21,483       7,163
  Accounts receivable, net of allowance for doubtful
    accounts of $4 and $384 in 1999 and 2000,
    respectively............................................        151       1,353
  Unbilled revenue..........................................         --         946
  Prepaid expenses and other current assets.................      2,226       3,770
  Deferred debt costs, current portion......................        413         413
                                                               --------   ---------
        Total current assets................................     49,565      36,242
                                                               --------   ---------
LONG-TERM INVESTMENTS.......................................      2,027          --
PROPERTY AND EQUIPMENT, net.................................      8,771      32,529
INTANGIBLES, net of amortization............................     12,319     127,799
CAPITALIZED PARTNERSHIP COSTS, net of amortization..........         --     308,330
NON-MARKETABLE INVESTMENTS..................................      2,500       8,400
OTHER ASSETS................................................      1,585         456
DEFERRED DEBT COSTS, less current portion...................        602         182
                                                               --------   ---------
        Total assets........................................   $ 77,369   $ 513,938
                                                               ========   =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable, current portion............................   $  3,360   $   8,089
  Accounts payable..........................................      7,123      22,744
  Accrued payroll...........................................      1,410       3,106
  Other accrued liabilities.................................        685       2,303
  Deferred revenue..........................................         99         947
                                                               --------   ---------
        Total current liabilities...........................     12,677      37,189
                                                               --------   ---------
NOTES PAYABLE, less current portion.........................      7,743       7,958
                                                               --------   ---------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series C --
    Authorized -- 5,110 shares at December 31, 2000
    Issued and outstanding: 5,065 shares and none at
     December 31, 1999 and 2000, respectively; par
     value -- $0.001; liquidation preference -- $3,900......      3,884          --
                                                               --------   ---------
  Series D --
    Authorized -- 10,573 shares at December 31, 2000
    Issued and outstanding: 10,196 shares and none at
     December 31, 1999 and 2000, respectively; par value
     $0.001; liquidation preference -- $12,032..............     11,986          --
                                                               --------   ---------
  Series E and E-1 --
    Authorized -- 13,204 shares at December 31, 2000
    Issued and outstanding: 12,870 shares and none at
     December 31, 1999 and 2000, respectively; par value
     $0.001; liquidation preference -- $73,102..............     72,942          --
                                                               --------   ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A --convertible preferred stock
    Authorized -- 9,000 shares at December 31, 2000
    Issued and outstanding: 9,000 and none at December 31,
     1999 and 2000, respectively; par value $0.001;
     liquidation preference -- $2,250.......................          9          --
  Series B --convertible preferred stock
    Authorized -- 2,860 shares at December 31, 2000
    Issued and outstanding: 2,860 and none at December 31,
     1999 and 2000, respectively; par value $0.001;
     liquidation preference -- $1,430.......................          3          --
  Common Stock $0.001 par value:
    Authorized -- 300,000 shares at December 31, 2000
    Issued and outstanding: 14,406 and 134,935 shares at
     December 31, 1999 and 2000, respectively...............         14         135
Warrants....................................................      3,621      11,733
Additional paid-in capital..................................     76,216     761,252
Notes receivable from stockholders..........................     (8,245)     (7,112)
Deferred compensation.......................................    (47,388)    (32,346)
Unrealized loss on available-for-sale securities............        (40)         (3)
Accumulated deficit.........................................    (56,053)   (264,868)
                                                               --------   ---------
        Total stockholders' equity (deficit)................    (31,863)    468,791
                                                               --------   ---------
        Total liabilities and stockholders' equity
        (deficit)...........................................   $ 77,369   $ 513,938
                                                               ========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                               NEOFORMA.COM, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998       1999       2000
                                                              -------   --------   ---------
REVENUE
  Sales of equipment........................................  $    --   $     --   $   4,629
  Transaction fees..........................................       --        929       2,273
  Services..................................................       --         --         959
  Website sponsorship fees and other........................       --         75       2,585
                                                              -------   --------   ---------
          Total revenue.....................................       --      1,004      10,446
OPERATING EXPENSES:
  Cost of equipment sold....................................       --         --       3,544
  Cost of services..........................................       --         --       8,247
  Operations................................................      627      5,941      13,517
  Product development.......................................    1,494      8,161      24,599
  Selling and marketing.....................................    1,411     16,860      53,216
  General and administrative................................    1,075     17,937      25,922
  Amortization of intangibles...............................       --        715      25,700
  Amortization of partnership costs.........................       --         --      30,491
  Cost of warrant issued to recruiter.......................       --      2,364          --
  Write off of acquired in-process research and
     development............................................       --         --      18,000
  Abandoned acquisition costs...............................       --         --       2,742
  Restructuring.............................................       --         --       2,100
  Cost of anticipated divestitures..........................       --         --      14,446
                                                              -------   --------   ---------
          Total operating expenses..........................    4,607     51,978     222,524
                                                              -------   --------   ---------
          Loss from operations..............................   (4,607)   (50,974)   (212,078)
OTHER INCOME (EXPENSE):
  Interest income...........................................       66        659       4,464
  Interest expense..........................................      (22)      (676)     (1,289)
  Other income (expense)....................................       --        (29)         88
                                                              -------   --------   ---------
          Net loss..........................................  $(4,563)  $(51,020)  $(208,815)
                                                              =======   ========   =========
NET LOSS PER SHARE:
  Basic and diluted.........................................  $ (1.65)  $ (19.15)  $   (2.49)
                                                              =======   ========   =========
  Weighted average shares -- basic and diluted..............    2,762      2,664      83,948
                                                              =======   ========   =========
PRO FORMA NET LOSS PER SHARE (unaudited):
  Basic and diluted.........................................  $ (0.36)  $  (1.63)  $   (2.41)
                                                              =======   ========   =========
  Weighted average shares -- basic and diluted..............   12,848     31,282      86,585
                                                              =======   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   PREFERRED STOCK
                                          ---------------------------------
                                             SERIES A          SERIES B        COMMON STOCK                ADDITIONAL
                                          ---------------   ---------------   ---------------               PAID-IN
                                          SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   WARRANTS    CAPITAL
                                          ------   ------   ------   ------   ------   ------   --------   ----------
BALANCE, DECEMBER 31, 1997..............     --     $--        --     $--      8,188    $ 8      $   --     $    72
                                          -----     ---     -----     ---     ------    ---      ------     -------
  Common stock issued for cash at $0.25
    per share in February 1998..........     --      --        --      --        800      1          --         199
  Common stock issued in exchange for
    consulting services valued at $0.25
    per share in March 1998.............     --      --        --      --        500     --          --         125
  Conversion of founders stock to Series
    A preferred stock at $0.00375 per
    share in April 1998.................  8,000       8        --      --     (8,000)    (8)         --          --
  Conversion of common stock to Series A
    preferred stock at $0.25 per share
    in April 1998.......................  1,000       1        --      --     (1,000)    (1)         --          --
  Preferred stock issued for cash at
    $0.50 per share in April and May
    1998, net of issuance costs.........     --      --     2,520       3         --     --          --       1,252
  Conversion of notes payable to Series
    B preferred stock at $0.50 per share
    in May 1998.........................     --      --       340      --         --     --          --         170
  Common stock issued for cash as a
    result of options exercised at $0.05
    per share in May 1998...............     --      --        --      --        516      1          --          25
  Issuance of warrants to purchase
    common stock in November 1998.......     --      --        --      --         --     --           7          --
  Common stock issued for cash as a
    result of options exercised at $0.10
    per share in November 1998..........     --      --        --      --        200     --          --          20
  Deferred compensation.................     --      --        --      --         --     --          --          52
  Amortization of deferred
    compensation........................     --      --        --      --         --     --          --          --
  Net loss..............................     --      --        --      --         --     --          --          --
                                          -----     ---     -----     ---     ------    ---      ------     -------
BALANCE, DECEMBER 31, 1998..............  9,000       9     2,860       3      1,204      1           7       1,915


                                             NOTES                          UNREALIZED                         TOTAL
                                           RECEIVABLE                     GAIN (LOSS) ON                   STOCKHOLDERS'
                                              FROM         DEFERRED     AVAILABLE FOR SALE   ACCUMULATED      EQUITY
                                          STOCKHOLDERS   COMPENSATION       SECURITIES         DEFICIT       (DEFICIT)
                                          ------------   ------------   ------------------   -----------   -------------
BALANCE, DECEMBER 31, 1997..............    $    --        $     --            $ --           $   (470)      $   (390)
                                            -------        --------            ----           --------       --------
  Common stock issued for cash at $0.25
    per share in February 1998..........         --              --              --                 --            200
  Common stock issued in exchange for
    consulting services valued at $0.25
    per share in March 1998.............         --              --              --                 --            125
  Conversion of founders stock to Series
    A preferred stock at $0.00375 per
    share in April 1998.................         --              --              --                 --             --
  Conversion of common stock to Series A
    preferred stock at $0.25 per share
    in April 1998.......................         --              --              --                 --             --
  Preferred stock issued for cash at
    $0.50 per share in April and May
    1998, net of issuance costs.........         --              --              --                 --          1,255
  Conversion of notes payable to Series
    B preferred stock at $0.50 per share
    in May 1998.........................         --              --              --                 --            170
  Common stock issued for cash as a
    result of options exercised at $0.05
    per share in May 1998...............         --              --              --                 --             26
  Issuance of warrants to purchase
    common stock in November 1998.......         --              --              --                 --              7
  Common stock issued for cash as a
    result of options exercised at $0.10
    per share in November 1998..........        (10)             --              --                 --             10
  Deferred compensation.................         --             (52)             --                 --             --
  Amortization of deferred
    compensation........................         --               5              --                 --              5
  Net loss..............................         --              --              --             (4,563)        (4,563)
                                            -------        --------            ----           --------       --------
BALANCE, DECEMBER 31, 1998..............        (10)            (47)             --             (5,033)        (3,155)


                                          COMPREHENSIVE
                                             (LOSS)
                                          -------------
BALANCE, DECEMBER 31, 1997..............    $   (416)
                                            --------
  Common stock issued for cash at $0.25
    per share in February 1998..........          --
  Common stock issued in exchange for
    consulting services valued at $0.25
    per share in March 1998.............          --
  Conversion of founders stock to Series
    A preferred stock at $0.00375 per
    share in April 1998.................          --
  Conversion of common stock to Series A
    preferred stock at $0.25 per share
    in April 1998.......................          --
  Preferred stock issued for cash at
    $0.50 per share in April and May
    1998, net of issuance costs.........          --
  Conversion of notes payable to Series
    B preferred stock at $0.50 per share
    in May 1998.........................          --
  Common stock issued for cash as a
    result of options exercised at $0.05
    per share in May 1998...............          --
  Issuance of warrants to purchase
    common stock in November 1998.......          --
  Common stock issued for cash as a
    result of options exercised at $0.10
    per share in November 1998..........          --
  Deferred compensation.................          --
  Amortization of deferred
    compensation........................          --
  Net loss..............................    $ (4,563)
                                            --------
BALANCE, DECEMBER 31, 1998..............      (4,563)

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            PREFERRED STOCK
                                                   ---------------------------------
                                                      SERIES A          SERIES B        COMMON STOCK                ADDITIONAL
                                                   ---------------   ---------------   ---------------               PAID-IN
                                                   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   WARRANTS    CAPITAL
                                                   ------   ------   ------   ------   ------   ------   --------   ----------
BALANCE, December 31, 1998.......................   9,000    $ 9      2,860    $ 3      1,204    $  1    $      7    $  1,915
                                                   ------    ---     ------    ---     ------    ----    --------    --------
Repayment of note receivable from shareholder....      --     --         --     --         --      --          --          --
Common stock issued as a result of options
 exercised at $0.10 to $7.00 per share...........      --     --         --     --     12,855      13          --       9,102
Common stock repurchased at $0.10 per share......      --     --         --     --        (14)     --          --          (1)
Valuation of options issued to consultants.......      --     --         --     --         --      --          --         850
Valuation of shares reserved for issuance to
 consultants.....................................      --     --         --     --         --      --          --           8
Issuance of warrants to purchase common stock....      --     --         --     --         --      --          10          --
Valuation of preferred stock warrants issued to
 lender in conjunction with debt.................      --     --         --     --         --      --       1,240          --
Valuation of common stock issued to
 consultants.....................................      --     --         --     --         11      --          --         641
Valuation of warrants to purchase common stock
 issued to consultants at $0.10 per share........      --     --         --     --         --      --       2,364          --
Common stock issued in connection with the
 acquisition of the assets of FDI Information
 Resources, LLC..................................      --     --         --     --        350      --          --       3,149
Deferred compensation............................      --     --         --     --         --      --          --      60,552
Unrealized losses on available for sale
 securities......................................      --     --         --     --         --      --          --          --
Amortization of deferred compensation............      --     --         --     --         --      --          --          --
Net loss.........................................      --     --         --     --         --      --          --          --
                                                   ------    ---     ------    ---     ------    ----    --------    --------
BALANCE, December 31, 1999.......................   9,000    $ 9      2,860    $ 3     14,406    $ 14    $  3,621    $ 76,216


                                                      NOTES                          UNREALIZED                         TOTAL
                                                    RECEIVABLE                     GAIN (LOSS) ON                   STOCKHOLDERS'
                                                       FROM         DEFERRED     AVAILABLE FOR SALE   ACCUMULATED      EQUITY
                                                   STOCKHOLDERS   COMPENSATION       SECURITIES         DEFICIT       (DEFICIT)
                                                   ------------   ------------   ------------------   -----------   -------------
BALANCE, December 31, 1998.......................    $   (10)       $    (47)           $ --           $  (5,033)     $  (3,155)
                                                     -------        --------            ----           ---------      ---------
Repayment of note receivable from shareholder....         60              --              --                  --             60
Common stock issued as a result of options
 exercised at $0.10 to $7.00 per share...........     (8,295)             --              --                  --            820
Common stock repurchased at $0.10 per share......         --              --              --                  --             (1)
Valuation of options issued to consultants.......         --              --              --                  --            850
Valuation of shares reserved for issuance to
 consultants.....................................         --              --              --                  --              8
Issuance of warrants to purchase common stock....         --              --              --                  --             10
Valuation of preferred stock warrants issued to
 lender in conjunction with debt.................         --              --              --                  --          1,240
Valuation of common stock issued to
 consultants.....................................         --              --              --                  --            641
Valuation of warrants to purchase common stock
 issued to consultants at $0.10 per share........         --              --              --                  --          2,364
Common stock issued in connection with the
 acquisition of the assets of FDI Information
 Resources, LLC..................................         --              --              --                  --          3,149
Deferred compensation............................         --         (60,552)             --                  --             --
Unrealized losses on available for sale
 securities......................................         --              --             (40)                 --            (40)
Amortization of deferred compensation............         --          13,211              --                  --         13,211
Net loss.........................................         --              --              --             (51,020)       (51,020)
                                                     -------        --------            ----           ---------      ---------
BALANCE, December 31, 1999.......................    $(8,245)       $(47,388)           $(40)          $ (56,053)     $ (31,863)


                                                   COMPREHENSIVE
                                                      (LOSS)
                                                   -------------
BALANCE, December 31, 1998.......................    $  (4,563)
                                                     ---------
Repayment of note receivable from shareholder....
Common stock issued as a result of options
 exercised at $0.10 to $7.00 per share...........
Common stock repurchased at $0.10 per share......
Valuation of options issued to consultants.......
Valuation of shares reserved for issuance to
 consultants.....................................
Issuance of warrants to purchase common stock....
Valuation of preferred stock warrants issued to
 lender in conjunction with debt.................
Valuation of common stock issued to
 consultants.....................................
Valuation of warrants to purchase common stock
 issued to consultants at $0.10 per share........
Common stock issued in connection with the
 acquisition of the assets of FDI Information
 Resources, LLC..................................
Deferred compensation............................
Unrealized losses on available for sale
 securities......................................    $     (40)
Amortization of deferred compensation............
Net loss.........................................      (51,020)
                                                     ---------
BALANCE, December 31, 1999.......................    $ (51,060)

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          PREFERRED STOCK
                                                 ---------------------------------
                                                    SERIES A          SERIES B        COMMON STOCK                ADDITIONAL
                                                 ---------------   ---------------   ---------------               PAID-IN
                                                 SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   WARRANTS    CAPITAL
                                                 ------   ------   ------   ------   ------   ------   --------   ----------
BALANCE, December 31, 1999.....................   9,000    $ 9      2,860    $ 3     14,406    $ 14    $  3,621    $ 76,216
                                                 ------    ---     ------    ---     ------    ----    --------    --------
Repayment of notes receivable from
 stockholders..................................      --     --         --     --         --      --          --          --
Common stock issued as a result of options
 exercised at $0.10 to $7.00...................      --     --         --     --        141      --          --         178
Common stock repurchased at $0.10 to $7.00.....      --     --         --     --     (1,774)     (2)         --      (2,179)
Valuation of options issued to consultants.....      --     --         --     --         --      --          --         212
Valuation of warrants issued to consultants....      --     --         --     --         --      --          67          --
Conversion of Preferred Stock to common
 stock.........................................  (9,000)    (9)    (2,860)    (3)    39,991      40          --      88,743
Issuance of common stock for Initial Public
 Offering net of issuance costs of $9.3
 million.......................................      --     --         --     --      8,050       8          --      95,329
Common stock issued in connection with exercise
 of warrant, net of shares repurchased.........      --     --         --     --        706       1          --          --
Common stock issued and Notes receivable from
 stockholders assumed in connection with the
 acquisition of Pharos Technologies, Inc.......      --     --         --     --      1,975       2          --      22,980
Common stock issued in connection with the
 acquisition of U.S. Lifeline..................      --     --         --     --         61      --          --       2,769
Common stock issued in connection with the
 acquisition of EquipMD........................      --     --         --     --      4,374       5          --     133,610
Common stock issued in connection with the
 acquisition of certain assets of NCL..........      --     --         --     --        300      --          --       2,162
Common stock issued to VHA and UHC in
 connection with the Outsourcing Agreement.....      --     --         --     --     57,547      58          --     291,273
Valuation of warrants earned by VHA and UHC....      --     --         --     --         --      --      38,105          --
Common stock issued to UHC in connection with
 exercise of warrant...........................      --     --         --     --      1,880       2      (8,224)      8,241
Conversion of VHA warrants to Restricted Common
 Stock.........................................      --     --         --     --      7,101       7     (21,836)     21,829
Deferred compensation on Employee Stock
 Options.......................................      --     --         --     --         --      --          --       4,656
Deferred compensation on options to purchase
 common stock assumed as part of the
 acquisition of EquipMD........................      --     --         --     --         --      --          --      23,053
Reduction in deferred compensation as a result
 of restructuring activities and employee
 attrition.....................................      --     --         --     --         --      --          --      (8,461)
Amortization of deferred compensation..........      --     --         --     --         --      --          --          --
Common stock issued under the employees stock
 purchase plan.................................      --     --         --     --        177      --          --         641
Unrealized gain on available for sale
 securities....................................      --     --         --     --         --      --          --          --
Net loss.......................................      --     --         --     --         --      --          --          --
                                                 ------    ---     ------    ---     ------    ----    --------    --------
BALANCE, December 31, 2000.....................      --    $--         --    $--     134,935   $135    $ 11,733    $761,252
                                                 ======    ===     ======    ===     ======    ====    ========    ========


                                                    NOTES                           UNREALIZED                           TOTAL
                                                  RECEIVABLE                        GAIN (LOSS)                      STOCKHOLDERS'
                                                     FROM         DEFERRED         ON AVAILABLE        ACCUMULATED      EQUITY
                                                 STOCKHOLDERS   COMPENSATION    FOR SALE SECURITIES      DEFICIT       (DEFICIT)
                                                 ------------   ------------   ---------------------   -----------   -------------
BALANCE, December 31, 1999.....................    $(8,245)       $(47,388)            $(40)            $ (56,053)     $ (31,863)
                                                   -------        --------             ----             ---------      ---------
Repayment of notes receivable from
 stockholders..................................        212              --               --                                  212
Common stock issued as a result of options
 exercised at $0.10 to $7.00...................         --              --               --                    --            178
Common stock repurchased at $0.10 to $7.00.....      1,903              --               --                    --           (278)
Valuation of options issued to consultants.....         --              --               --                    --            212
Valuation of warrants issued to consultants....         --              --               --                    --             67
Conversion of Preferred Stock to common
 stock.........................................         --              --               --                    --         88,771
Issuance of common stock for Initial Public
 Offering net of issuance costs of $9.3
 million.......................................         --              --               --                    --         95,337
Common stock issued in connection with exercise
 of warrant, net of shares repurchased.........         --              --               --                    --              1
Common stock issued and Notes receivable from
 stockholders assumed in connection with the
 acquisition of Pharos Technologies, Inc.......       (982)             --               --                    --         22,000
Common stock issued in connection with the
 acquisition of U.S. Lifeline..................         --              --               --                    --          2,769
Common stock issued in connection with the
 acquisition of EquipMD........................         --              --               --                    --        133,615
Common stock issued in connection with the
 acquisition of certain assets of NCL..........         --              --               --                    --          2,162
Common stock issued to VHA and UHC in
 connection with the Outsourcing Agreement.....         --              --               --                    --        291,331
Valuation of warrants earned by VHA and UHC....         --              --               --                    --         38,105
Common stock issued to UHC in connection with
 exercise of warrant...........................         --              --               --                    --             19
Conversion of VHA warrants to Restricted Common
 Stock.........................................         --              --               --                    --             --
Deferred compensation on Employee Stock
 Options.......................................         --          (4,656)              --                    --             --
Deferred compensation on options to purchase
 common stock assumed as part of the
 acquisition of EquipMD........................         --         (23,053)              --                    --             --
Reduction in deferred compensation as a result
 of restructuring activities and employee
 attrition.....................................         --           8,461               --                    --             --
Amortization of deferred compensation..........         --          34,290               --                    --         34,290
Common stock issued under the employees stock
 purchase plan.................................         --              --               --                    --            641
Unrealized gain on available for sale
 securities....................................         --              --               37                                   37
Net loss.......................................         --              --               --              (208,815)      (208,815)
                                                   -------        --------             ----             ---------      ---------
BALANCE, December 31, 2000.....................    $(7,112)       $(32,346)            $ (3)            $(264,868)     $ 468,791
                                                   =======        ========             ====             =========      =========


                                                  COMPREHENSIVE
                                                     INCOME
                                                     (LOSS)
                                                 ---------------
BALANCE, December 31, 1999.....................     $ (51,060)
                                                    ---------
Repayment of notes receivable from
 stockholders..................................
Common stock issued as a result of options
 exercised at $0.10 to $7.00...................
Common stock repurchased at $0.10 to $7.00.....
Valuation of options issued to consultants.....
Valuation of warrants issued to consultants....
Conversion of Preferred Stock to common
 stock.........................................
Issuance of common stock for Initial Public
 Offering net of issuance costs of $9.3
 million.......................................
Common stock issued in connection with exercise
 of warrant, net of shares repurchased.........
Common stock issued and Notes receivable from
 stockholders assumed in connection with the
 acquisition of Pharos Technologies, Inc.......
Common stock issued in connection with the
 acquisition of U.S. Lifeline..................
Common stock issued in connection with the
 acquisition of EquipMD........................
Common stock issued in connection with the
 acquisition of certain assets of NCL..........
Common stock issued to VHA and UHC in
 connection with the Outsourcing Agreement.....
Valuation of warrants earned by VHA and UHC....
Common stock issued to UHC in connection with
 exercise of warrant...........................
Conversion of VHA warrants to Restricted Common
 Stock.........................................
Deferred compensation on Employee Stock
 Options.......................................
Deferred compensation on options to purchase
 common stock assumed as part of the
 acquisition of EquipMD........................
Reduction in deferred compensation as a result
 of restructuring activities and employee
 attrition.....................................
Amortization of deferred compensation..........
Common stock issued under the employees stock
 purchase plan.................................
Unrealized gain on available for sale
 securities....................................            37
Net loss.......................................      (208,815)
                                                    ---------
BALANCE, December 31, 2000.....................     $(208,778)

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1998        1999        2000
                                                              -------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(4,563)   $(51,020)   $(208,815)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
  Amortization resulting from issuance of Series E preferred
    stock in connection with prepaid consulting services....       --         269          958
  Common stock issued in connection with consulting
    services................................................      125           7           --
  Valuation of common stock options issued in connection
    with consulting services................................       --       1,484          212
  Valuation of common stock reserved for future issuance in
    connection with consulting services.....................        8           8           --
  Valuation of warrants to purchase common stock in exchange
    for consulting services.................................       --       2,364           67
  Provision for doubtful accounts...........................       --          --          440
  Depreciation and amortization of property and equipment...       96         980        8,277
  Amortization of intangibles...............................       --         715       25,715
  Amortization of partnership costs.........................       --          --       30,491
  Amortization of deferred compensation.....................        5      13,211       34,290
  Amortization of deferred debt costs.......................        6         236          420
  Write off of acquired in-process research and
    development.............................................       --          --       18,000
  Write down of intangible assets related to anticipated
    divestitures............................................       --          --       13,250
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable.....................................       --        (151)      (1,380)
    Unbilled revenue........................................       --          --         (946)
    Prepaid expenses and other assets.......................      (97)     (2,385)      (1,071)
    Inventory...............................................       --          --         (300)
    Accounts payable........................................      263       6,738       15,152
    Accrued liabilities and accrued payroll.................      192       1,678        2,663
    Deferred revenue........................................       --          77           47
                                                              -------    --------    ---------
      Net cash used in operating activities.................   (3,973)    (25,789)     (62,530)
                                                              -------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments.......................       --     (23,550)      (6,592)
  Proceeds from the sale of marketable investments..........       --          --       23,182
  Cash paid for the acquisition of General Asset Recovery
    Inc., net of cash acquired..............................       --      (1,800)          --
  Cash paid for the acquisition of Pharos Technologies,
    Inc., net of cash acquired..............................       --          --         (669)
  Cash paid for the acquisition of US Lifeline, Inc., net of
    cash acquired...........................................       --          --       (3,772)
  Cash paid for the acquisition of EquipMD, Inc., net of
    cash acquired...........................................       --          --       (3,908)
  Cash paid for costs related to establishing
    partnerships............................................       --          --       (9,000)
  Purchase of non-marketable investments....................       --      (2,500)      (5,900)
  Cash paid on note issued in connection with the
    acquisition of
    General Asset Recovery Inc. ............................       --        (917)      (1,651)
  Purchases of property and equipment.......................     (825)     (9,009)     (32,003)
                                                              -------    --------    ---------
      Net cash used in investing activities.................     (825)    (37,776)     (40,313)
                                                              -------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of notes payable...............      418       4,434        6,000
  Repayments of notes payable...............................     (215)       (633)      (1,933)
  Proceeds from the issuance of Series B preferred stock,
    net of issuance costs...................................    1,255          --           --
  Proceeds from the issuance of Series C mandatorily
    redeemable convertible preferred stock, net of issuance
    costs...................................................    3,884          --           --
  Proceeds from the issuance of Series D mandatorily
    redeemable convertible preferred stock, net of issuance
    costs...................................................       --      11,986           --
  Proceeds from the issuance of Series E and E-1 mandatorily redeemable convertible preferred stock, net of issuance
    costs...................................................               71,380           --
  Repayments of notes receivable from stockholders..........       --          60          212
  Cash received related to options exercised, net of
    repurchases.............................................       --          --          178
  Proceeds from the issuance of common stock under the
    employee stock purchase plan............................       --          --          641
  Common stock repurchased net of notes receivable issued to
    common stockholders.....................................       --          --         (278)
  Proceeds from the issuance of common stock, net of notes
    receivable issued to common stockholders................      236         818       95,328
                                                              -------    --------    ---------
    Net cash provided by financing activities...............    5,578      88,045      100,148
                                                              -------    --------    ---------
    Net increase (decrease) in cash and cash equivalents....      780      24,480       (2,695)
CASH AND CASH EQUIVALENTS, beginning of period..............       32         812       25,292
                                                              -------    --------    ---------
CASH AND CASH EQUIVALENTS, end of period....................  $   812    $ 25,292    $  22,597
                                                              =======    ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    14    $    439    $     869
                                                              =======    ========    =========

                               NEOFORMA.COM, INC.

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1998        1999        2000
                                                              -------    --------    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of common stock into Series A preferred
    stock...................................................  $   280    $     --    $      --
                                                              =======    ========    =========
  Conversion of notes payable into Series B preferred
    stock...................................................  $   170    $     --    $      --
                                                              =======    ========    =========
  Issuance of warrants to purchase common stock.............  $     7    $  2,364    $  38,172
                                                              =======    ========    =========
  Issuance of warrants to purchase mandatorily redeemable
    convertible
    preferred stock.........................................  $    --    $  1,240    $      --
                                                              =======    ========    =========
  Issuance of note payable to related party in connection
    with acquisition of
    General Asset Recovery LLC..............................  $    --    $  7,800    $      --
                                                              =======    ========    =========
  Issuance of common stock in connection with the
    acquisition of FDI......................................  $    --    $  3,150    $      --
                                                              =======    ========    =========
  Conversion of preferred stock to common stock.............  $    --    $     --    $  88,771
                                                              =======    ========    =========
  Issuance of common stock in connection with acquisition of
    Pharos Technologies, Inc. ..............................  $    --    $     --    $  22,000
                                                              =======    ========    =========
  Issuance of common stock in connection with the
    acquisition of
    US Lifeline, Inc........................................  $    --    $     --    $   2,769
                                                              =======    ========    =========
  Issuance of common stock in connection with the
    acquisition of
    EquipMD, Inc. ..........................................  $    --    $     --    $ 133,615
                                                              =======    ========    =========
  Notes receivable from common stockholders cancelled in
    repurchase of common shares.............................  $    --    $     --    $  (1,903)
                                                              =======    ========    =========
  Issuance of common stock in connection with partnership
    agreements..............................................  $    --    $     --    $ 291,331
                                                              =======    ========    =========
  Issuance of common stock in connection with the
    acquisition of certain assets of National Content
    Liquidators, Inc........................................  $    --    $     --    $   2,200
                                                              =======    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               NEOFORMA.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS:

     Neoforma.com, Inc. (the "Company") builds and maintains private Internet marketplaces for trading partners in the healthcare industry on both the provider side (hospitals and physicians' offices) and on the supplier side (distributors and manufacturers). The Company's supply chain technology solutions enable the participants in the healthcare supply chain market, principally providers, manufacturers, distributors, group purchasing organizations and integrated delivery networks, to significantly improve business processes within their organizations and among their trading partners.

     The Company was incorporated as Neoforma, Inc. on March 4, 1996 in the state of California for the purpose of providing business-to-business e-commerce services for the medical products, supplies and equipment marketplace. On November 4, 1998, the Company re-incorporated in the state of Delaware. On September 14, 1999, the Company changed its name to Neoforma.com, Inc. In January 2000, the Company completed its initial public offering of its common stock on the Nasdaq National Market.

     Since inception, the Company has incurred significant losses, and, as of December 31, 2000, had an accumulated deficit of $264.9 million. Operating losses and negative cash flow are expected to continue through fiscal 2001. The Company currently anticipates that currently available funds, consisting of cash, cash equivalents and investments, combined with those funds available through lines of credit (see Note 17) and other sources will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company's future long-term capital needs will depend significantly on the rate of growth of the business, the timing of expanded service offerings, the success of these services once they are launched and the Company's ability to adjust its operating expenses to an appropriate level if the growth rate of our business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries General Asset Recovery, LLC ("GAR"), Pharos Technologies, Inc. ("Pharos"), U.S. Lifeline, Inc. ("USL") and EquipMD, Inc. ("EquipMD"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the historical consolidated financial statements to conform to the 2000 presentation.

                               NEOFORMA.COM, INC.

REVENUE RECOGNITION

     The Company categorizes its services into four primary service lines. These service lines are Shop, Auction, Plan and Services Delivery. Shop revenue is derived from transaction fees paid or payable by suppliers of medical products on the Company's website and development fees from participating suppliers to digitize the supplier product information for display on the Company's website. Auction revenue is derived from transaction fees paid or payable by suppliers of medical products on the Company's website and from consigned inventory sold at live auctions and online auctions. In addition, Auction revenue includes gross sales of purchased inventory, with the direct costs of such purchased inventory being shown in cost of equipment sold in the consolidated statement of operations. Plan revenue is derived from licensing software and its related maintenance, website sponsorship fees and subscription fees for asset management and facilities planning services. Service Delivery revenue is generated from implementation and setup related fees related to work primarily for the Company's acute care customers.

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

     Transaction fee revenue, except in the case where the Company purchases inventory for sale in auctions, represents the Company's negotiated percentage of the purchase price or gross transaction fee at the time an order which was originated by a purchaser of medical equipment or supplies ("purchaser") is confirmed or accepted by the supplier. Thus, the Company reports transaction fee revenue net of amounts retained by the supplier. The gross transaction fee on a transaction is the price of a product listed on the website. The Company reports transaction fees on a net basis, as the Company does not believe that it acts as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things: the Company does not establish the prices of products listed on the website; the Company does not take title to products to be shipped from the supplier to the purchaser, nor does it take title to or assume the risk of loss of products prior to or during shipment; the Company does not bear the credit and collections risk of the purchaser to the supplier; and the Company does not bear the risk that the product will be returned. In the case of sales associated with purchased inventory, the revenue represents the fee from the purchaser while the direct costs of purchased inventory are reflected in the cost of equipment sold line in the consolidated statement of operations. Revenue associated with purchased inventory is recognized at the time of shipment or delivery, depending on the shipping terms associated with each transaction. The Company defers a portion of the transaction fee at the time of acceptance for potential transaction fee returns, which are related primarily to orders placed by non-bona fide purchasers or orders for which a supplier's content on the website is not posted according to the specifications of the supplier.

     Website sponsorship fees and other revenue includes sponsorship fees, development fees, asset management consulting fees, license fees, maintenance fees and subscription fees. Sponsorship, development and asset management consulting fee revenue is recognized as services are performed and billable according to the terms of the service arrangement. License fees are recognized when the software has been delivered and there are no other contingencies related to the Company's performance. If license fees are contingent upon the Company's performance subsequent to delivery, the Company defers recognition of such fees or the fair market value of the undelivered element requiring performance until performance is complete. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services revenue, as it generally relates to the implementation of our e-commerce solution, is generally recognized ratably over the term of the underlying e-commerce agreement.

                               NEOFORMA.COM, INC.

CONCENTRATION OF CREDIT RISK

     Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash is on deposit with one financial institution. Cash investments include high quality, short-term money market instruments through a high credit quality financial institution. The Company does not require collateral on trade accounts receivable, as the Company's customer base primarily consists of healthcare providers, and suppliers of medical products, equipment and supplies. The Company provides reserves for credit losses.

MAJOR CUSTOMERS

     No customers made up more than 10% of total revenues for any of the periods presented.

     The following customers accounted for 10% or more of total outstanding receivables.

                                                              DECEMBER 31,
                                                              ------------
                                                              1999    2000
                                                              ----    ----
Customer A..................................................   23%     16%
Customer B..................................................   17%     12%

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills and marketable securities with remaining maturities of three months or less and are stated at fair market value.

INVESTMENTS

     The Company accounts for short-term and long-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Instruments." Accordingly, all of the Company's short-term and long-term investments are classified as "available-for-sale" and stated at fair market value.

     Investments with maturities greater than ninety days and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments.

     The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains and losses on short-term and long-term investments, are recorded as a separate component of stockholders' equity until realized. The Company's policy is to record debt securities as available-for-sale because the sale of such securities may be required before maturity. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

     Realized gains and losses are netted and included in interest income in the accompanying consolidated statements of operations. At December 31, 2000, the Company's available-for-sale securities mature on various dates through May 2001.

                               NEOFORMA.COM, INC.

     The amortized cost, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                                                DECEMBER 31, 1999
                                                      -------------------------------------
                                                                                 UNREALIZED
                                                      AMORTIZED    AGGREGATE      HOLDING
                                                        COST       FAIR VALUE       LOSS
                                                      ---------    ----------    ----------
                                                                 (IN THOUSANDS)
Debt securities issued by states of the United
  States and political subdivisions of the states...   $ 3,500      $ 3,500         $ --
Corporate debt securities...........................    42,526       42,486          (40)
                                                       -------      -------         ----
                                                       $46,026      $45,986         $(40)
                                                       =======      =======         ====

                                                                DECEMBER 31, 2000
                                                      -------------------------------------
                                                                                 UNREALIZED
                                                      AMORTIZED    AGGREGATE      HOLDING
                                                        COST       FAIR VALUE       LOSS
                                                      ---------    ----------    ----------
                                                                 (IN THOUSANDS)
Debt securities issued by states of the United
  States and political subdivisions of the states...   $ 8,350      $ 8,350         $--
Corporate debt securities...........................    15,527       15,524          (3)
                                                       -------      -------         ---
                                                       $23,877      $23,874         $(3)
                                                       =======      =======         ===

     Investments classified as cash equivalents amounted to approximately $22.5 million and $16.7 million at December 31, 1999 and 2000, respectively.

ACCOUNTS RECEIVABLE

     Accounts receivable consists primarily of net amounts to be collected from purchasers of services rendered, or in the case of the Company's live auction services, amounts due from purchasers for services rendered or for product purchased. Accounts receivable is recorded net of allowance for doubtful accounts.

PREPAID CONSULTING FEES

     In October 1999, the Company issued 275,000 shares of its Series E-1 preferred stock, valued at $1.6 million, in exchange for marketing consulting services to be rendered by General Electric Medical Systems ("GEMS") through December 31, 2000. As a result, the Company recorded prepaid consulting fees which were amortized into sales and marketing expenses on a straight-line basis through December 31, 2000. The net unamortized portion of the prepaid consulting fees at December 31, 1999 are included in prepaids and other current assets in the accompanying consolidated financial statements.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and are depreciated on a straight-line basis over two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized and depreciated over the same period as the software. Internal costs incurred to develop software for use in operations are expensed as incurred and are included in product development costs in the accompanying statement of operations. Repairs and maintenance costs are expensed as incurred.

                               NEOFORMA.COM, INC.

     As of December 31, 1999 and 2000, property and equipment consisted of the following (in thousands):

                                                               1999       2000
                                                              -------    -------
Computers and test equipment................................  $ 5,751    $12,130
Software....................................................    3,172     25,109
Furniture and fixtures......................................      756      2,275
Leasehold improvements......................................      179      2,374
                                                              -------    -------
                                                                9,858     41,888
                                                              -------    -------
Less: Accumulated depreciation and amortization.............   (1,087)    (9,359)
                                                              -------    -------
Property and equipment, net.................................  $ 8,771    $32,529
                                                              =======    =======

INTANGIBLES

     Intangibles consist of acquired assembled work force, customer lists, software, developed technology and goodwill which represent the amount of the purchase price in excess of the fair value of the tangible net assets in the acquisitions of GAR, FDI Information Resources, LLC ("FDI"), Pharos, USL, EquipMD and NCL. The intangibles are amortized on a straight-line basis over a period of 3 to 7 years.

     Intangible assets include the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
                                                                (IN THOUSANDS)
Assembled work force........................................  $   240    $    340
Software....................................................      600         600
Developed technology........................................       --       3,000
Customer lists..............................................       --      19,000
Goodwill....................................................   12,194     144,575
                                                              -------    --------
                                                               13,034     167,515
                                                              -------    --------
Less: Accumulated amortization..............................     (715)    (39,716)
                                                              -------    --------
                                                              $12,319    $127,799
                                                              =======    ========

     As of December 31, 2000, the Company had formally adopted a plan to divest itself of its GAR, NCL and USL subsidiaries, as none of these subsidiaries were aligned with the core business of the Company going forward. As a result of the pending divestitures, the Company reassessed the value of all three subsidiaries based primarily on the expected sales price of the respective businesses. The resulting write downs of the intangible balances relating to each subsidiary was a direct result of the revised valuation of each of the businesses in light of the pending divestitures. See Note 10 for further discussion.

CAPITALIZED PARTNERSHIP COSTS

     Capitalized Partnership Costs consists primarily of capitalized charges related to the issuances of common stock and warrants in connection with an outsourcing and operating agreement entered into by the Company during the year ended December 31, 2000 and is shown net of accumulated amortization. Certain direct costs associated with the completion of that agreement have also been capitalized in this account. See Note 16 for discussion of both the outsourcing and operating agreement and the related costs that have been capitalized.

                               NEOFORMA.COM, INC.

NON-MARKETABLE INVESTMENTS

     In December 1999, the Company purchased 526,250 shares of common stock of CarePortal.com, LLC ("CarePortal"), formerly known as IntraMedix, LLC ("IntraMedix"), a privately held corporation, in exchange for $2.5 million. CarePortal is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. CarePortal is a related party to GeriMedix, a supplier with which the Company has an agreement to perform e-commerce services. On May 26, 2000, the Company issued a 30-day note receivable to CarePortal in the amount of $1.0 million, evidenced by a promissory note bearing interest at a rate of 8% per annum. On August 8, 2000 the Company exercised its option to convert the promissory note into shares of CarePortal common stock. Additionally, the Company invested $1.5 million in CarePortal in exchange for common stock. In November 2000, the Company issued a 30-day note receivable to CarePortal in the amount of $400,000, evidenced by a promissory note bearing interest at a rate of 11% per annum. On December 31, 2000 the Company exercised its option to convert the promissory note into shares of CarePortal common stock. As of December 31, 2000, the Company owned CarePortal common stock representing an ownership percentage of approximately 9.6% of the total outstanding common stock of CarePortal. The Company accounts for its investments in CarePortal using the cost method.

     In March 2000, the Company purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc. ("Pointshare"), a privately held corporation, in exchange for $3.0 million. Pointshare is a company that provides on-line business-to-business administrative services to healthcare communities. The Company's ownership represented approximately 2% of the Pointshare common shares outstanding at the time of the investment and as of December 31, 2000, assuming a 1:1 conversion ratio of preferred stock to common stock. The Company accounts for this investment using the cost method.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. To date the only such impairment the Company has identified is the impairment of the net asset values of the GAR, NCL and USL subsidiaries as a result of the planned divestitures of these operations (see Note 10 for further discussion).

PRODUCT DEVELOPMENT COSTS

     Product development costs include expenses incurred by the Company to develop and enhance the Company's website and related website services. Product development costs are expensed as incurred.

COST OF WARRANT ISSUED TO RECRUITER

     For the year ended December 31, 1999, the Company expensed $2.4 million related to the valuation of a warrant issued to an executive search firm in connection with services rendered in the search for the Company's Chief Executive Officer (see Note 13).

STOCK BASED COMPENSATION

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its

                               NEOFORMA.COM, INC.

employee stock option plans. The Company follows the provisions of SFAS No. 123 for options granted to consultants and non-employees.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective as of July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation should be recognized on a prospective basis from July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2000 and 1999, the Company recorded approximately $37,000 of unrealized holding gains and $40,000 of unrealized holding losses, respectively. Other than net loss, the Company had no components of comprehensive income (loss) for the year ended December 31, 1998. The Company has integrated the presentation of comprehensive income (loss) with the Consolidated Statements of Changes in Stockholders' Equity (Deficit).

SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 1998, 1999 and 2000 the Company operated in a single business segment building and operating e-commerce marketplaces for healthcare providers and suppliers in the medical product, supplies and equipment industry in the U.S.

BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities are excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of shares excluded from the diluted loss per share calculation relating to these securities was approximately 18 million, 44 million and 50 million shares for the years ended December 31, 1998, 1999 and 2000, respectively.

     Pro forma basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the appropriate period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the Company's initial public offering.

                               NEOFORMA.COM, INC.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                              1998        1999        2000
                                                             -------    --------    ---------
Net loss...................................................  $(4,563)   $(51,020)   $(208,815)
                                                             =======    ========    =========
Basic and diluted:
  Weighted average shares of common stock outstanding......    2,977       5,854       90,227
  Less: Weighted average shares of common stock subject to
     repurchase............................................     (215)     (3,190)      (6,279)
                                                             -------    --------    ---------
  Weighted average shares used in computing basic and
     diluted net loss per share............................    2,762       2,664       83,948
                                                             =======    ========    =========
  Basic and diluted net loss per common share..............  $ (1.65)   $ (19.15)   $   (2.49)
                                                             =======    ========    =========
  Pro forma:
     Net loss..............................................  $(4,563)   $(51,020)   $(208,815)
                                                             =======    ========    =========
Shares used above..........................................    2,762       2,664       83,948
Pro forma adjustment to reflect weighted average effect of
  assumed conversion of convertible preferred stock
  (unaudited)..............................................   10,086      28,618        2,637
                                                             -------    --------    ---------
Weighted average shares used in computing pro forma basic
  and diluted net loss per share (unaudited)...............   12,848      31,282       86,585
                                                             =======    ========    =========
Pro forma basic and diluted net loss per share
  (unaudited)..............................................  $ (0.36)   $  (1.63)   $   (2.41)
                                                             =======    ========    =========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001 did not have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of 2000. As expected, the adoption did not have a material impact on its consolidated results of operations and financial position.

                               NEOFORMA.COM, INC.

 3. ACQUISITIONS:

     In August 1999, the Company acquired substantially all of the assets of General Asset Recovery LLC ("GAR"), a live auction house and asset management company focused on medical products. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. According to the terms of the agreement, a segment of GAR's operations related to the auction of non-medical industrial products ("Industrial") was sold back to one of the original owners of GAR for nominal consideration. Accordingly, the revenue and direct costs associated with the Industrial operations have been eliminated in the pro forma tables presented below.

     The total purchase price of approximately $9.7 million consisted of $1.7 million in cash, a note payable of $7.8 million, the assumption of $100,000 of liabilities and acquisition-related expenses of $100,000. In the initial allocation of the purchase price, $25,000 was allocated to tangible assets and $9,675,000 was allocated to intangible assets. The intangible assets are being amortized over an estimated life of seven years. The note payable is due over a five-year period and bears interest at a rate of 7% per annum.

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

     The total purchase price of approximately $3.4 million consisted of 350,000 shares of common stock valued at $3,150,000, estimated assumed liabilities of approximately $97,000 and estimated acquisition-related expenses of approximately $112,000. In the allocation of the purchase price, $600,000, $240,000 and $2,519,000 were allocated to acquired software, assembled workforce and trade names, and goodwill, respectively. The acquired software, assembled workforce and trade names and goodwill are being amortized over an estimated useful life of three years.

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
                                                              =======    ========

     In January 2000, the Company acquired Pharos Technologies, Inc. ("Pharos"), a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The total purchase price of approximately $22.8 million consisted of approximately 2.0 million shares of common stock valued at $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 700,000 were subject to repurchase rights which lapse over the vesting period of the original terms of the shares, which specify a

                               NEOFORMA.COM, INC.

vesting period of four years. As of December 31, 2000, approximately 105,000 of these shares were subject to repurchase. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million were allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was expensed upon consummation of the acquisition. The developed technology is being amortized over the period that the technology is being put to productive use over an estimated useful life of three years. The goodwill is being amortized over an estimated useful life of five years.

     In connection with the acquisition of Pharos, the Company allocated $3.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The Company allocated values to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the Pharos' next-generation technologies.

     The value assigned to in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Pharos and its competitors.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of planning, designing, coding, prototyping and testing activities that were necessary to establish that the developmental Pharos technologies met their design specifications including functional, technical and economic performance requirements. Anticipated completion dates ranged from six to nine months, at which times Pharos expected to begin selling the developed products. Development costs to complete the research and development were estimated at approximately $2.0 million.

     Pharos' primary in-process research and development projects involved designing new technologies and an application platform for a next generation content syndication solution, including enterprise application integration. The estimated revenue for the in-process projects was expected to peak within three years of acquisition and then decline as other new products and technologies were expected to enter the market.

     Operating expenses were estimated based on historical results and management's estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economics of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     The rates utilized to discount the net cash flows to their present value were based on the estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 35 to 40% were appropriate for the in-process research and development, and discount rates of 25% were appropriate for the existing products and technology. These discount rates were commensurate with Pharos' stage of development and the uncertainties in the economic estimates described below.

     In March 2000, the Company acquired USL, a healthcare content company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the

                               NEOFORMA.COM, INC.

intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The total purchase price of approximately $7.2 million consisted of approximately 61,000 shares of common stock valued at $2.8 million, $3.5 million in cash and estimated assumed liabilities of approximately $912,000. In the initial allocation of the purchase price, $682,000 and $6.5 million were allocated to tangible assets and goodwill, respectively. The goodwill is being amortized over an estimated useful life of five years.

     In April 2000, the Company acquired EquipMD, a business-to-business procurement company serving the physician market. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of the acquisition.

     The total purchase price of approximately $141.7 million consisted of approximately 4.4 million shares of the Company's common stock valued at approximately $126.4 million, 269,000 vested options valued at approximately $7.2 million and estimated assumed liabilities and acquisition costs of $8.1 million. In addition, the Company assumed approximately 807,000 unvested options. In the initial allocation of the purchase price, $1.5 million, $100,000, $19.0 million, $106.1 million and $15.0 million were allocated to tangible assets, assembled workforce, customer lists, goodwill and acquired in process research and development, respectively. The intangible assets are being amortized over an estimated useful life of five years.

     In connection with the acquisition of EquipMD, the Company allocated approximately $15.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, EquipMD was conducting design, development, engineering and testing activities associated with the completion of a real-time commerce engine. The projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for healthcare related business-to-business e-commerce.

     At the acquisition date, the technologies under development were approximately 60% complete based on engineering man-month data and technological progress. EquipMD had spent approximately $1.2 million on the in-process projects, and expected to spend approximately $1.0 million to complete all phases of the research and development. Anticipated completion dates ranged from three to nine months, at which time the Company expected to begin benefiting from the developed technologies.

     In developing the purchase price allocation, the Company considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on the Company's estimates of cost of sales, operating expenses and income taxes from such projects.

     Aggregate revenue for the developmental EquipMD products was estimated to grow at a compounded annual growth rate of approximately 100% for the five years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenue

                               NEOFORMA.COM, INC.

for the in-process projects was expected to peak within three years of acquisition and then decline sharply as other new projects and technologies were expected to enter the market.

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

     If these projects are not successfully developed, the Company's sales and ability to achieve profitability may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     The estimates used by the Company in valuing in-process research and development for the Pharos and EquipMD acquisitions were based upon assumptions the Company believed to be reasonable, but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

     In July 2000, the Company acquired certain assets of National Content Liquidators, Inc. ("NCL"), an asset management company focused on healthcare facility liquidations and the resale of used medical products. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $3.2 million consisted of approximately 300,000 shares of common stock valued at $2.2 million, $500,000 in cash and $500,000 in notes payable to the principals of NCL. In the initial allocation of the purchase price, the full $3.2 million was allocated to goodwill, as there were no material tangible assets acquired. The goodwill is being amortized over an estimate useful life of 7 years.

     The unaudited pro forma results of operations of the Company, GAR, FDI, Pharos, USL, EquipMD and NCL for the twelve months ended December 31, 1999 and 2000, assuming the acquisitions took place at the beginning of the respective periods, are as follows (in thousands, except per share amounts):

                                                               TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
Revenue.....................................................  $  4,707    $  12,274
                                                              ========    =========
Net loss....................................................  $(81,879)   $(218,795)
                                                              ========    =========
Basic and diluted net loss per share........................  $  (8.71)   $   (2.55)
                                                              ========    =========

 4. LOANS AND NOTES PAYABLE:

     In June 1998, the Company entered into a $750,000 secured credit facility with a bank. This facility included a $225,000 term loan due December 1999 and an equipment loan facility providing for up to $525,000 of equipment loans. In July 1999, the Company converted $433,000 of outstanding equipment loans into a term loan due June 2000. At December 31, 2000, there were no borrowings outstanding under either the term loan or the equipment loan. In consideration for this credit facility, the Company granted the bank a warrant to purchase 45,000 shares of Series C preferred stock at an exercise price of $0.77 per share. In July 1999, in consideration for the conversion of the equipment loan to a term loan and the release of the security interest in equipment, the Company granted the bank a warrant to purchase 10,000 shares of Series D preferred stock at an exercise price of $1.18 per share (see Note 13).

                               NEOFORMA.COM, INC.

     In May 1999, the Company entered into a subordinated loan agreement (the "loan agreement") with a lender under which it can borrow up to $2.0 million. The loan agreement bears interest at 12.5% and expires in July 2002. At December 31, 2000 there were borrowings of approximately $1.1 million outstanding under the loan agreement. The loan agreement is collateralized by all of the assets of the Company. In addition, a warrant to purchase 228,813 shares of preferred Series D stock at an exercise price of $1.18 per share was issued in conjunction with the loan agreement (see Note 13).

     In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Hardware amounts bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Software amounts bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased secures this facility. In connection with this facility, the Company issued the lender a warrant to purchase 137,711 shares of our Series D preferred stock at $1.18 per share (see Note 13). At December 31, 2000, the principal balance was $1.7 million.

     As part of the purchase price of GAR (see Note 3), the Company issued in August 1999 a promissory note payable to an owner of GAR in the amount of $7.8 million. The note bears interest at 7% per annum and is payable in 60 monthly installments of scheduled principal amounts plus interest through August 2004. At December 31, 2000, the remaining principal balance was approximately $5.1 million.

     As part of the purchase of EquipMD, the Company assumed the balance on an unsecured line of credit. The maximum borrowings allowed under the agreement are $300,000, of which none was available at December 31, 2000.

     As part of the purchase of EquipMD, the Company assumed a note payable in the amount of $1.8 million which is related to EquipMD's purchase of Central Point Services, LLC. The note bears interest at 7.5% per annum and is payable in eight quarterly installments after which the unpaid principal balance and accrued interest become due and payable through January 2002. At December 31, 2000, the remaining principal balance was $1.5 million. According to the provisions of the note, a payment amounting to $250,000 on the note was due upon change of control. As a result of the purchase of EquipMD by the Company (see
Note 3), under the change of control provisions, the Company made a $250,000 payment in July 2000.

     In July 2000, the Company entered into an unsecured promissory note with its investment bankers in the amount of $6.0 million. The note bears no interest and is payable in 4 quarterly payments of $1.5 million, commencing on January 1, 2001. At December 31, 2000 the remaining balance on the note was $6.0 million. In April 2001, the Company and its bankers entered into an agreement to modify the payment terms of the remaining balance on the note whereby $3.5 million was payable in 2001, and the remaining $2.5 million was payable in May 2002.

     In July 2000, as part of the acquisition of NCL, the Company issued a non-interest bearing promissory note to each of the four principals of NCL in the amount of $62,500 each. The notes are payable in 24 equal monthly installments, commencing on August 15, 2000. As of December 31, 2000, the balance of these notes on the Company's books was $183,000. In addition, the Company also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of December 31, 2000, no payments have been made against this commitment.

                               NEOFORMA.COM, INC.

     Future maturities of principal on the loans and notes payable as of December 31, 2000 are as follows (in thousands):

2001.......................................................  $ 8,089
2002.......................................................    5,696
2003.......................................................    1,829
2004 and thereafter........................................      433
                                                             -------
                                                             $16,047
                                                             =======

 5. COMMITMENTS:

     The Company leases its various office facilities under operating leases. Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $304,000, $793,000 and $4.4 million, respectively.

     Future minimum obligations under non-cancelable operating leases are as follows (in thousands):

2001.......................................................  $ 3,468
2002.......................................................    3,430
2003.......................................................    3,071
2004.......................................................    3,042
2005.......................................................    3,132
                                                             -------
                                                             $16,143
                                                             =======

     In October 2000, the Company entered into a sublease agreement whereby the Company is subleasing approximately 27% of the space in the building which serves as the Company's headquarters to a third party tenant corporation. The sublease commits this third party to sublease payments to the Company totaling $2.1 million, $2.2 million and $1.7 million in 2001, 2002 and 2003. These payments are reflected as reductions in the Company's rent expense in each period.

     In May 1999, the Company entered into an agreement with a non-profit health services research organization (the "organization"), which allows the Company to use content from the organization's database of information about medical products and manufacturers and obtain a license to use elements of its classification system. Additionally, the agreement provides for joint marketing activities and collaboration in the creation of a database of product and vendor information. This agreement requires the Company to make revenue sharing payments to the organization during the three-year term of the agreement and for two years following expiration or termination of the agreement with respect to revenue derived from the Company's Plan service. During the second and third years, the Company is required to pay a nonrefundable fee of $600,000 per year, in equal monthly installments, which shall be credited against any revenue sharing profits payable. As of December 31, 2000, the Company had paid $350,000 under the terms of this agreement.

     In October 1999, the Company entered into a three-year agreement with a consulting firm (the "Consultant"), which is a stockholder as a result of the Series E financing, in which the Consultant agreed to introduce the Company's services to appropriate clients, based on their interests, and to incorporate the Company's services into certain of its service offerings. The agreement also provides for joint marketing activities. In consideration, the Company has agreed to make payments to the Consultant in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma.com e-commerce transaction revenue and other payments. The Company has also agreed to utilize the Consultant's services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from the Consultant, at a discount from the Consultant's standard fees. For the year ended December 31, 2000, the Company recorded expenses amounting to $1.7 million related to this agreement which are included in sales and marketing expenses in the accompanying consolidated financial statements.

                               NEOFORMA.COM, INC.

     In October 1999, the Company entered into an agreement with a hardware vendor, which is a stockholder as a result of the Series E financing, pursuant to which the Company agreed to develop complementary marketing programs with the vendor and establish hyperlinks between their respective Internet websites. The Company agreed to use the vendor as its exclusive supplier of certain hardware products and agreed to purchase at least $5,000,000 of the vendor's products under a schedule to be mutually agreed upon by the Company and the vendor and $100,000 of consulting services on a mutually agreed upon schedule. This agreement can be terminated by either party for any reason with 30 days' prior written notice. For the year ended December 31, 2000, the Company recorded expenditures amounting to $1.3 million related to this agreement which are included primarily in property and equipment in the accompanying consolidated financial statements.

     In November 1999, the Company entered into a co-branding agreement with a corporation. Under the agreement, the corporation will transfer to the Company's website all listings of new and used medical products offered for sale through the corporation's website (on an exclusive basis to the extent the corporation has the right to do so), and the Company will transfer to the corporation all listings of used and excess laboratory products offered for sale on the Company's website (on an exclusive basis to the extent the Company has the right to do so). The parties also agreed to establish links between their respective websites. In addition, the corporation will develop and maintain a co-branded career center and a co-branded training and education center, and will provide the Company with specified content created for its medical online communities. This corporation also has the non-exclusive right to sell sponsorships on the Company's Plan service and the exclusive right to sell advertising on the co-branded sites. Under this agreement, the Company agreed to pay this corporation $2,000,000 of development and promotional fees over the first two years of this agreement. In February 2001, the Company entered into an amendment to this agreement whereby the Company was relieved of substantially all of its remaining obligations to pay any development or promotional fees, and under which the corporation was relieved of certain obligations, including the exclusivity of its relationship with the Company.

     In July 1999, as part of the employment agreement entered by and between the Company's Chief Executive Officer ("CEO") and the Company, the CEO is eligible to receive a moving assistance loan up to $2.5 million. The loan is to be forgiven in equal monthly installments from the date of closing on his new home through June 30, 2003. As of December 31, 2000, no amounts were outstanding under such a loan, and the Company was in discussions with the CEO to restructure the timing of the cash payments under the loan.

 6. LITIGATION:

     On January 14, 2000, Forma Scientific, Inc, notified the Company that it believed the Company's use of "Neoforma" and "Neoforma.com" violated its trademark rights in "Forma" and "Forma Scientific" and that it had filed complaint in federal court. On May 11, 2000, the Company was formally served with the complaint entitled Forma Scientific, Inc. v. Neoforma.com, Inc., Docket No. C200-0045, U.S. District Court, Southern District of Ohio, Eastern Division of Columbus, alleging trademark infringement. On September 12, 2000, the Company entered into a settlement agreement under which the Company agreed to modify its logo so that the mark NEOFORMA is presented to viewers as one word without any form of distinction separating the NEO portion of the mark from the FORMA portion of the mark.

     On October 30, 2000, the Company was formally served with a complaint entitled Healthworks, Inc. against Neoforma.com, Inc. and Jeffrey H. Kleck, Index No. 604682-00, Supreme Court of the State of New York, County of New York. The complaint indicated that Healthworks, Inc. ("Healthworks") had filed suit against the Company seeking relief of its obligations under two contracts between itself and the Company. Healthworks alleges that the Company failed to fulfill its obligations under the Basic Commerce Agreement and Letter of Intent (the "Basic Agreement"), and is thus in breach of the agreement. Further, Healthworks is claiming that the Consulting Services and Capital Equipment Purchasing Agreement (the "Consulting

                               NEOFORMA.COM, INC.

Agreement") was obtained via fraudulent means, and, as a result, should be rescinded. The Company believes that Healthworks' case is without merit, and plans to vigorously defend this action. The Company does not believe this litigation will have a material impact on its financial statements.

     On October 30, 2000 the Company filed a complaint for breach of contract entitled Neoforma.com, Inc. v. Continuum Health Partners, Inc. and Healthworks, Inc., in the Superior Court of the State of California, County of Santa Clara. The complaint indicates that Healthworks and Continuum Health Partners, Inc. ("Continuum") are in breach of both the Basic Agreement and the Consulting Agreement, both of which were entered into by Healthworks acting as an agent for Continuum. The Complaint indicates that the breach was created by Healthworks' and Continuum's refusal to pay amounts due to the Company under the agreements, despite the fact that the Company had performed on its obligations under those agreements. The Company is seeking amounts owed and compensatory damages totaling in excess of $1.0 million.

 7. DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, the Company recorded deferred compensation of approximately $65.2 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided; however, the method results in a front-loading of the compensation expense. Based on the above assumptions, the weighted average fair values per share of options granted were $0.29, $3.81 and $9.15 for the years ended December 31, 1998 and 1999 and for the period from January 1, 2000 to January 24, 2000 (the date of the Company's initial public offering), respectively. In May 2000, the Company decreased deferred compensation by approximately $5.1 million as a result of a reduction in workforce related to restructuring activities (see Note 9 for further discussion). Additionally, during the remainder of the year ended December 31, 2000, the Company recorded $3.4 million in additional reductions of deferred compensation as a result of normal employee attrition. The Company recorded amortization of deferred compensation of $25.3 million during the year ended December 31, 2000 which is allocated to the various operating expense categories consistent with the salary expense for the employees who received the options.

     In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, the Company recorded deferred compensation of approximately $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using an accelerated method of amortization. Based on the above assumptions, the weighted-average fair values per share of options assumed was $31.50. The Company recorded amortization of deferred compensation related to these options of $9.0 million during the year ended December 31, 2000 which is allocated to the various operating expense categories consistent with the employee salary expenses for the employees the charge relates to.

 8. ABANDONED ACQUISITION COSTS

     On March 30, 2000, the Company entered into agreements to acquire Eclipsys Corporation ("Eclipsys") and HEALTHvision, Inc., ("HEALTHvision") as part of entering into the Outsourcing and Operating Agreement with Novation.

     On May 25, 2000, all three parties agreed by mutual consent to terminate the proposed mergers, and instead the Company entered into a strategic commercial relationship with Eclipsys and HEALTHvision that

                               NEOFORMA.COM, INC.

includes a co-marketing and distribution arrangement between the Company and HEALTHvision. The arrangement includes the use of Eclipsys' eWebIT enterprise application integration technology and professional services to enhance the integration of legacy applications with the Company's e-commerce platform. In addition, the Company modified the structure and terms of its stock and warrant transactions with VHA and UHC (see Note 16 for further discussion of the resulting Outsourcing and Operating Agreement).

     As a result of the termination of the mergers, a number of costs the Company incurred during the due diligence and acquisition process, including investment banker fees, legal advisory fees and financial and accounting fees, no longer have any realizable future value. As such the Company expensed all such costs in the third quarter of the year ended December 31, 2000. As of December 31, 2000, there was no remaining accrual on the books relating to these abandoned acquisition costs.

 9. RESTRUCTURING

     As a result of the acquisition of EquipMD, as well as entering into the Outsourcing and Operating Agreement with Novation (see Note 16 for further discussion) in May 2000, management identified a need to refocus the Company's operations around the two markets represented by those activities, Integrated Delivery Networks and Hospitals, and Physician Practices. As a result, the Company underwent a restructuring involving both changes in executive management and the overall organizational structure. The resulting reduction in force of approximately 80 employees was across functions and eliminated positions which were largely duplicative or unnecessary. The resulting $2.1 million restructuring charge consisted entirely of accrued severance and other employee related costs. As of December 31, 2000, the accrual had been fully utilized and there were no remaining expenses related to this restructuring.

10. COSTS OF ANTICIPATED DIVESTITURES

     In the fourth quarter of 2000, the Company's management, working with the Board of Directors, finalized a plan to refocus the Company's operations on the building and managing private Internet marketplaces for trading partners. As part of this process, the Company announced its intention to divest itself of two of its operations that were not aligned with that strategy. The operations to be divested are Auction which consists primarily of GAR and the assets acquired from NCL, as well as the USL subsidiary. As of December 31, 2000, the Company's management had received approval from the Board of Directors for its plan to divest the Company of these two operations.

     As a result of this plan, as of December 31, 2000, the Company has written down the assets of both operations to the estimated net realizable disposal value based on the activity through December 31, 2000. Additionally, the Company has recorded an accrual for the anticipated costs to sell these two operations. As of December 31, 2000, the operations to be divested had total tangible assets of $1.7 million and total liabilities of $843,000. Additionally, prior to any write down, the Company had recorded approximately $16.1 million of unamortized intangible assets relating to the operations held for sale.

     The Costs of Anticipated Divestitures of $14.4 million for the year ended December 31, 2000 was made up of approximately $13.3 million of reduction in the net realizable value of the assets relating to the operations to be sold to reflect the estimated disposal value, and $1.1 million of accruals for anticipated deal costs including severance, accrued rent relating to idle facilities, as well as financial and legal advisory fees. As of December 31, 2000, the remaining accrual relating to the Costs of Anticipated Divestitures was $1.1 million.

11. STOCKHOLDERS' EQUITY:

     On July 26, 2000, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of its common stock to 300,000,000.

                               NEOFORMA.COM, INC.

COMMON STOCK

     As of December 31, 2000, the Company has reserved the following shares of common stock for future issuance as follows (in thousands):

Stock Option Plans..........................................  16,243
Conversion of warrants outstanding..........................   5,735
Employee Stock Purchase Plan................................     573
                                                              ------
                                                              22,551
                                                              ======

     In January 2000, the Company completed its initial public offering of 8,050,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters discount of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

PREFERRED STOCK

     Preferred stock consisted of 9,000,000 shares designated as Series A preferred stock ("Series A") and 2,860,000 shares designated as Series B preferred stock ("Series B"). The Series A preferred stock was issued in exchange for 9,000,000 shares of previously issued common stock. The Series B preferred stock was issued for cash at $0.50 per share.

     The rights and preferences of the Series A and B preferred stock were as follows:

  DIVIDENDS

     The holders of Series A and B preferred stock were entitled to receive non-cumulative dividends at $.02 and $.04 per share, respectively, or, if greater, an amount equal to that paid on any other outstanding shares of the Company, except that the shares of a given series of preferred stock would not receive any greater dividend as a result of the Company's payment of a dividend on any such series of preferred stock. Such dividends were to be payable only when, as, and if declared by the Board of Directors. No dividends were to be payable on any common stock until dividends to Series A and Series B preferred stock were paid or declared by the Board of Directors. No such dividends were ever paid or declared.

  LIQUIDATION PREFERENCE

     In the event of any liquidation, dissolution or winding up of the Company, holders of Series A and B were entitled to receive (along with the liquidation preference available to Series C and Series D stockholders -- see Note 12), in preference to holders of common stock, the amount of $0.25 and $0.50 per share, respectively, plus all declared but unpaid dividends. Such amounts were to be adjusted for any stock split, stock dividends and recapitalizations. If such assets of the Company were not available to sufficiently satisfy the full preferential amount of all series of preferred stock then the entire assets and funds of the Company were to be distributed among the holders of all series of the preferred stock in accordance with the aggregate preference payment to which they were entitled. After the payment or the setting aside of the payment set forth above, the remaining assets of the corporation were to be distributed on a pro-rata basis to the holders of the preferred stock, on an as-converted basis, and the holders of common stock until the holders of the Series A, B, C and D had received an additional $0.25, $0.50, $0.77 and $1.18 per share, respectively. After the distributions to the holders of preferred stock and redeemable preferred stock had been made, the remaining assets of the corporation available for distribution to stockholders were to be distributed pro-rata among the holders of common stock.

                               NEOFORMA.COM, INC.

  VOTING RIGHTS

     The holders of the Series A and Series B were entitled to a number of votes equal to a number of shares of common stock into which such preferred stock was convertible.

  CONVERSION

     Each share of Series A and Series B was convertible into one share of common stock at the option of the holder at any time after the date of issuance of such shares, and automatically converted at the consummation of the Company's sale of common stock in an underwritten public offering (the "IPO") which resulted in net cash proceeds to the Company of at least $60,000,000 and an offering price to the public of a least $7.00 per share. The conversion rate was subject to adjustment for dilution, including but not limited to, stock splits, stocks dividends and stock combinations.

     Upon the Company's initial public offering in January 2000, all outstanding shares of convertible preferred stock were converted into common stock.

12. MANDATORILY REDEEMABLE PREFERRED STOCK:

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

     On October 12, 1999, the Company completed an offering of 10,658,070 shares of Series E mandatorily redeemable preferred stock ("Series E") and 2,035,563 shares of Series E-1 mandatorily redeemable preferred stock ("Series E-1") at $5.68 per share. Included in the issuance of the Series E-1 is 275,000 shares issued in connection with a strategic alliance the Company entered into in October 1999. Thus, the net cash proceeds amounted to approximately $70.5 million. In addition, the Company agreed to issue 176,057 shares of the Company's Series E at $5.68 per share in settlement of a lawsuit in exchange for cash and reimbursement of legal fees.

     Upon the Company's initial public offering in January 2000, all outstanding shares of mandatorily redeemable preferred stock were converted into common stock.

     The rights and preferences of the Series C, D, E and E-1 redeemable preferred stock were as follows:

  DIVIDENDS

     The holders of Series C, Series D, Series E and Series E-1 redeemable preferred stock were entitled to receive non-cumulative dividends at $0.062, $0.0944, $0.4544, and $0.4544 per share annum, respectively, or, if greater, an amount equal to that paid on any other outstanding shares of the Company, except that the shares of a given series of preferred stock would not receive any greater dividend as a result of the Company's payment of a dividend on any such series of preferred stock. Such dividends were to be payable only when, as, and if declared by the Board of Directors. No such dividends were ever paid or declared.

     If the offering price to the public of the Company's common stock in the IPO was at least $7.00 per share but less than $10.00 per share, the Company would have recorded a preferred stock dividend of up to approximately $22 million relating to the Series E and E-1 beneficial conversion rights that would have been triggered on the effective date of the Company's IPO. Because the public offering price was $10.00 per share, there was no preferred stock dividend charge.

                               NEOFORMA.COM, INC.

  LIQUIDATION PREFERENCE

     In the event of any liquidation, dissolution or winding up of the Company, holders of preferred stock of Series C, Series D, Series E and Series E-1 were entitled to receive (along with the liquidation preference available to Series A and Series B stockholders -- See Note 11) in preference to the amount of $0.77, $1.18, $5.68 and $5.68 per share, respectively, plus all declared but unpaid dividends. Such amounts were to be adjusted for any stock split, stock dividends and recapitalizations. In the occurrence, or in the event the Company assets and funds were unable to sufficiently satisfy the full preferential amounts of all series of preferred stock, the Company would have distributed its entire assets and funds that were legally available among the holders of all series of preferred stock in accordance with the aggregate preference payment to which they were entitled.

     After the payment or the setting aside of the payment set forth above, the remaining assets and funds of the Company that were legally available were to be distributed, on a pro-rata basis, to the holders of the preferred stock, on an as-converted basis, and the holders of common stock until the holders of the series A, B, C, D, E and E-1, received an additional $0.25, $0.50, $0.77, $1.18, $5.68 and $5.68 per share, respectively.

     After the distributions to the holders of preferred stock and redeemable preferred stock had been made, the remaining assets of the Company available for distribution to stockholders were to be distributed pro rata solely among the holders of common stock.

  VOTING RIGHTS

     The holders of the Series C, D, E and E-1 were entitled to the number of votes equal to a number of shares of common stock into which such redeemable preferred stock was convertible.

  CONVERSION

     Each share of Series C, D, E and E-1 was convertible into one share of common stock at the option of the holder at any time after the date of issuance of such shares, and automatically converted at the consummation of the Company's sale of common stock in an underwritten public offering which resulted in net cash proceeds to the Company of at least $60,000,000 and an offering price to the public of at least $7.00 per share. The conversion rate was subject to adjustment for dilution, including, but not limited to, stock splits, stock dividends and stock combinations.

  MANDATORY REDEMPTION

     Upon the affirmative vote of the holders of the majority of the Series C, Series D, Series E and Series E-1, the Company could have been required to redeem all shares of Series C, Series D, Series E and Series E-1 outstanding as of the date of such demand, which date shall hereinafter be referred to as the "Redemption Date." The Redemption Price of the Series C, Series D, Series E and Series E-1 would have been $0.77, $1.18, $5.68 and $5.68 per share, respectively, subject to adjustment for dilution. The stockholders could not have required redemption prior to seven years after the issuance of the Series C, Series D, Series E and Series E-1.

     Beginning with the first year anniversary of the Redemption Date, the Company could have been required to redeem annually no more than that number of shares of Series C, Series D, Series E and Series E-1 equal to 25% of the Series C, Series D, Series E and Series E-1 outstanding as of the Redemption Date. From and after the Redemption Date, all rights of the shares designated for redemption would have ceased with respect to such shares. If the funds of the Company legally available for redemption of Series C, Series D, Series E and Series E-1 on any Redemption Date were insufficient to redeem the total number of shares of the Series C, Series D, Series E and Series E-1 to be redeemed on such date, those funds which were legally available would have been used to redeem the maximum number of such shares on a pro rata basis among the

                               NEOFORMA.COM, INC.

holders of Series C, Series D, Series E and Series E-1 based on each holder's share of the total redemption price. At any time thereafter when additional funds of the Company were legally available for the redemption of the shares of the Series C, Series D, Series E and Series E-1, such funds would have been immediately set aside for the Redemption Date.

13. WARRANTS:

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

     In May 1999, the Company issued a warrant to purchase 228,813 shares of Series D preferred stock at an exercise price of $1.18 per share in conjunction with a loan agreement. The warrant is exercisable immediately and expires May 12, 2006. The fair value of the warrant at the date of issuance was determined to be approximately $640,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 5.0%; expected life of one year; and expected volatility of 70%. This amount is being recognized as additional interest expense over the expected life of the loan agreement.

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

     In July 1999, the Company issued a warrant to purchase 137,711 shares of Series D at $1.18 per share in connection with an equipment lease line. The warrant is exercisable immediately and expires July 7, 2006. The fair value of the warrant at the date of issuance was determined to be approximately $559,000 and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 5.3%; expected life of one year; and expected volatility of 70%. This amount is being recognized as additional interest expense over the expected life of the lease line.

     In September 1999, the Company issued to a retained executive search firm a warrant to purchase 436,623 shares of the Company's common stock at an exercise price of $0.10 per share. The warrant is exercisable immediately and expires on September 9, 2009. The fair value of the warrant was determined to be approximately $2.4 million and was estimated using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 5.5%; expected life of four months; and expected volatility of 70%. This expense is included in cost of warrant issued to recruiter for the year ended December 31, 1999.

14. STOCK OPTIONS:

1997 STOCK PLAN

     The Company, under the 1997 Stock Plan (the "1997 Plan"), reserved approximately 14.7 million shares of common stock. The stock is reserved for the Company's employees, directors and consultants. The term of each option will be stated in the option agreement and is not to exceed 10 years after the grant date. If the optionee owns stock representing more than 10% of the Company's voting power, the term of the option will not exceed 5 years after the grant date.

     Option pricing shall be no less than 85% of the fair market value per share on the date of the grant. If the optionee owns stock representing more than 10% of the Company's voting power the option price shall not be

                               NEOFORMA.COM, INC.

less than 110% of the fair market value per share on the date of the grant. If the stock option is an incentive stock option, then the price for the stock cannot be less than 100% of the fair market value per share on the date of the grant.

     Any option granted shall be exercisable at such times and under such conditions as determined by the Board of Directors. However, for most options, 25% of the shares subject to the option shall vest 12 months after the vesting commencement date, and 1/48 of the shares shall vest each month thereafter. Options under the 1997 Plan are exercisable immediately, subject to repurchase rights held by the Company, which lapse over the vesting period as determined.

     The Company's right of repurchase will lapse at a rate determined by the Board of Directors. However, for most options the Company's right to repurchase will lapse at a rate of 25% of the shares after the first 12 months and 1/48 of the shares, per month, after the vesting commencement date.

1999 EQUITY INCENTIVE PLAN

     In November 1999, the board of directors approved the 1999 Equity Incentive Plan ("the 1999 Plan") to replace the 1997 Stock Plan. The Company has reserved approximately 5,000,000 shares of common stock for issuance under the 1999 Plan, and the number of shares reserved for issuance under this plan was increased to include shares of the Company's common stock reserved under the 1997 Plan that were not issued or subject to outstanding grants on the date the IPO was completed. The 1999 Plan stipulates that the amount authorized will automatically be increased each year by the number of shares required to increase the total shares available for future grants under the plan to an amount equal to 5% of the Company's total outstanding shares as of December 31 of the preceding year. Incentive stock options may only be granted to employees under the 1999 Plan, and they must be granted at an option price no less than 100% of the fair market value of the common stock on the date of grant. If the optionee owns stock representing more than 10% of the Company's outstanding voting stock, incentive stock options must be granted at an option price no less than 110% of the fair market value of the common stock on the date of grant. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors or advisors to the Company, and must be granted at an option price no less than 85% of the fair market value of the common stock on the date of grant. All options granted under the 1999 Plan carry a maximum term of 10 years from the date of grant, and shall be exercisable at such times and under such conditions as determined by the board of directors at the date of grant. However, for most options 1/4 of the shares subject to the option shall vest 12 months after the vesting commencement date, and 1/48 of the shares subject to the option shall vest each month thereafter.

                               NEOFORMA.COM, INC.

     Activity under the 1997 and 1999 Plans was as follows (in thousands, except per share amounts):

                                                                            OUTSTANDING OPTIONS
                                                                         -------------------------
                                                             SHARES                   WEIGHTED-
                                                            AVAILABLE                  AVERAGE
                                                            FOR GRANT    NUMBER     EXERCISE PRICE
                                                            ---------    -------    --------------
BALANCE, DECEMBER 31, 1997................................       700         300        $ 0.05
  Authorized for issuance under the 1997 Plan.............     1,000          --
  Granted.................................................    (1,458)      1,458        $ 0.08
  Exercised...............................................        --        (716)       $ 0.06
  Canceled................................................        30         (30)       $ 0.10
                                                             -------     -------        ------
BALANCE, DECEMBER 31, 1998................................       272       1,012        $ 0.09
  Authorized for issuance under the 1997 Plan.............    12,656          --
  Authorized for issuance under the 1999 Plan.............     5,000          --
  Granted.................................................    (8,116)      8,116        $ 1.88
  Granted outside of the Plans (a)........................        --       8,402        $ 0.93
  Exercised...............................................        --     (12,855)       $ 0.71
  Repurchased.............................................        14         (14)       $ 0.20
  Canceled................................................       809        (809)       $ 0.10
                                                             -------     -------        ------
BALANCE, DECEMBER 31, 1999................................    10,635       3,852        $ 3.57
  Granted.................................................   (14,661)     14,661        $ 4.59
  Granted outside the Plans (a)...........................        --          35        $13.00
  Exercised...............................................        --        (140)       $ 0.80
  Repurchased.............................................       820          --        $ 1.21
  Canceled................................................     3,586      (3,621)       $ 6.32
                                                             -------     -------        ------
BALANCE, DECEMBER 31, 2000................................       380      14,787        $ 4.02
                                                             =======     =======        ======

---------------
(a) During the years ended December 31, 1999 and 2000, the Company granted options to purchase approximately 8,402,000 and 35,000 shares of common stock, respectively, to certain Company executives, directors, and consultants. Such options were issued outside of the 1997 and 1999 Plans.

     In April 2000, as part of the acquisition of EquipMD, the Company assumed outstanding options to purchase 1,075,501 shares of common stock at exercise prices ranging from $2.86 to $4.14. As of December 31, 2000, approximately 403,000 of the shares underlying these options were vested but none of the options had been exercised.

     The Company accounts for the Plans under the provisions of APB No. 25 and related interpretations. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, net losses would have amounted to the following pro forma amounts (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                      1998        1999        2000
                                                     -------    --------    ---------
Net loss as reported...............................  $(4,563)   $(51,020)   $(208,815)
Net loss pro forma.................................  $(4,597)   $(60,311)   $(208,403)
Net loss per share as reported.....................  $ (1.65)   $ (19.15)   $   (2.49)
Net loss per share pro forma.......................  $ (1.66)   $ (22.64)   $   (2.48)

     The weighted-average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was $0.07, $4.60 and $3.50, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk-free interest rates

                               NEOFORMA.COM, INC.

ranging from 4.07 to 6.81 percent; expected dividend yields of zero percent for all three periods; an average expected life of 3.5 years; and expected volatility of 0%, 0% and 70% for the years ended December 31, 1998, 1999 and 2000.

     The following table summarizes all stock options outstanding and exercisable as of December 31, 2000 (shares in thousands):

                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
---------------------------------------------------    -------------------
                             WEIGHTED-    WEIGHTED-              WEIGHTED-
                              AVERAGE      AVERAGE                AVERAGE
   EXERCISE                  REMAINING    EXERCISE               EXERCISE
     PRICE         NUMBER      YEARS        PRICE      NUMBER      PRICE
---------------    ------    ---------    ---------    ------    ---------
$0.10 to $ 0.78    2,928       9.51        $ 0.62        918       $0.26
$0.80 to $ 2.94    2,924       9.75        $ 1.96        326       $2.69
$3.00 to $ 3.00    3,465       9.53        $ 3.00        616       $3.00
$3.03 to $ 4.00    2,053       9.42        $ 3.88        554       $3.89
$4.14 to $ 7.00    3,168       9.10        $ 6.52      2,382       $6.70
$7.69 to $63.88    1,325       9.19        $12.16        725       $9.97
                   ------      ----        ------      -----       -----
                   15,863      9.44        $ 3.96      5,521       $5.13
                   ======      ====        ======      =====       =====

     During October 1999, the Board of Directors approved a change in the 1997 Plan providing for the exercise of options prior to an employee's vesting date. In January 2000, as part of the acquisition of Pharos, the Company assumed certain options that had been exercised in advance of their vesting. At December 31, 1999 and 2000, 9,908,501 and 956,074 shares previously issued were subject to repurchase at a weighted-average price of $0.88 and $1.20 per share, respectively.

1999 EMPLOYEE STOCK PURCHASE PLAN

     In November 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the "ESPP") which became effective on January 24, 2000. The Company has reserved 750,000 shares of common stock for issuance under the ESPP, and the terms of the ESPP stipulate that amount will automatically be increased each year by shares equal to the amount necessary such that the total shares available for issuance under the plan is equal to 1% of the total outstanding shares of common stock as of December 31 of the preceding year. Subject to certain eligibility requirements, employees may elect to withhold up to a maximum of 15% of their cash compensation for participation in the ESPP. Each offering period under the ESPP will be two years in duration and will consist of four six-month purchase periods. The first offering period commenced on January 24, 2000 at which time price quotations were available for the Company's common stock on the Nasdaq National Market with subsequent purchasing periods commencing on February 1 and August 1 of each year. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or the last day of the purchase period.

15. INCOME TAXES:

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

     Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1998, 1999 and 2000.

                               NEOFORMA.COM, INC.

     At inception, the Company elected S-Corporation status. As of January 1, 1998, the Company elected C-Corporation status for Federal and state purposes. As a result, the Company is not entitled to any tax benefits associated with the period prior to C-Corporation election.

     At December 31, 2000, the Company had cumulative net operating loss carryforwards of approximately $153.1 and $105.7 million for Federal and state income tax purposes, respectively, expiring in various years ending through 2020, respectively.

     At December 31, 2000, the Company had cumulative credit carry forwards of approximately $654,000 and $1,369,000 for Federal and state income tax purposes, respectively. These credits are subject to expiration through various periods through 2020.

     The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

     The estimated tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Temporary differences.......................................  $  3,900    $  9,634
Net operating loss carryforwards............................    12,926      59,943
Tax credits.................................................       558       1,544
                                                              --------    --------
                                                                17,384      71,121
Valuation allowance.........................................   (17,384)    (71,121)
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========

     Due to uncertainty surrounding the realization of the deferred tax attributes in future years, the Company has recorded a valuation allowance against its net deferred tax assets.

     The deferred tax assets at December 31, 2000 also include approximately $0.7 million related to the acquisition of Pharos (including Federal net operating losses of $1.7 million) and if realized, will be used to reduce the amount of goodwill recorded at the date of the acquisition.

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

     The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before taxes is as follows:

                               NEOFORMA.COM, INC.

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                              1998       1999       2000
                                                              -----      -----      -----
Federal statutory rate......................................  (35.0)%    (35.0)%    (35.0)%
State taxes, net of Federal benefit.........................   (5.8)      (4.4)      (5.9)
Change in valuation allowance...............................   43.1       28.4       25.7
Deferred compensation.......................................     --       10.2        6.7
Tax credits.................................................   (2.3)       1.4       (0.3)
Goodwill amortization.......................................     --         --        4.5
In process R&D..............................................     --         --        3.5
Discontinued operations.....................................     --         --        2.8
Other.......................................................     --       (0.6)      (2.0)
                                                              -----      -----      -----
0.0%                                                            0.0%       0.0%
                                                              =====      =====      =====

16. RELATED PARTY TRANSACTIONS:

     On July 26, 2000, the Company's stockholders voted to approve the amended "Outsourcing and Operating Agreement" (the "Agreement") entered into among the Company and Novation, LLC ("Novation"), VHA Inc. ("VHA"), University HealthSystem Consortium ("UHC"), and Healthcare Purchasing Partners International LLC ("HPPI") on May 24, 2000. Under the terms of the Agreement, the Company agreed to develop and manage an e-commerce marketplace (the "Marketplace") to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with healthcare equipment manufacturers and service suppliers on the Company's behalf. VHA and UHC agreed to provide marketing support for the Marketplace, guarantee Novation's obligations under the Agreement and agreed to enter into certain exclusivity provisions contained in the Agreement.

     In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 30,845,020 shares and 7,519,436 shares, respectively, of the Company's common stock, at an exercise price of $0.01 per share. Vesting on the warrants is performance based, and is driven by historical gross purchasing levels of VHA and UHC member healthcare organizations, that enter into commerce agreements with the Company to use the Marketplace. Additionally, Neoforma issued to VHA and UHC 46,267,530 shares and 11,279,150 shares, respectively, of the Company's common stock, which are subject to certain voting restrictions.

     On July 26, 2000, once stockholder approval was obtained for the Agreement and the related issuance of shares, the common stock discussed above was issued to VHA and UHC. The common stock was issued in consideration for their entering into the Agreement, and the total valuation of those shares of $291.3 million was capitalized. This amount has been recorded in Capitalized Partnership Costs in the accompanying consolidated balance sheets, and will be amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants is not calculated until earned. During the year ended December 31, 2000, VHA and UHC earned a total of 9.6 million shares of the warrants resulting in a valuation of $38.1 million of additional consideration being capitalized on the Company's books. The valuation of warrants earned was calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the outsourcing agreement and volatility of 70%. This amount has also been recorded in the Capitalized Partnership Costs account in the accompanying consolidated balance sheets. The portion of the charge that relates to the warrant shares earned for each healthcare organization will be amortized over the life of the commerce agreement signed between the Company and that healthcare organization (between 2 - 3 years). As of December 31, 2000, the Company has recorded amortization against these Capitalized Partnership Costs of $30.5 million.

                               NEOFORMA.COM, INC.

     On October 18, 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase up to 30,845,020 shares of its common stock with 30,845,020 shares of restricted common stock. On January 25, 2001, the Company entered into an agreement with UHC to replace the warrant issued to UHC to purchase up to 5,639,577 shares of its common stock with 5,639,577 shares of restricted common stock. In each case, the restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant, and thus there will be no change in the accounting treatment relating to the restricted common stock versus the warrant.

     On December 31, 2000, the Company entered into a three-year software license agreement and a series of related agreements regarding maintenance, consulting and services with i2 Technologies, Inc. ("i2"). Under these agreements, the Company and i2 will collaborate on product development, marketing, sales and service activities. These agreements also provide for revenue sharing from the Company to i2 commencing immediately on services and applications sales, and commencing in 2002 on other marketplace related revenue. Additionally, the agreements contain revenue sharing provisions under which i2 will share revenue with the Company for products and services it sells in the healthcare vertical market.

     On January 25, 2001, the Company entered into stock purchase agreements with VHA and UHC to purchase shares of the Company's common stock. VHA and UHC acquired 11,834,320 and 3,254,438 shares, respectively, at a purchase price of $1.69 per share. Including i2, which participated in the strategic financing, acquiring 2,958,580 shares, the Company raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which are currently estimated to be approximately $1.1 million. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of the total shares of outstanding common stock assuming conversion of all outstanding common stock equivalents.

     Concurrent with the financing, the Company also further amended the Outsourcing and Operating Agreement (the "Amendment"), which we had originally entered into with Novation, VHA, UHC and HPPI on May 24, 2000. Under the terms of the Amendment, which was effective January 1, 2001, Novation agreed to guarantee a minimum fee level to the Company, which is directly derived from the gross transaction volume processed through the private marketplace which the Company maintains for Novation member health care organizations. The Amendment also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions of the original agreement.

17. SUBSEQUENT EVENTS

  SALE OF US LIFELINE

     In April 2001, the Company entered into an agreement with Medical Distribution Solutions, Inc. ("MDSI") to sell substantially all the assets of USL, the Company's healthcare content subsidiary, for $1.25 million. The purchase price was made up of $500,000 of cash delivered to the Company upon the closing, and a $750,000 promissory note payable to the Company over five years.

  LINE OF CREDIT

     In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, until May 21, 2001, the Company can borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds borrowed under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of the Company's asset. In the event that the Company (1) sells any stock as part of an equity financing, (2) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or
(3) enters into a debt financing or other lending transaction secured by owned assets as of the effective date of the credit agreement, then the maximum of $25 million potentially available under the credit agreement will be reduced by an amount equal to the cash proceeds received from any of these transactions.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

     ALLOWANCE FOR           BALANCE AT                                                 BALANCE AT
   DOUBTFUL ACCOUNTS      BEGINNING OF THE   ADDITIONS CHARGED                            END OF
      DECEMBER 31,             PERIOD           TO EXPENSE       WRITE-OFFS    OTHER      PERIOD
------------------------  ----------------   -----------------   ----------   -------   ----------
1998....................      $    --            $     --        $      --    $    --    $     --
1999....................      $    --            $  4,000        $      --    $    --    $  4,000
2000....................      $ 4,000            $440,000        $(129,000)   $69,000    $384,000

   RESTRUCTURING AND
  DIVESTITURE RELATED        BALANCE AT      ADDITIONS                      BALANCE AT
        ACCRUALS          BEGINNING OF THE   CHARGED TO                       END OF
      DECEMBER 31,             PERIOD         EXPENSES    USE OF ACCRUALS     PERIOD
------------------------  ----------------   ----------   ---------------   ----------
1998....................        $--           $    --        $     --         $   --
1999....................        $--           $    --        $     --         $   --
2000....................        $--           $16,546        $(15,405)        $1,141

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
4.02       Amended and Restated Registration Rights Agreement dated
           June 30, 2000
4.03       Amendment No. 1 to Registration Rights Agreement dated
           January 25, 2001
10.17      Amendment to Co-Branding Agreement, dated as of February 6,
           2001, by and between the Registrant and VerticalNet, Inc.
10.29      Amendment to Employment Agreement between Robert J. Zollars and the Registrant
10.30      Offer letter for Andrew L. Guggenhime dated January 2000
10.31      Offer letter for Steven E. Kane dated May 2000
10.32      Offer letter for Steven J. Wigginton dated December 1999
10.33      Offer letter for Charles D. Brennan dated November 1999
10.34 *    Public Marketplace License Agreement dated December 31, 2000 by and between i2 Technologies, Inc. and the Registrant
10.35 *    Application Service Provider Agreement dated December 31,
           2000 by and between i2 Technologies, Inc. and the Registrant
10.36 *    Services Agreement dated December 31, 2000 by and between i2
           Technologies, Inc. and the Registrant
10.37      Common Stock Purchase Agreement dated December 31, 2000 by and between i2 Technologies, Inc. and the Registrant
21.1       Subsidiaries
23.1       Consent of Arthur Andersen LLP, independent public
           accountants.

------------------------

* Confidential treatment has been requested for portions of this agreement.