Form 10-Q
period 2001-03-31
NEOFORMA COM INC
filed 2001-05-15
CIK 1096219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 15, 2001, there were 182,715,617 outstanding shares of our common stock, $.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NEOFORMA.COM, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements:
              Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000.......................................     3
              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 and 2000..................     4
              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000..................     5
              Notes to Unaudited Condensed Consolidated Financial
              Statements..................................................     6
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    11
     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk........................................................    33

PART II.      OTHER INFORMATION
     Item 1.  Legal Proceedings...........................................    34
     Item 2.  Changes in Securities and Use of Proceeds...................    34
     Item 3.  Defaults Upon Senior Securities.............................    34
     Item 4.  Submission of Matters to a Vote of Security Holders.........    34
     Item 5.  Other Information...........................................    34
     Item 6.  Exhibits and Reports on Form 8-K............................    34

SIGNATURES................................................................    35

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               NEOFORMA.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  22,597      $  24,203
  Short-term investments....................................       7,163            841
  Accounts receivable, net of allowance for doubtful
     accounts of $384 and $588, respectively................       1,353          3,239
  Unbilled revenue..........................................         946            500
  Prepaid expenses and other current assets.................       3,770          3,547
  Deferred debt costs, current portion......................         413            413
                                                               ---------      ---------
          Total current assets..............................      36,242         32,743
                                                               ---------      ---------
PROPERTY AND EQUIPMENT, net.................................      32,529         31,431
INTANGIBLES, net of amortization............................     127,799        119,990
CAPITALIZED PARTNERSHIP COSTS, net of amortization..........     308,330        292,266
NON-MARKETABLE INVESTMENTS..................................       8,400          8,400
OTHER ASSETS................................................         456            337
DEFERRED DEBT COSTS, less current portion...................         182             77
                                                               ---------      ---------
          Total assets......................................   $ 513,938      $ 485,244
                                                               =========      =========
CURRENT LIABILITIES:
  Notes payable, current portion............................   $   8,089      $   6,554
  Accounts payable..........................................      22,744         10,862
  Accrued payroll...........................................       3,106          2,286
  Other accrued liabilities.................................       2,303          2,419
  Deferred revenue..........................................         947          1,195
                                                               ---------      ---------
          Total current liabilities.........................      37,189         23,316
                                                               ---------      ---------
NOTES PAYABLE, less current portion.........................       7,958          6,841
                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock $0.001 par value:
     Authorized -- 300,000 shares at March 31, 2001
     Issued and outstanding: 134,935 shares at December 31,
      2000 and 161,506 at March 31, 2001....................         135            162
Warrants....................................................      11,733          3,688
Additional paid-in capital..................................     761,252        801,713
Notes receivable from stockholders..........................      (7,112)        (7,049)
Deferred compensation.......................................     (32,346)       (25,332)
Unrealized loss on available-for-sale securities............          (3)            (4)
Accumulated deficit.........................................    (264,868)      (318,091)
                                                               ---------      ---------
          Total stockholders' equity........................     468,791        455,087
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $ 513,938      $ 485,244
                                                               =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NEOFORMA.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
REVENUE:
  Sales of used equipment...................................  $     76    $     --
  Transaction fees..........................................       801       2,404
  Services..................................................        --          14
  Website sponsorship fees and other........................       351         394
                                                              --------    --------
          Total revenue.....................................     1,228       2,812
OPERATING EXPENSES:
  Cost of used equipment sold...............................        22          --
  Cost of services..........................................        --       4,394
  Operations................................................     3,714       3,915
  Product development.......................................     6,131       5,554
  Selling and marketing.....................................    12,153      10,262
  General and administrative................................     8,161       5,009
  Amortization of intangibles...............................     1,311       7,809
  Amortization of partnership costs.........................        --      18,978
  Write off of acquired in-process research and
     development............................................     3,000          --
                                                              --------    --------
          Total operating expenses..........................    34,492      55,921
                                                              --------    --------
          Loss from operations..............................   (33,264)    (53,109)
OTHER INCOME (EXPENSE):
  Interest income...........................................     1,508         321
  Interest expense..........................................      (221)       (303)
  Other income (expense)....................................        --        (132)
                                                              --------    --------
          Net loss..........................................   (31,977)    (53,223)
                                                              ========    ========
NET LOSS PER SHARE:
  Basic and diluted.........................................  $  (0.77)   $  (0.36)
                                                              ========    ========
  Weighted average shares -- basic and diluted..............    41,520     149,474
                                                              ========    ========
PRO FORMA NET LOSS PER SHARE:
  Basic and diluted.........................................  $  (0.61)   $  (0.36)
                                                              ========    ========
  Weighted average shares -- basic and diluted..............    52,067     149,474
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NEOFORMA.COM, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(31,977)   $(53,223)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
  Amortization resulting from issuance of Series E preferred
    stock in connection with prepaid consulting services....       335          --
  Common stock issued to employees..........................        --         349
  Valuation of common stock options issued in connection
    with consulting services................................       212          --
  Valuation of warrants to purchase common stock in exchange
    for consulting services.................................        67          --
  Provision for doubtful accounts...........................        --         632
  Write off of acquired in-process research and
    development.............................................     3,000          --
  Depreciation and amortization of property and equipment...     1,727       2,648
  Amortization of intangibles...............................     1,311       7,809
  Amortization of partnership costs.........................        --      18,978
  Amortization of deferred compensation.....................     8,466       6,330
  Amortization of deferred debt costs.......................       105         105
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable.....................................      (491)     (2,072)
    Inventory...............................................        --        (300)
    Prepaid expenses and other assets.......................      (321)        639
    Accounts payable........................................    10,220     (11,882)
    Accrued liabilities and accrued payroll.................      (217)       (704)
    Deferred revenue........................................       (29)        248
                                                              --------    --------
      Net cash used in operating activities.................    (7,592)    (30,443)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments.......................      (862)       (618)
  Sale of marketable investments............................    10,800       6,940
  Cash paid for the acquisition of Pharos Technologies, Inc,
    net of cash acquired....................................      (500)         --
  Cash paid for the acquisition of U.S. Lifeline, Inc, net
    of cash acquired........................................    (3,219)         --
  Purchase of non-marketable investments....................    (3,000)         --
  Cash paid on note issued in connection with the
    acquisition of General Asset Recovery, Inc..............      (367)       (412)
  Purchases of property and equipment.......................   (13,469)     (1,550)
                                                              --------    --------
      Net cash provided by (used in) investing activities...   (10,617)      4,360
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable...............................      (229)     (2,239)
  Repayments of notes receivable from stockholders..........        10          --
  Proceeds from the issuance of common stock under the
    employee stock purchase plan............................        --         559
  Common stock repurchased, net of cancellation of notes
    receivable issued to common stockholders................        --         (83)
  Proceeds from the issuance of common stock, net of
    issuance costs..........................................    95,328      29,452
                                                              --------    --------
      Net cash provided by financing activities.............    95,109      27,689
                                                              --------    --------
      Net increase in cash and cash equivalents.............    76,900       1,606
CASH AND CASH EQUIVALENTS, beginning of period..............    25,292      22,597
                                                              --------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $102,192    $ 24,203
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for interest..................  $    116    $    189
                                                              ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Conversion of preferred stock to common stock.............  $ 88,824    $     --
                                                              ========    ========
  Issuance of note payable to related party in connection
    with acquisition of Pharos Technologies, Inc............  $ 22,000    $     --
                                                              ========    ========
  Issuance of common stock in connection with the
    acquisition of U.S. Lifeline, Inc.......................  $  2,769    $     --
                                                              ========    ========
  Notes receivable from common stockholders cancelled in
    repurchase of common shares.............................  $     --    $     63
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NEOFORMA.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Neoforma.com, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2000 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

     Since inception, the Company has incurred significant losses, and, as of March 31, 2001, had an accumulated deficit of $318.1 million. Operating losses and negative cash flow are expected to continue through fiscal 2001. The Company currently anticipates that currently available funds, consisting of cash, cash equivalents and investments, combined with those funds available through lines of credit and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company's future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company's ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, General Asset Recovery ("GAR"), Pharos Technologies, Inc. ("Pharos"), U.S. Lifeline, Inc. ("USL") and EquipMD, Inc. ("EquipMD"). All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the historical consolidated financial statements to conform to the 2001 presentation.

INVESTMENTS

     Investments classified as cash equivalents amounted to approximately $16.7 million and $16.4 million at December 31, 2000 and March 31, 2001, respectively. Investments with maturities greater than ninety days and less than one year are classified as short-term investments. The investments are classified as "available-for-sale," and the difference between the cost and fair value of these investments is immaterial and is included in other comprehensive income.

                               NEOFORMA.COM, INC.

     The amortized costs, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):

                                                              AS OF MARCH 31, 2001
                                                     --------------------------------------
                                                                                UNREALIZED
                                                     AMORTIZED    AGGREGATE       HOLDING
                                                       COST       FAIR VALUE       LOSS
                                                     ---------    ----------    -----------
Debt securities issued by states of the United
  States and political subdivisions of the
  states...........................................   $ 7,845      $ 7,845          $--
Corporate debt securities..........................     9,438        9,434           (4)
                                                      -------      -------          ---
                                                      $17,283      $17,279          $(4)
                                                      =======      =======          ===

                                                            AS OF DECEMBER 31, 2000
                                                     -------------------------------------
                                                                                UNREALIZED
                                                     AMORTIZED    AGGREGATE      HOLDING
                                                       COST       FAIR VALUE       LOSS
                                                     ---------    ----------    ----------
Debt securities issued by states of the United
  States and political subdivisions of the
  states...........................................   $ 8,350      $ 8,350         $ --
Corporate debt securities..........................    15,527       15,524           (3)
                                                      -------      -------         ----
                                                      $23,877      $23,874         $ (3)
                                                      =======      =======         ====

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three months ended March 31, 2000 and 2001 were as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2000        2001
                                                         --------    --------
Net loss...............................................  $(31,977)   $(53,223)
Net loss on available-for-sale securities..............        (6)         (1)
                                                         --------    --------
Comprehensive loss.....................................  $(31,983)   $(53,224)
                                                         ========    ========

SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended March 31, 2000 and 2001, the Company operated in a single business segment building and operating e-commerce marketplaces for healthcare providers and suppliers in the medical products, supplies and equipment industry.

BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities are excluded, as they are anti-dilutive as a result of the Company's net losses. The total number of shares excluded from the diluted loss per share calculation

                               NEOFORMA.COM, INC.

relating to these securities was approximately none and 48.4 million for the three months ended March 31, 2000 and 2001, respectively.

     Pro forma basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the appropriate period (excluding shares subject to repurchase) plus the weighted average number of common shares that resulted from the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the Company's initial public offering in January 2000.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share for the three months ended March 31, 2000 and 2001 (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
Net loss....................................................  $(31,977)   $(53,223)
                                                              ========    ========
Basic and diluted:
  Weighted average shares of common stock outstanding.......    51,637     154,011
  Less: Weighted average shares of common stock subject to
     repurchase.............................................   (10,117)     (4,537)
                                                              --------    --------
  Weighted average shares used in computing basic and
     diluted net loss per share.............................    41,520     149,474
                                                              ========    ========
  Basic and diluted net loss per common share...............  $  (0.77)   $  (0.36)
                                                              ========    ========
Pro forma:
  Net loss..................................................  $(31,977)   $(53,223)
                                                              ========    ========
Shares used above...........................................    41,520     149,474
Pro forma adjustment to reflect weighted average effect of
  assumed conversion of convertible preferred stock.........    10,547          --
                                                              --------    --------
Weighted average shares used in computing pro forma basic
  and diluted net loss per share............................    52,067     149,474
                                                              --------    --------
Pro forma basic and diluted net loss per share..............  $  (0.61)   $  (0.36)
                                                              ========    ========

 3. RELATED PARTY TRANSACTIONS

     On July 26, 2000, the Company's stockholders voted to approve the amended Outsourcing and Operating Agreement (the "Agreement") entered into among the Company and Novation, LLC ("Novation"), VHA Inc. ("VHA"), University HealthSystem Consortium ("UHC") and Healthcare Purchasing Partners International LLC ("HPPI") on May 24, 2000. Under the terms of the Agreement, the Company agreed to develop and manage an e-commerce marketplace (the "Marketplace") to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with healthcare equipment manufacturers and service suppliers on the Company's behalf. VHA and UHC agreed to provide marketing support for the Marketplace, guarantee Novation's obligations under the Agreement and agreed to enter into certain exclusivity provisions contained in the Agreement.

     In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 30,845,020 shares and 7,519,436 shares, respectively, of the Company's common stock, at an exercise price of $0.01 per share. Vesting on the warrants was performance based, and was driven by historical gross purchasing levels of VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use the Marketplace. Additionally, the Company issued to VHA and UHC

                               NEOFORMA.COM, INC.

46,267,530 shares and 11,279,150 shares, respectively, of the Company's common stock, which are subject to certain voting restrictions.

     On July 26, 2000, upon obtaining stockholder approval for the Agreement and the related issuance of shares, the Company issued the common stock discussed above to VHA and UHC. The common stock was issued in consideration for VHA and UHC entering into the Agreement, and the total valuation of those shares of $291.3 million was capitalized. In addition, approximately $9.4 million of deal costs, comprised primarily of attorneys, lawyers and bankers fees, was capitalized. These amounts have been recorded in Capitalized Partnership Costs in the accompanying condensed consolidated balance sheets and are being amortized over the estimated beneficial life of the Agreement of five years. Due to the performance criteria on the warrants, the valuation of the warrants was not calculated until earned. The valuation of warrants earned was calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the outsourcing agreement and volatility of 70%. These amounts have also been recorded in the Capitalized Partnership Costs account in the accompanying consolidated balance sheets. The portion of the charge that relates to the warrant shares earned for each healthcare organization are being amortized over the life of the commerce agreement signed between the Company and that healthcare organization (between two to three years). As of March 31, 2001, the Company has recorded total Capitalized Partnership Costs relating to these shares of $41.1 million and total amortization against the Capitalized Partnership Costs of $49.5 million.

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

     On January 25, 2001, the Company entered into stock purchase agreements with VHA and UHC to purchase shares of the Company's common stock. VHA and UHC acquired 11,834,320 and 3,254,438 shares, respectively, at a purchase price of $1.69 per share. Including i2, which participated in the strategic financing, acquiring 2,958,580 shares, the Company raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of the total shares of outstanding common stock assuming conversion of all outstanding common stock equivalents.

     Concurrent with the financing, the Company also further amended the Outsourcing and Operating Agreement (the "Amendment"), which it had originally entered into with Novation, VHA, UHC and HPPI on May 24, 2000. Under the terms of the Amendment, which was effective January 1, 2001, Novation agreed to guarantee a minimum fee level to the Company, which is directly derived from the gross transaction volume processed through the private marketplace which the Company maintains for Novation member health care organizations. The Amendment also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions of the original agreement.

                               NEOFORMA.COM, INC.

4. SUBSEQUENT EVENTS

  SALE OF US LIFELINE

     In April 2001, the Company entered into an agreement with Medical Distribution Solutions, Inc. ("MDSI") to sell substantially all of the assets of USL, the Company's healthcare content subsidiary, for $1.25 million. The purchase price was comprised of $500,000 of cash delivered to the Company upon the closing, and a $750,000 promissory note payable to the Company over five years.

  LINE OF CREDIT

     In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, until May 31, 2002, the Company can borrow funds up to an amount based on a specified formula based on the gross volume of transactions through the Marketplace. Any funds borrowed under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of the Company's assets. In the event that the Company (1) sells any stock as part of an equity financing, (2) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enters into a debt financing or other lending transaction secured by owned assets as of the effective date of the credit agreement, then the maximum of $25 million potentially available under the credit agreement will be reduced by an amount equal to the cash proceeds received from any of these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in "-- Factors That May Affect Operating Results" and elsewhere in this report.

OVERVIEW

     Neoforma is a leading healthcare supply chain solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance. The healthcare market has a number of characteristics that make it suited for an Internet-based marketplace solution, including its large size, high degree of fragmentation, significant inefficiencies, industry cost pressures and highly complex supply chain. Our solutions enable the participants in the healthcare supply chain market, principally healthcare providers, manufacturers, distributors, group purchasing organizations, or GPOs and integrated delivery networks, or IDNs, to significantly improve business processes within their organizations and among their trading partners. Using our products and services, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

     Our solutions consist of web-based products and services for our customers, or trading partners, as well as other services that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include both acute care and alternate site healthcare providers, manufacturers and distributors to these healthcare providers, GPOs and IDNs.

     Our primary business objectives are aligned with those of our trading partner customers. We seek to enable our customers to reallocate and redirect to their strategic priorities the excess costs that adversely affect their supply chain, reduce the time our trading partners' employees spend on non-productive activities and offset a significant portion of the capital investment our trading partners currently make in redundant and isolated supply chain-related technologies. Our strategies to achieve these objectives are to increase the number of custom marketplaces we build and operate, increase the number of trading partners that utilize our marketplaces, enhance the functionality of our product and service offerings and continue to form key strategic relationships.

     Historically, we have offered four primary services -- Shop, Auction, Plan and Services Delivery. Our Shop service provides private marketplaces where buyers can easily identify, locate and purchase new products and suppliers can access new customers and markets. Healthcare providers can use our Shop service to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service creates an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provided interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believed represented industry best practices, together with floor plans and information about the products in the room. Our Services Delivery service provides scalable and cost-effective implementation solutions for both healthcare providers and suppliers.

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

     To date, our principal source of revenue has been transaction fees paid by the sellers of products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the products sold through Shop or Auction. During the first quarter of 2001, we also received revenue from the following sources:

     - subscription fees paid by healthcare providers and manufacturers and distributors of medical products for our management and disposition of their used medical equipment through our asset recovery service on Auction;

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

     Both our operating expenses and our revenue have increased significantly since inception. The revenue increases resulted from growth primarily in Shop and Plan, as well as the addition of the Services Delivery revenue stream in mid-2000. The increases in the operating expenses were due to a number of factors including increases in staffing in our development and sales organizations and elsewhere in our organization, including contractors and consultants, costs of strategic partnerships entered into, costs associated with the restructuring of our organization and costs associated with being a publicly traded company such as increased reporting and regulatory oversight requirements. Additionally, our headcount increased from 269 full-time employees as of the beginning of 2000 to as many as 326 during 2000, and decreased to 249 full-time employees as of March 31, 2001 as a result of the reduction in force we announced on May 25, 2000 and normal attrition.

     Under the terms of our outsourcing and operating agreement with Novation, which was approved by our stockholders on July 26, 2000, VHA received approximately 46.3 million shares of our common stock, representing approximately 36% of our then outstanding common stock, and UHC received approximately 11.3 million shares, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 30.8 million and approximately 7.5 million additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, the online marketplace only available to the patrons and members of VHA, UHC and HPPI. The targets increased annually to a level equivalent to total healthcare organizations representing approximately $22 billion of combined purchasing volume at the end of the fourth year.

     Under our outsourcing and operating agreement with Novation, we have agreed to provide specific functionality to Marketplace@Novation. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our marketplaces, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare organizations.

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

     On January 25, 2001, we entered into an amendment to the outsourcing and operating agreement which we had originally entered into with Novation, VHA, UHC and HPPI on May 25, 2000. Under the terms of the amended outsourcing and operating agreement, which was effective as of January 1, 2001, Novation agreed to guarantee a minimum fee level to us, which is directly derived from the gross transaction volume processed through Marketplace@Novation. The amended outsourcing and operating agreement also includes modifications to revenue sharing provisions under which we will share specified fees we receive for products and services sold through or related to our marketplaces. We will share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces, revenue related to our Shop and Auction services and revenue related to the distribution or licensing of software and other technology solutions. We will not share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the agreement, we will not share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The amended outsourcing and operating agreement also includes modifications to certain supplier recruitment and supplier implementation provisions of the original agreement.

     On January 25, 2001, we entered into stock purchase agreements with i2 Technologies, VHA and UHC under which they purchased a total of approximately
18.0 million shares of our common stock at a purchase price of $1.69 per share. We raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million, including an advisory fee to our investment bankers. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of our total shares of outstanding common stock, assuming exercise of all outstanding stock options and warrants to purchase our common stock.

     As a result of the planned divestitures of our Auction and USL operations, at December 31, 2000, we wrote down the assets of these operations to our estimate of the net realizable disposal value of the operations based on their activity through that date. Additionally, we have recorded an accrual for the anticipated costs to sell these operations. The total impact of these planned divestitures on our statement of operations for the year ended December 31, 2000 was $14.4 million, which consisted of an approximately $13.3 million reduction in the net realizable value of the assets relating to the operations to be sold, and $1.1 million of accruals for anticipated deal costs including any severance for the employees of those operations, accrued rent relating to potentially idle facilities, as well as financial and legal advisory fees.

     Since inception, we have incurred significant losses and, as of March 31, 2001, had an accumulated deficit of $318.1 million. We expect operating losses and negative cash flow to continue for the remainder of the fiscal year. We anticipate our losses will increase significantly as compared to fiscal 2000 despite a projected reduction in cash operating losses, due primarily to amortization of non-cash costs associated with strategic partnerships.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenue

     Sales of Used Equipment. Sales of used equipment consists of the gross revenue generated from the sales of used and refurbished medical equipment that we own as part of our Auction service. We had no revenue from the sale of used equipment during the three months ended March 31, 2001, as compared to $76,000 for the three months ended March 31, 2000, as our Auction operations in 2001 were focused solely on hospital closures and other consignment sales. As a result, we also had no cost of used equipment sold, as there were no sales of inventory that we owned during the three months ended March 31, 2001. If we succeed in selling our Auction operations, we will not recognize any future revenue from sales of used equipment.

     Transaction Fees. Transaction fees consist of transaction fees paid by buyers and sellers for purchases through our marketplaces, as well as buyer and seller fees paid on consigned used equipment and supplies as part of our live and online Auction services. We had total transaction fee revenue of $2.4 million for the quarter ended March 31, 2001, an increase of 200% from $0.8 million for the quarter ended March 31, 2000. The increase is due primarily to increased gross transaction volume through our marketplaces, as revenue resulting from such transactions comprised $2.3 million of the total $2.4 million in transaction fees for the three months ended March 31, 2001. If we succeed in selling our Auction operations, we will not recognize any future revenue from Auction transaction fees.

     Services. Services revenue is generated primarily from our e-commerce readiness services and implementation and integration services. These are services performed by our Services Delivery organization for our trading partners in order to allow them to maximize the benefit of their utilization of our marketplaces. The Services Delivery group commenced activities in the first half of fiscal 2000 and, as such, there was no activity or cost associated with this group in the first quarter of 2000. During the three months ended March 31, 2001, services revenue was $14,000, which related solely to e-commerce readiness and implementation services performed for members of our marketplaces.

     Website Sponsorship Fees and Other. Website sponsorship fees and other revenue consists of sponsorship setup and maintenance revenue, as well as software license and support revenue, both of which relate to our Plan service. Also included in website sponsorship fees and other are subscription revenue relating to the USL operations and setup fees relating to the digitization and categorization of data for our trading partners. Website sponsorship fees and other revenue increased 12% to $394,000 for the quarter ended March 31, 2001, from $351,000 for the quarter ended March 31, 2000. The increase in fiscal 2001 was due primarily to subscription revenue relating to the USL operations and an increase in software license and maintenance revenue. Minimal revenue was generated from USL in the first quarter of 2000, as USL was not acquired until March 2000. As a result of the sale of our USL operations in April 2001, combined with our reduced focus on our Plan services, we do not expect to recognize any Plan revenue in future periods. Consequently, we expect website sponsorship fees and other revenue to generate nominal revenue over the next several quarters.

     Cost of Services. Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of fees for independent contractors, technology costs, software licenses and salaries and other personnel expenses for our Services Delivery personnel. Cost of services for the first quarter of 2001 was approximately $4.4 million as compared to none for the first quarter of 2000. The increase was due to the fact that the Services Delivery group was not created until after the first quarter of 2000, and thus there were no costs for that period. We expect our cost of services to continue at these levels in future periods as we continue to perform e-commerce readiness services and implement both buyers and sellers in order to expand the number of users connected and utilizing our marketplaces.

     Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our website and our marketplace technology infrastructure. These expenditures consist primarily of fees for independent contractors, technology costs and software licenses and salaries and other personnel expenses for our site operations personnel. Operations expenses increased from approximately $3.7 million for the three months ended March 31, 2000 to $3.9 million for the three months ended March 31, 2001. The increase was primarily due to an increase in operations personnel related costs, an increase in payments to third party consultants and increased expenditures for additional technology costs such as software licenses and hardware costs associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplace platforms.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our marketplace services and functionality. Product development expenses decreased from $6.2 million for the quarter ended March 31, 2000 to $5.6 million for the same quarter in 2001. The decrease was primarily due to reduced costs relating to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from approximately $12.2 million for the three months ended March 31, 2000 to $10.3 million for the three months ended March 31, 2001. The decrease was primarily due to reduced sales and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we will be focusing the majority of our resources on product development and marketplace implementation and integration efforts. As such, while we intend to continue to invest in marketing activities and sell our marketplace services into the channels we have established, we do not expect selling and marketing expenses to continue to increase in the next several quarters.

     General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from approximately $8.2 million for the quarter ended March 31, 2000 to $5.0 million for the quarter ended March 31, 2001. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were the result of the fact that in 2001, we did not incur the administrative costs associated with acquisitions that were in process during the first quarter of fiscal 2000, as well as those costs resulting from preparations for our initial public offering which occurred in January 2000. Given the streamlining we are undertaking in focusing on our core strategy, we expect general and administrative expenses to continue to decrease during the coming periods as we continue to divest ourselves of operations that are not aligned with our core strategy, and the general and administrative costs associated with those operations.

     Amortization of Intangibles. Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles are amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased to $7.8 million for the quarter ended March 31, 2001, as compared to $1.3 million for the quarter ended March 31, 2000. The increase was primarily a result of a full quarter of amortization being taken in the first quarter of 2001 on the intangibles associated with the acquisition of Pharos in January 2000, as well as additional amortization related to the intangibles recorded as part of our acquisitions of USL in March 2000, EquipMD in April 2000 and certain assets of NCL in July 2000. We expect the amortization of intangibles to decrease in future periods as a significant portion of the intangibles relating to the operations to be divested, specifically GAR, NCL and USL, will be eliminated as part of the divestitures of those operations.

     Amortization of Partnership Costs. Amortization of capitalized partnership costs represents the amortization of the capitalized valuation of consideration given to our strategic partners as part of entering into our operating relationships with those partners. As of March 31, 2001, capitalized partnership costs represent consideration given to VHA and UHC as part of our entering into our outsourcing and operating agreement with those entities and with their purchasing division, Novation, as well as certain legal and accounting fees relating to the agreement. The consideration consisted of common stock and warrants, which were subsequently converted to restricted common stock. The value of the common stock issued is being amortized over a five year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted stock are being amortized over the term of the agreement with the healthcare organizations which resulted in the shares being earned, which is generally two to three years. For the quarter ended March 31, 2001, total amortization of partnership costs was $19.0 million. As the outsourcing and operating agreement did not close until July of 2000, there was no amortization of partnership costs in the quarter ended March 31, 2000.

     Write Off of Acquired In-process Research and Development. For the quarter ended March 31, 2000, we expensed $3.0 million related to the write off of acquired in-process research and development in connection with the Pharos acquisition in January 2000.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the quarter ended March 31, 2001 was $321,000 compared to $1.5 million for the quarter ended March 31, 2000. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000. Interest expense increased from $221,000 for the quarter ended March 31, 2000 to $303,000 for the same period in 2001, primarily as a result of the interest associated with significantly higher levels of leases and notes payable outstanding throughout the period.

     Income Taxes. As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $153.1 million and $105.7 million, respectively, which will be available to reduce future taxable income, and which expire at various dates through 2020. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we completed our initial public offering and issued 8,050,000 shares of our common stock at an initial public offering price of $13.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.3 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $89.0 million. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of March 31, 2001, we had outstanding bank, other borrowings and notes payable of $13.4 million, and we had approximately $25.0 million of cash and cash equivalents and short-term investments.

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

     In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing in July 1999. This loan was secured by all of our assets at the time the loan was made. In connection with this loan, we issued Comdisco a warrant to purchase 228,813 shares of common stock at $1.18 per share. As of March 31, 2001, the outstanding balance on the loan was approximately $926,000.

     In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of March 31, 2001, we had outstanding approximately $1.8 million in total loans due under this facility. This facility is secured by the computer equipment purchased with the loans.

     In August 1999, as a result of the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per annum. As of March 31, 2001, the outstanding balance on the note was approximately $4.6 million.

     As part of the acquisition of EquipMD, we assumed the balance on an unsecured line of credit. The maximum borrowings allowed under the agreement are $300,000, of which none was available at March 31, 2001. Additionally, as part of the purchase of EquipMD, we assumed a note payable in the amount of $1.8 million which is related to EquipMD's purchase of Central Point Services LLC. The note bears interest at a rate of 7.5% per annum and is payable in eight quarterly installments, after which the unpaid principal balance and accrued interest become due and payable through January 2002. At March 31, 2001, the remaining principal balance was $1.2 million. According to the provisions of the note, a payment of $250,000 was due upon a change of control of EquipMD. As a result of our purchase of EquipMD, we made a $250,000 payment as a result of this provision.

     In connection with our operating lease on our corporate headquarters in San Jose, California, we established a letter of credit in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allow for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we are in the process of reducing the letter of credit to $1.5 million.

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

     In July 2000, in recognition of the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our outsourcing and operating agreement and our acquisition of EquipMD, we entered into a promissory note with our investment bankers in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. At March 31, 2001, the remaining balance on the note was $4.5 million. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002.

     In July 2000, as part of the acquisition of certain assets of NCL, we issued one promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in 24 equal monthly installments, with the first payment due on August 15, 2000. As of March 31, 2001, the balance of all four notes in total was $156,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of March 31, 2001, no payments have been made against this commitment.

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

     Net cash used in operating activities was $7.6 million for the three months ended March 31, 2000 and $30.4 million for the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2001 related primarily to funding net operating losses, a $2.1 million increase in accounts receivable and an $11.9 million decrease in accounts payable.

     Net cash used in investing activities for the three months ended March 31, 2000 was $10.6 million consisting primarily of $13.5 million paid for the purchase of property and equipment, $3.0 million paid for non-marketable investments and $3.2 million paid for the acquisition of USL, partially offset by $10.8 million received from the sale of marketable securities. For the three months ended March 31, 2001, net cash provided by investing activities was $4.4 million, primarily resulting from $6.9 million of proceeds from the sale of marketable investments, partially offset by $1.6 million in cash paid for the purchase of property and equipment to continue to develop our marketplace infrastructure.

     Net cash provided by financing activities was $95.1 million for the three months ended March 31, 2000 and $27.7 million for the three months ended March 31, 2001. Net cash provided from financing activities for the three months ended March 31, 2001 resulted primarily from proceeds of common stock issuances of approximately $29.5 million, net of expenses.

     We currently anticipate that our available funds, consisting of cash, cash equivalents and investments, combined with those funds available to us through our lines of credit and other sources, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of our services including reductions in our staffing levels and related expenses or potentially liquidate selected assets. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

     We incorporated in March 1996. Prior to May 1999, our operations consisted primarily of the initial planning and development of our public marketplace and the building of our operating infrastructure. We introduced our Shop and Auction services in mid-1999, and as a result, we have generated revenues of only $14.3 million from our inception through March 2001. In late 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces for our trading partners. Because we have refocused our business efforts in this manner, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether we will succeed in increasing the number of marketplaces that we operate, the number of trading partners that utilize our marketplaces or the revenue we will derive from our marketplaces. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, due to our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

WE HAVE A HISTORY OF LOSSES, NO SIGNIFICANT REVENUE AND ANTICIPATE INCURRING LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     We have experienced losses from operations in each period since our inception, including a net loss of $53.2 million for the three months ended March 31, 2001. In addition, as of March 31, 2001, we had an accumulated deficit of approximately $318.1 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses through at least 2001, primarily as a result of increases in costs and expenses relating to executing on our strategy of building and operating Internet marketplaces for our trading partners. To achieve positive cash flow from operations by the first quarter of 2002, we must reduce our operating expenses and generate significantly increased revenue from our marketplaces. We have taken measures to reduce our operating expenses by reducing headcount through our restructuring in May 2000 and divestiture of USL in April 2001, and intend to further reduce operating expenses by divesting our Auction operations, including GAR and the assets acquired from NCL. If our revenue does not increase substantially or if we do not succeed in reducing expenses to the degree we expect, we will not achieve positive cash flow from operations by the first quarter of 2002, and we may never become profitable.

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

     We currently anticipate that our cash, cash equivalents and investments and our lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds prior to the expiration of this period if, for example, we do not generate significantly increased revenue from our online marketplaces, experience operating losses that exceed our current expectations or pursue additional acquisitions. We believe that it would be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop new marketplaces or enhance our existing online marketplaces, expand our operations, respond appropriately to competitive pressures or continue our operations.

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

     We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998 and 269 as of December 31, 1999. In May 2000, we reduced the number of our employees from approximately 330 to approximately 250. As of March 31, 2001, we had 249 employees. With the divestiture of USL and the intended divestitures of our Auction operations, including GAR and the assets acquired from NCL, we expect to reduce our headcount by approximately 40 employees. These changes, and the growth in the number of our trading partners and transaction volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth would likely cause similar, and perhaps increased, strain on our systems and controls.

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

     If the market price for our common stock falls and remains below $1.00 per share or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be deemed to be penny stock. During 2000 and 2001, our common stock traded, at times, below $1.00 per share, and on May 14, 2001 the closing price was $0.76. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

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

     The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                       FISCAL YEARS
                                     -------------------------------------------------
                                      2001      2002      2003       2004       2005
                                     -------   ------   --------   --------   --------
Cash equivalents and short-term
  investments:
  Fixed rate short-term
     investments...................  $17,279       --         --         --         --
  Average interest rate............     6.71%      --         --         --         --

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

     In January 2001, we completed a $30.5 million private round of financing in which we sold 18,047,388 shares of our common stock at $1.69 per share to three strategic investors, i2 Technologies, VHA and UHC. No underwriters were used in the transaction. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act, or Rule 506 of Regulation D promulgated thereunder. Both VHA and UHC made certain representations as to investment intent, that they possessed a sufficient level of financial sophistication and that they received information about us. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

    EXHIBIT
    NUMBER                              EXHIBIT
    -------                             -------
      10.1    Common Stock Purchase Agreement, dated as of January 25,
              2001, by and between Neoforma.com, Inc. and VHA Inc.
      10.2    Common Stock Purchase Agreement, dated as of January 25,
              2001, by and between Neoforma.com, Inc. and University
              Healthsystem Consortium
      10.3    Amendment to Amended and Restated Common Stock and Warrant
              Agreement, dated as of January 25, 2001, by and between
              Neoforma.com, Inc. and University Healthsystem Consortium
      10.4*   Second Amended and Restated Outsourcing and Operating
              Agreement, dated as of January 1, 2001, by and among
              Neoforma.com, Inc., Novation LLC, VHA Inc., University
              Healthsystem Consortium and Healthcare Purchasing Partners
              International, LLC

---------------
* Confidential treatment has been requested for portions of this agreement

     B.  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEOFORMA.COM, INC.

                                          By    /s/ ANDREW L. GUGGENHIME
                                            ------------------------------------
                                                    Andrew L. Guggenhime
                                                Chief Financial Officer and
                                                     Assistant Secretary
Date: May 15, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
10.1      Common Stock Purchase Agreement, dated as of January 25,
          2001, by and between Neoforma.com, Inc. and VHA Inc.
10.2      Common Stock Purchase Agreement, dated as of January 25,
          2001, by and between Neoforma.com, Inc. and University
          Healthsystem Consortium
10.3      Amendment to Amended and Restated Common Stock and Warrant
          Agreements, dated as of January 25, 2001, by and between
          Neoforma.com, Inc. and University Healthsystem Consortium
10.4*     Second Amended and Restated Outsourcing and Operating
          Agreement, dated as of January 1, 2001, by and among
          Neoforma.com, Inc., Novation LLC, VHA Inc., University
          Healthsystem Consortium and Healthcare Purchasing Partners
          International, LLC

---------------

* Confidential treatment has been requested for portions of this agreement.