Form 10-Q
period 2001-06-30
NEOFORMA COM INC
filed 2001-08-13
CIK 1096219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________.

Commission File No. 000- ________

NEOFORMA.COM, INC.
(Exact name of the Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0424252 (I.R.S. Employer Identification Number)

3061 ZANKER RD. SAN JOSE, CA (Address of principal executive offices)	95134 (Zip code)

(408) 468-4000
(The Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     At August 10, 2001, there were 182,761,038 outstanding shares of our common stock, $.001 par value per share.

NEOFORMA.COM, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEOFORMA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	June 30,
	2000	2001

		(unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$22,597	$19,475

Short-term investments	7,163	1,991

Accounts receivable, net of allowance for doubtful accounts of $384 and $588, respectively	1,353	814

Unbilled revenue	946	500

Inventory	300	104

Prepaid expenses and other current assets	3,470	2,467

Deferred debt costs, current portion	413	385

Total current assets	36,242	25,736

PROPERTY AND EQUIPMENT, net	32,529	31,753

INTANGIBLES, net of amortization	127,799	110,263

CAPITALIZED PARTNERSHIP COSTS, net of amortization	308,330	276,139

NON-MARKETABLE INVESTMENTS	8,400	9,145

OTHER ASSETS	456	1,086

DEFERRED DEBT COSTS, less current portion	182	—

Total assets	$513,938	$454,122

CURRENT LIABILITIES:

Notes payable, current portion	$8,089	$16,686

Accounts payable	22,744	11,092

Accrued payroll	3,106	2,572

Other accrued liabilities	2,303	3,653

Deferred revenue	947	993

Total current liabilities	37,189	34,996

NOTES PAYABLE, less current portion	7,958	3,575

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:

Common Stock $0.001 par value:

Authorized — 300,000 shares at June 30, 2001 Issued and outstanding: 134,935 shares at December 31, 2000 and 162,031 at June 30, 2001	135	162

Warrants	11,733	3,688

Additional paid-in capital	761,252	804,938

Notes receivable from stockholders	(7,112)	(7,039)

Deferred compensation	(32,346)	(20,451)

Unrealized loss on available-for-sale securities	(3)	(2)

Accumulated deficit	(264,868)	(365,745)

Total stockholders’ equity	468,791	415,551

Total liabilities and stockholders’ equity	$513,938	$454,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

REVENUE:

Transaction fees	$439	$4,555	$1,240	$6,959

Sales of used equipment	492	237	568	237

Services	458	51	458	65

Website sponsorship fees and other	829	—	1,180	394

Total revenue	2,218	4,843	3,446	7,655

OPERATING EXPENSES:

Cost of equipment sold	142	216	164	216

Cost of services	898	3,695	898	8,089

Operations	3,377	4,220	7,091	8,135

Product development	6,127	4,436	12,258	9,990

Selling and marketing	17,041	7,576	29,194	17,838

General and administrative	7,393	4,844	15,554	9,853

Amortization of intangibles	8,086	7,205	9,397	15,014

Amortization of partnership costs	—	19,453	—	38,431

Write off of acquired in-process research and development	15,000	—	18,000	—

Abandoned acquisition costs	2,742	—	2,742	—

Restructuring	2,100	—	2,100	—

Loss on divested businesses	—	621	—	621

Total operating expenses	62,906	52,266	97,398	108,187

Loss from operations	(60,688)	(47,423)	(93,952)	(100,532)

OTHER INCOME (EXPENSE):

Interest income	1,458	158	2,966	479

Interest expense	(330)	(315)	(551)	(618)

Other income (expense)	—	(79)	—	(211)

Net loss	$(59,560)	$(47,659)	$(91,537)	$(100,882)

NET LOSS PER SHARE:

Basic and diluted	$(1.02)	$(0.30)	$(1.84)	$(0.66)

Weighted average shares - basic and diluted	58,219	157,824	49,870	153,649

PRO FORMA NET LOSS PER SHARE:

Basic and diluted	$(1.02)		$(1.66)

Weighted average shares - basic and diluted	58,219		55,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA.COM, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(91,537)	$(100,882)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization resulting from issuance of Series E preferred stock in connection with prepaid consulting services	670	—

Common stock issued to employees	—	349

Valuation of common stock options issued in connection with consulting services	212	—

Valuation of warrants to purchase common stock in exchange for consulting services	67	—

Provision for doubtful accounts	—	773

Write off of acquired in-process research and development	18,000	—

Loss on divested businesses	—	621

Depreciation and amortization of property and equipment	3,642	5,120

Amortization of intangibles	9,397	15,015

Amortization of partnership costs	—	38,430

Amortization of deferred compensation	19,479	11,121

Amortization of deferred debt costs	210	210

Change in assets and liabilities, net of acquisitions:

Accounts receivable	(833)	110

Unbilled revenue	(458)	—

Inventory	—	196

Prepaid expenses and other assets	(673)	1,113

Accounts payable	9,614	(11,652)

Accrued liabilities and accrued payroll	2,806	944

Deferred revenue	(13)	739

Net cash used in operating activities	(29,417)	(37,793)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable investments	(862)	(2,660)

Sale of marketable investments	15,863	7,834

Cash paid for the acquisition of Pharos Technologies, Inc., net of cash acquired	(500)	—

Cash paid for the acquisition of U.S. Lifeline, Inc., net of cash acquired	(3,219)	—

Cash paid for the acquisition of EquipMD, Inc., net of cash acquired	(3,908)	—

Purchase of non-marketable investments	(3,000)	—

Cash surrendered with divested businesses, net of cash proceeds received from divestitures	—	(166)

Cash paid on note payable issued in connection with the acquisition of General Asset Recovery, Inc.	(734)	(825)

Purchases of property and equipment	(18,928)	(4,485)

Net cash provided by (used in) investing activities	(15,288)	(302)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of note receivable	(1,000)	—

Repayments of notes payable	(524)	(4,960)

Repayments of notes receivable from stockholders	10	—

Proceeds from draw under line of credit	—	10,000

Proceeds from the issuance of common stock under the employee stock purchase plan	—	559

Common stock repurchased, net of cancellation of notes receivable issued to common stockholders	—	(84)

Proceeds from the exercise of options, net of repurchases	26	6

Proceeds from the issuance of common stock, net of notes receivable and issuance costs	95,328	29,452

Net cash provided by financing activities	93,840	34,973

Net increase (decrease) in cash and cash equivalents	49,135	(3,122)

CASH AND CASH EQUIVALENTS, beginning of period	25,292	22,597

CASH AND CASH EQUIVALENTS, end of period	$74,427	$19,475

	Six Months Ended
	June 30,

	2000	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$341	$467

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Conversion of preferred stock to common stock	$88,824	$—

Issuance of note payable to related party in connection with acquisition of Pharos Technologies, Inc.	$22,000	$—

Issuance of common stock in connection with the acquisition of U.S. Lifeline, Inc.	$2,769	$—

Reduction of deferred compensation resulting from employee terminations	$—	$775

Issuance of common stock in connection with the acquisition of EquipMD, Inc.	$133,615	$—

Notes receivable from common stockholders cancelled in repurchase of common shares	$—	$74

Notes receivable issued to common stockholders	$1,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA.COM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Neoforma.com, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2000 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

     Since inception, the Company has incurred significant losses, and, as of June 30, 2001, had an accumulated deficit of $365.7 million. The Company expects that operating losses and negative cash flow will continue through fiscal 2001. The Company currently anticipates that currently available funds, consisting of cash, cash equivalents and investments, combined with those funds available through lines of credit and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Neoforma GAR, Inc. (“GAR”), Pharos Technologies, Inc. (“Pharos”), U.S. Lifeline, Inc. (“USL”) and EquipMD, Inc. (“EquipMD”) for all applicable periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to the historical consolidated financial statements to conform to the 2001 presentation.

Investments

     Investments classified as cash equivalents amounted to approximately $16.7 million and $1.8 million at December 31, 2000 and June 30, 2001, respectively. Investments with original maturities greater than ninety days but less than one year are classified as short-term investments. The investments are classified as “available-for-sale,” and the difference between the cost and fair value of these investments is immaterial and is included in other comprehensive income.

     The amortized costs, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):

NEOFORMA.COM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2001

			Unrealized
	Amortized	Aggregate	Holding
	Cost	Fair Value	Loss

Debt securities issued by states of the United States and political subdivisions of the states	$2,290	$2,290	$—

Corporate debt securities	1,496	1,494	(2)

	$3,786	$3,784	$(2)

	As of December 31, 2000

			Unrealized
	Amortized	Aggregate	Holding
	Cost	Fair Value	Loss

Debt securities issued by states of the United States and political subdivisions of the states	$8,350	$8,350	$—

Corporate debt securities	15,527	15,524	(3)

	$23,877	$23,874	$(3)

Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three and six months ended June 30, 2000 and 2001 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net loss	$(59,560)	$(47,659)	$(91,537)	$(100,882)

Unrealized gain on available-for-sale securities	22	2	16	1

Comprehensive loss	$(59,538)	$(47,657)	$(91,521)	$(100,881)

Segment Information

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three and six months ended June 30, 2000 and 2001, the Company operated in a single business segment, building and operating e-commerce marketplaces for healthcare providers and suppliers in the medical products, supplies and equipment industry.

NEOFORMA.COM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Loss Per Share and Pro Forma Basic and Diluted Net Loss Per Share

     Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities are excluded, as they are anti-dilutive as a result of the Company’s net losses. The total number of shares excluded from the diluted loss per share calculation relating to these securities was approximately 10.0 million and 44.5 million for the six months ended June 30, 2000 and 2001, respectively.

     Pro forma basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the appropriate period (excluding shares subject to repurchase) plus the weighted average number of common shares that resulted from the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the Company’s initial public offering in January 2000.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share for the three and six months ended June 30, 2000 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net loss	$(59,560)	$(47,659)	$(91,537)	$(100,882)

Basic and diluted:

Weighted average shares of common stock outstanding	67,745	161,748	59,691	157,879

Less: Weighted average shares of common stock subject to repurchase	(9,526)	(3,924)	(9,821)	(4,230)

Weighted average shares used in computing basic and diluted net loss per share	58,219	157,824	49,870	153,649

Basic and diluted net loss per common share	$(1.02)	$(0.30)	$(1.84)	$(0.66)

Pro forma:

Net loss	$(59,560)		$(91,537)

Shares used above	58,219		49,870

Pro forma adjustment to reflect weighted average effect of assumed conversion of convertible preferred stock	—		5,273

Weighted average shares used in computing pro forma basic and diluted net loss per share	58,219		55,143

Pro forma basic and diluted net loss per share	$(1.02)		$(1.66)

Recent Accounting Pronouncements

     In April 2001, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 addresses accounting and reporting for certain types of consideration provided by a vendor to resellers of the vendor’s products or services. It specifically addresses the characterization of the costs related to that consideration, and whether such costs should be reported as operating expenses or as a reduction in revenue. The accounting and reporting specified in the consensus is required to be adopted for periods beginning after December 15, 2001. The consensus also requires restatement of prior period financial information provided for comparative purposes in all filings after adoption. The Company is currently assessing the applicability of this consensus to its operations, and as such has not yet determined the effect that adoption of the consensus will have on its results of operations or financial position.

NEOFORMA.COM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this statement to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment at least annually using fair-value-based tests. This statement becomes effective January 1, 2002. The Company is currently assessing the impact of the discontinued amortization of goodwill and, while the Company is not aware of any impairment charges, an analysis will have to be done upon adoption of this statement to determine if an impairment charge is necessary. As such, the Company has not yet determined the effect SFAS No. 142 will have on its results of operations or financial position.

3. LITIGATION

     On October 30, 2000, Healthworks, Inc., sued the Company and Jeffrey H. Kleck in the Supreme Court of the State of New York, County of New York, Index No.60468200, to seek relief of its obligations under two contracts between itself and the Company. Healthworks alleged that the Company breached the first contract, the Basic Commerce Agreement and Letter of Intent (the “Basic Agreement”), and obtained the second contract, the Consulting Services and Capital Equipment Purchasing Agreement (the “Consulting Agreement”), by fraudulent means. The Company believed that Healthworks’ case was without merit, and vigorously defended this action. The Company did not believe this litigation would have a material impact on its financial statements.

     On October 30, 2000, the Company sued Continuum Health Partners, Inc. and Healthworks in the Superior Court of the State of California, County of Santa Clara, for breach of both the Basic Agreement and the Consulting Agreement, both of which were entered into by Healthworks acting as an agent for Continuum. The Company’s complaint alleged that Healthworks and Continuum refused to pay amounts due the Company under the agreements, despite the fact that the Company had performed its obligations under those agreements. The Company sought amounts owed under the contracts and compensatory damages, totaling over $1.0 million.

     In June 2001, the Company entered into a Settlement Agreement with Healthworks and Continuum resolving the claims discussed above, the terms of which the parties agreed to keep confidential.

     In July 2001, the Company was named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York (Index Nos. 01 CV 6689 and 01 CV 6712) related to the Company’s initial public offering (the “Offering”) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. The lawsuits also named certain of the underwriters (Merrill Lynch, Pierce

NEOFORMA.COM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fenner & Smith; Bear Stearns; and FleetBoston Robertson Stephens), the Company’s Chairman and CEO (Robert Zollars) and former CFO (Fred Ruegsegger) as defendants. The complaints filed in connection with the two lawsuits contain identical allegations: that the prospectus and the registration statement for the Offering failed to disclose that the underwriters solicited and received “excessive” commissions from investors and that some investors in the Offering agreed to buy more shares later at predetermined prices in a scheme to artificially inflate the price of the Company’s stock. The complaints seek unspecified damages, recissory damages to members of the class that no longer hold the Company's stock, interest, attorney and expert fees and other litigation costs.

     Plaintiffs have not yet filed motions to consolidate or for the appointment of lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. The Company currently expects that these lawsuits will be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of lead plaintiff. The Company has not yet made any responsive filings and discovery has not yet commenced. The Company believes that the lawsuits are without merit and plans to vigorously defend these actions. As such, The Company does not believe the lawsuits will have a material impact on the Company’s financial position and results of operations.

4. DIVESTED BUSINESSES

     In April 2001, the Company completed the sale of substantially all of the assets of USL, the Company’s healthcare content subsidiary and part of its Plan operations, to Medical Distribution Solutions, Inc. (“MDSI”) for consideration totaling $1.25 million. Per the terms of the Asset Purchase Agreement entered into by and between the Company and MDSI, the Company agreed to transfer to MDSI substantially all of the assets and certain liabilities of the USL operations, resulting in net assets of approximately $750,000 in book value being transferred. The assets and liabilities transferred consisted of $830,000 of tangible assets, $695,000 of goodwill and $775,000 of liabilities, which consisted primarily of payroll related accrued liabilities and deferred revenue. The purchase price was comprised of $500,000 of cash delivered to the Company upon the closing and a $750,000 non-interest bearing promissory note payable to the Company in annual installments over five years from the date of closing. In addition, the Company will receive a revenue share from MDSI on certain types of sales. The net result of the transaction to the Company was a gain on the divestiture of these assets of approximately $500,000.

     In April 2001, the Company entered into a Contribution Agreement to sell to Attainia, Inc. (“Attainia”) substantially all of the remaining assets of the Company’s Plan operations, which consisted of those assets that the Company acquired as part of the acquisition of certain assets of FDI Information Resources, LLC (“FDI”) in November 1999. The Company agreed to contribute to Attainia approximately $1.8 million of net assets, consisting of $85,000 of tangible assets, $1.8 million of intangible assets, including goodwill, assembled workforce and developed software, and $70,000 of liabilities, consisting primarily of deferred revenue. In addition, the Company agreed to provide free office space to Attainia in the Company’s corporate headquarters for up to six months, as well as to provide access to $227,000 of working capital to Attainia in the form of a short-term promissory note (the “Note”). The Note bears interest at 8% and is payable in installments over the 15 months subsequent to the closing of the transaction. In connection with the sale, Attainia issued to the Company 1,490,637 shares of its Series A Preferred Stock, which was valued at $0.50 per share, resulting in consideration of $745,000 being provided to the Company upon closing. These shares are recorded in the Non-Marketable Investments section of the accompanying balance sheet as of June 30, 2001. In addition, the Company will receive a revenue share from Attainia on certain types of sales. The net result of the transaction to the Company was a loss on the divestiture of these assets of approximately $1.1 million.

     In July 2001, the Company entered into an agreement to sell substantially all of the assets of the Company’sAuction operations to Med-XS Solutions, Inc. (“MedXS”) in exchange for consideration in the amount of $2.5 million. The consideration to be provided to the Company by MedXS consists of $250,000 cash delivered to the Company upon closing, and a $2.25 million promissory note payable to the Company over two years from the date of closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in “Factors That May Affect Operating Results” and elsewhere in this report.

OVERVIEW

     Neoforma is a leading healthcare supply chain solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance. The healthcare market has a number of characteristics that make it suited for an electronic commerce, or e-commerce, based marketplace solution, including its large size, high degree of fragmentation, significant inefficiencies, industry cost pressures and highly complex supply chain. Our solutions enable the participants in the healthcare supply chain market, principally healthcare providers, such as hospitals and integrated delivery networks, or IDNs, manufacturers, distributors, and group purchasing organizations, or GPOs, to significantly improve business processes within their organizations and among their trading partners. Using our products and services, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

     Our solutions consist of web-based products and services for our customers, or trading partners, as well as other services that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include both acute care and alternate site healthcare providers, manufacturers and distributors to these healthcare providers, and GPOs.

     Our primary business objectives are aligned with those of our trading partner customers. We seek to enable our customers to reallocate and redirect to their strategic priorities the excess costs that adversely affect their supply chain, reduce the time our trading partners’ employees spend on non-productive activities and offset a significant portion of the capital investment our trading partners currently make in redundant and isolated supply chain-related technologies. Our strategies to achieve these objectives are to increase the number of custom marketplaces we build and operate, increase the number of trading partners that utilize our marketplaces, enhance the functionality of our product and service offerings and continue to form key strategic relationships.

     Historically, we have offered four primary services — Shop, Auction, Plan and Services Delivery. Our Shop service provides private marketplaces where buyers can easily identify, locate and purchase new products and suppliers can access new customers and markets. Healthcare providers can use our Shop service to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service creates an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provided interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believed represented industry best practices, together with floor plans and information about the products in the room. Our Services Delivery service provides scalable and cost-effective implementation solutions for both healthcare providers and suppliers.

     In late fiscal 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces to optimize supply chain performance for our trading partners. As part of this effort, we developed a plan to eliminate any operations that were not aligned with this core strategy. As such, in early fiscal 2001, we announced our intent to divest our Auction operations and portions of our Plan operations. In April 2001, we implemented part of this strategy by selling U.S. Lifeline, Inc., or USL, and FDI Information Resources, LLC, or FDI, which together comprised substantially all of our Plan operations, to Medical Distribution Solutions, Inc., or MDSI, and Attainia, Inc., or Attainia, respectively. Additionally, in August 2001, we signed an agreement to sell our Auction operations to Med-XS Solutions, Inc., or Med-XS, which will complete the divestitures we had planned to execute in 2001 as part of our refocused strategy.

     To date, our principal source of revenue has been transaction fees paid by the buyers and sellers of products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the products sold through Shop or Auction. During the second quarter of 2001, we also received revenue from the following sources:

•	product revenue related to the sale of medical equipment that we purchased for resale through our live and online Auction services; and

•	service delivery fees for implementation and consulting services paid by users of our marketplaces.

     We recognize transaction fees as revenue when the seller confirms a buyer’s order. For live and online Auction services, we recognize seller transaction fees, as well as a buyer’s premium, when the product is sold. Product revenue, representing the difference between the amount we pay for the equipment and the price paid on resale, is recognized when the product is shipped or delivered, depending on the shipping terms associated with each transaction. Sponsorship and subscription fees are recognized ratably over the period of the agreement. With respect to software licenses, license fees are recognized when the software has been delivered and there are no other contingencies related to our performance. If license fees are contingent upon our performance subsequent to delivery, we defer recognition of such fees or the fair market value of the undelivered element requiring performance until we have completed performance. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services Delivery revenue for implementation and other services, including training and consulting, is recognized as services are performed for time and material arrangements and using the percentage of completion method based on labor input measures for fixed fee arrangements.

     Both our operating expenses and our revenue have increased significantly since inception. The revenue increases resulted from growth primarily in Shop and Plan, as well as the addition of the Services Delivery revenue stream in mid-2000. The increases in the operating expenses were due to a number of factors, including increases in staffing in our development and sales organizations and elsewhere in our organization, including contractors and consultants, costs of strategic partnerships entered into, costs associated with the restructuring of our organization and costs associated with being a publicly traded company, such as increased reporting and regulatory oversight requirements. Additionally, our headcount increased from 269 full-time employees as of the beginning of 2000 to as many as 326 during 2000, and decreased to 225 full-time employees as of June 30, 2001 as a result of the reduction in force we announced on May 25, 2000, the business divestitures we have completed and normal attrition.

     Under the terms of our outsourcing and operating agreement with Novation, LLC, VHA Inc., University Healthsystem Consortium, LLC, and Healthcare Purchasing Partners International, LLC, or Novation, VHA, UHC and HPPI respectively, which was approved by our stockholders on July 26, 2000, VHA received approximately 46.3 million shares of our common stock, representing approximately 36% of our then outstanding common stock, and UHC received approximately 11.3 million shares, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 30.8 million and approximately 7.5 million additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, the e-commerce marketplace only available to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing approximately $22 billion of combined purchasing volume at the end of the fourth year.

     Under our outsourcing and operating agreement, we have agreed to provide specific functionality to Marketplace@Novation. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our marketplaces, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare organizations.

     On October 18, 2000, we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase approximately 30.8 million shares of our common stock. In substitution for the warrant, we issued to VHA approximately 30.8 million shares of our restricted common stock. On January 25, 2001, we and UHC agreed to amend our common stock and warrant agreement to provide for the cancellation of the remaining unexercised portion of the performance warrant to purchase approximately 5.6 million shares of our common stock. In substitution for the warrant, we issued to UHC approximately 5.6 million shares of our restricted common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the same performance targets that were contained in their original warrants are not met.

     On January 25, 2001, we entered into an amendment to the outsourcing and operating agreement. Under the terms of the amended outsourcing and operating agreement, which was effective as of January 1, 2001, Novation agreed to guarantee a minimum fee level to us, which is directly derived from the gross transaction volume processed through Marketplace@Novation. The amended outsourcing and operating agreement also includes modifications to revenue sharing provisions under which we will share specified fees we receive for products and services sold through or related to our marketplaces. We will share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces, revenue related to our Shop and Auction services and revenue related to the distribution or licensing of software and other technology solutions. We will not share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the agreement, we will not share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The amended outsourcing and operating agreement also includes modifications to certain supplier recruitment and supplier implementation provisions of the original agreement.

     On January 25, 2001, we entered into stock purchase agreements with i2 Technologies, Inc., or i2, VHA and UHC under which they purchased a total of approximately 18.0 million shares of our common stock at a purchase price of $1.69 per share. We raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million, including an advisory fee to our investment bankers. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of our total shares of outstanding common stock, assuming exercise of all outstanding stock options and warrants to purchase our common stock.

     As a result of the planned divestitures of our Auction and USL operations, at December 31, 2000, we wrote down the assets of these operations to our estimate of the net realizable disposal value of the operations based on their activity through that date. Additionally, we recorded an accrual for the anticipated costs to sell these operations. The total impact of these planned divestitures on our statement of operations for the year ended December 31, 2000 was $14.4 million, which consisted of an approximately $13.3 million reduction in the net realizable value of the assets relating to the operations to be sold, and $1.1 million of accruals for anticipated deal costs, including any severance for the employees of those operations, accrued rent relating to potentially idle facilities, as well as financial and legal advisory fees. As of June 30, 2001, the full $1.1 million accrual remained unused on our books as the sale of USL resulted in a gain and did not require the use of any of the accrual, and as the sale of the Auction operations has not been completed.

     In April 2001, we completed the sale of substantially all of the assets of our USL operations to MDSI. Per the terms of the agreement, we agreed to transfer substantially all of the net assets of the USL operations, totaling approximately $750,000, in exchange for the purchase price of $500,000 of cash delivered upon the closing and a $750,000 non-interest bearing promissory note payable in annual installments over five years. The net result of the transaction was a gain on the divestiture of the USL operations of approximately $500,000.

     In April 2001, we also entered into an agreement to sell substantially all of the remaining assets of our Plan operations to Attainia. We agreed to contribute approximately $1.8 million of net assets in exchange for 1,490,637 shares of Attainia’s Series A Preferred Stock, which, valued at $0.50 per share, resulted in consideration of approximately $745,000 being provided to us upon closing. These shares are recorded in the Non-Marketable Investments section of the accompanying financial statements. The net result of the transaction was a loss on the divestiture of these assets of approximately $1.1 million.

     In July 2001, we entered into an agreement to sell substantially all of the assets of our Auction operations to Med-XS, in exchange for consideration totaling $2.5 million. The consideration to be provided to us by Med-XS will consist of $250,000 in cash to be delivered upon closing, and a $2.25 million promissory note payable over two years from the date of closing.

     Since inception, we have incurred significant losses and, as of June 30, 2001, had an accumulated deficit of $365.7 million. We expect operating losses and negative cash flow to continue for the remainder of the fiscal year. We anticipate our losses will increase significantly as compared to fiscal 2000 despite a projected reduction in cash operating losses, due primarily to amortization of non-cash costs associated with strategic partnerships.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the online market for the purchase and sale of new and used products and services used by healthcare providers, including medical supplies and equipment. To address these risks, we must, among other things, increase the number of custom marketplaces we build and operate, expand the number of trading partners that use our marketplaces, enter into new strategic alliances, increase the functionality of our services, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business. Further, our inability to address these risks could necessitate a reduction in our operations relating to any of our acquired businesses. Such a reduction could potentially result in an impairment of the intangible assets associated with those businesses, and any such impairment could result in our being required to write down, or even write off, the related intangible assets. Given the volume of intangible assets associated with our acquired businesses, it is possible that such a write off could be significant.

RESULTS OF OPERATIONS

     Because of our limited operating history, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as an indication of future performance.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenue

     Transaction Fees. Transaction fees consist of transaction fees paid by buyers and sellers for purchases through our marketplaces, as well as buyer and seller fees paid on consigned used equipment and supplies as part of our live and online Auction services. We had total transaction fee revenue of $4.6 million for the quarter ended June 30, 2001, an increase of 938% from $439,000 for the quarter ended June 30, 2000. The increase was due primarily to increased gross transaction volume through our e-commerce marketplaces, as revenue resulting from such transactions comprised $4.0 million of the total $4.6 million in transaction fees for the three months ended June 30, 2001. Because we have entered into an agreement to sell our Auction operations, we do not anticipate that we will recognize any material amount of future revenue from Auction transaction fees.

     Sales of Used Equipment. Sales of used equipment consists of the gross revenue generated from the sales of used and refurbished medical equipment that we own as part of our Auction service. We had total sales of used equipment of $237,000 for the quarter ended June 30, 2001, a decrease of 52% from $492,000 for the quarter ended June 30, 2000. The decrease is a direct result of our focus on selling the Auction operations in 2001, and a resulting reduction of purchased inventory being acquired and sold during the quarter ended June 30, 2001. Because we have entered into an agreement to sell our Auction operations, we do not anticipate that we will recognize any material amount of future revenue from sales of used equipment.

     Services. Services revenue is generated primarily from our e-commerce readiness services and implementation and integration services. These are services performed by our Services Delivery organization for our trading partners to allow them to maximize the benefit of their utilization of our marketplaces. We had total services revenue of $51,000 for the quarter ended June 30, 2001, a decrease of 89% from $458,000 for the quarter ended June 30, 2000. The decrease was a result of the fact that for the quarter ended June 30, 2000, services revenue resulted from an e-commerce readiness project we performed for a single customer, and for the quarter ended June 30, 2001, we did not perform a similar project. During the three months ended June 30, 2001, services revenue related solely to e-commerce readiness and implementation services performed for members of our marketplaces.

     Website Sponsorship Fees and Other. Website sponsorship fees and other revenue consists of sponsorship setup and maintenance revenue, as well as software license and support revenue, both of which relate to our Plan service. Also included in website sponsorship fees and other are subscription revenue relating to the USL operations and setup fees relating to the digitization and categorization of data for our trading partners. As a result of the sales in early April 2001 of our USL operations to MDSI and the assets sold to Attainia, there were no website sponsorship fees and other revenues for the three months ended June 30, 2001. Website sponsorship fees and other revenue was $829,000 for the three months ended June 30, 2000, and primarily consisted of subscription revenue from our USL operations, as well as sponsorship setup and maintenance and software license revenues from the other activities of our Plan operations. As a result of the sale of our USL operations in April 2001, our sale of the FDI assets in April 2001, and our discontinuation of our remaining Plan services, we do not expect to recognize any Plan revenue in future periods. Consequently, we expect website sponsorship fees and other revenue to generate nominal revenue over the next several quarters.

Operating Expenses

     Cost of Equipment Sold. Cost of equipment sold consists primarily of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold for the second quarter of 2001 was approximately $216,000 as compared to $142,000 for the second quarter of 2000. The increase was due to higher quantities of owned inventory being sold in the second quarter of 2001 as a result of our pending divestiture of our Auction operations. As a result of our focus on liquidating the inventory, we generated significantly lower margins on owned inventory in the second quarter of 2001 than in the second quarter of 2000. Because we have entered into an agreement to sell our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

     Cost of Services. Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of fees for independent contractors, technology costs, software licenses and salaries and other personnel expenses for our Services Delivery personnel. Cost of services for the second quarter of 2001 was approximately $3.7 million as compared to $898,000 for the second quarter of 2000. The increase was due to the fact that the Services Delivery group was created early in the second quarter of 2000, and thus there were minimal costs for that period as the group was still building its operations. We expect our cost of services to continue at current levels for several quarters as we continue to perform e-commerce readiness services and implement both buyers and sellers to expand the number of users connected and utilizing our marketplaces.

     Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our website and our marketplace technology infrastructure. These expenditures consist primarily of fees for independent contractors, technology costs and software licenses, and salaries and other personnel expenses for our site operations personnel. Operations expenses increased from approximately $3.4 million for the three months ended June 30, 2000 to $4.2 million for the three months ended June 30, 2001. The increase was primarily due to an increase in operations personnel related costs, an increase in payments to third party consultants and increased expenditures for additional technology costs, such as software licenses and hardware costs associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplace platforms.

     Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our marketplace services and functionality. Product development expenses decreased from $6.1 million for the quarter ended June 30, 2000 to $4.4 million for the quarter ended June 30, 2001. The decrease was primarily due to reduced costs relating to product development personnel, including contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from approximately $17.0 million for the three months ended June 30, 2000 to $7.6 million for the three months ended June 30, 2001. The decrease was primarily due to reduced sales and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we will be focusing the majority of our resources on product development and marketplace implementation and integration efforts. As such, while we intend to continue to invest in marketing activities and sell our marketplace services into the channels we have established, we do not expect selling and marketing expenses to increase in the next several quarters.

     General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from approximately $7.4 million for the quarter ended June 30, 2000 to $4.8 million for the quarter ended June 30, 2001. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in the second quarter of 2001, we had not incurred the administrative costs associated with acquisitions that were in process during the second quarter of fiscal 2000. Given the streamlining we are undertaking in focusing on our core strategy, we expect general and administrative expenses to continue to decrease during the coming periods as we complete the divestitures of operations that are not aligned with our core strategy, and the general and administrative costs associated with those operations.

     Amortization of Intangibles. Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles are currently amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased to $7.2 million for the quarter ended June 30, 2001, as compared to $8.1 million for the quarter ended June 30, 2000. The decrease was primarily a result of the fact that the during the quarter ended June 30, 2001, we incurred little or no amortization from the USL and FDI intangibles as a result of the divestitures of those operations early in the quarter. Additionally, we incurred significantly reduced amortization relating to the GAR and NCL intangibles as a result of the write-down we took on the Auction operations in the fourth quarter of 2000 in preparation for the sale of the Auction operations. We expect the amortization of intangibles to decrease in future periods as the intangibles relating to the operations divested or to be divested, specifically GAR, NCL, USL and FDI, will have been eliminated as part of the divestitures of those operations.

     Amortization of Partnership Costs. Amortization of capitalized partnership costs represents the amortization of the capitalized valuation of consideration given to our strategic partners as part of our entering into operating relationships with those partners. As of June 30, 2001, capitalized partnership costs represent consideration given to VHA and UHC as part of our entering into the outsourcing and operating agreement with those entities and with their purchasing division, Novation, as well as certain legal and accounting fees relating to the agreement. The consideration consisted of common stock and warrants. The warrants were subsequently converted to restricted common stock. The value of the common stock issued is being amortized over a five year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. For the quarter ended June 30, 2001, total amortization of partnership costs was $19.5 million. Because the outsourcing and operating agreement did not become effective until July 2000, there was no amortization of partnership costs in the quarter ended June 30, 2000.

     Write Off of Acquired In-process Research and Development. For the quarter ended June 30, 2000, we expensed $15.0 million related to the write off of acquired in-process research and development in connection with the EquipMD acquisition in April 2000.

     Abandoned Acquisition Costs. Abandoned acquisition costs consisted primarily of legal, accounting, investment banking and other costs incurred as a result of the termination of the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Eclipsys, Inc. and the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Healthvision, Inc. Abandoned acquisition costs were $2.7 million for the quarter ended June 30, 2000.

     Restructuring. Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations in the first half of fiscal 2000. As a result of our transaction with Novation and acquisition of EquipMD, in early 2000 we streamlined our operations to focus on two key global markets, Integrated Delivery Networks and Hospitals, and Physician Practices. The restructuring involved both changes in executive management and our organizational structure as well as a reduction in force of approximately 80 individuals in functions largely duplicative or unnecessary as a result of both the Novation agreement and the reorganization. Restructuring costs were $2.1 million for the quarter ended June 30, 2000.

     Loss on Divested Businesses. Loss on divested businesses consists of the net gain or loss incurred as a result of the divestiture of the USL and FDI operations during the quarter ended June 30, 2001. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $500,000 on the sale of the net assets, and the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets. The resulting net loss on divested businesses during the three months ended June 30, 2001 was $621,000.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the quarter ended June 30, 2001 was $158,000 compared to $1.5 million for the quarter ended June 30, 2000. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000 and in the first half of fiscal 2001.

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

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenue

     Transaction Fees. We had total transaction fee revenue of $7.0 million for the six months ended June 30, 2001, an increase of 461% from $1.2 million for the same period ended June 30, 2000. The increase was due primarily to increased gross transaction volume through our e-commerce marketplaces, as revenue resulting from such transactions comprised $6.3 million of the total $7.0 million in transaction fees for the six months ended June 30, 2001. Because we have entered into an agreement to sell our Auction operations, we do not anticipate that we will recognize any material amount of future revenue from Auction transaction fees.

     Sales of Used Equipment. We had total sales of used equipment of $237,000 for the six months ended June 30, 2001, a decrease of 58% from $568,000 for the six months ended June 30, 2000. The decrease was a direct result of our focus on selling the Auction operations in 2001, and a resulting reduction of any purchased inventory being acquired and sold during the six months ended June 30, 2001. Because we have entered into an agreement to sell our Auction operations, we do not anticipate that we will recognize any material amount of future revenue from sales of used equipment.

     Services. We had total services revenue of $65,000 for the first half of fiscal 2001, a decrease of 86% from $458,000 for the first half of fiscal 2000. The decrease was a result of the fact that for the six months ended June 30, 2000, services revenue resulted from an e-commerce readiness project we performed for a single customer, and for the six months ended June 30, 2001, we did not perform a similar project. During the six months ended June 30, 2001, services revenue related solely to e-commerce readiness and implementation services performed for members of our marketplaces.

     Website Sponsorship Fees and Other. We had total website sponsorship fees and other revenue of $394,000 for the six months ended June 30, 2001, a decrease of 67% from $1.2 million for the six months ended June 30, 2000. The decrease was a result of the sales in early April 2001 of our USL operations to MDSI and the remaining Plan operations to Attainia. Website sponsorship fees and other revenue for the six months ended June 30, 2000 and for the similar period ended June 30, 2001 primarily consisted of subscription revenue from our USL operations, as well as sponsorship setup and maintenance and software license revenues from the other activities of our Plan operations. As a result of the sale of our USL operations in April 2001, our sale of the FDI operations in April 2001 and our discontinuation of our remaining Plan services, we do not expect to recognize any Plan revenue in future periods. Consequently, we expect website sponsorship fees and other revenue to generate nominal revenue over the next several quarters.

Operating Expenses

     Cost of Equipment Sold. Cost of equipment sold for the second half of fiscal 2001 was approximately $216,000 as compared to $164,000 for the second half of 2000. The increase was due to higher quantities of owned inventory being sold in the second half of 2001 as a result of our pending divestiture of our Auction operations. As a result of our focus on liquidating the inventory, we generated significantly lower margins on owned inventory in the second half of 2001 than in the second half of fiscal 2000. As we have entered into an agreement to sell our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

     Cost of Services. Cost of services for the six months ended June 30, 2001 was approximately $8.1 million as compared to $898,000 for the six months ended June 30, 2000. The increase was due to the fact that the Services Delivery group was created midway through the first half of fiscal 2000, and thus there were minimal costs for that period as the group was still building its operations. We expect our cost of services to continue at current levels in future periods as we continue to perform e-commerce readiness services and implement both buyers and sellers to expand the number of users connected and utilizing our marketplaces.

     Operations. Operations expenses increased from approximately $7.1 million for the six months ended June 30, 2000 to $8.1 million for the six months ended June 30, 2001. The increase was primarily due to an increase in operations personnel related costs, an increase in payments to third party consultants and increased expenditures for additional technology costs, such as software licenses and hardware costs associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplace platforms.

     Product Development. Product development expenses decreased from $12.3 million for the first half of fiscal 2000 to $10.0 million for the same period in 2001. The decrease was primarily due to reduced costs relating to product development personnel, including contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. We expense product development costs as they are incurred.

     Selling and Marketing. Selling and marketing expenses decreased from approximately $29.2 million for the six months ended June 30, 2000 to $17.8 million for the six months ended June 30, 2001. The decrease was primarily due to reduced sales and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As such, while we intend to continue to invest in marketing activities and sell our marketplace services into the channels we have established, we do not expect selling and marketing expenses to increase in the next several quarters.

     General and Administrative. General and administrative expenses decreased from approximately $15.6 million for the first half of 2000 to $9.9 million for the same period in 2001. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were also the result of the fact that in the first half 2001, we had not incurred the administrative costs associated with acquisitions that were in process during the first half of fiscal 2000, as well as those costs resulting from preparations for our initial public offering, which occurred in January 2000. Given the streamlining we are undertaking in focusing on our core strategy, we expect general and administrative expenses to continue to decrease during the coming periods as we complete the divestitures of operations that are not aligned with our core strategy, and the general and administrative costs associated with those operations.

     Amortization of Intangibles. Amortization of intangibles increased to $15.0 million for the six months ended June 30, 2001, as compared to $9.4 million for the six months ended June 30, 2000. The increase was primarily a result of the fact that we incurred a full six months of amortization on the approximately $125 million of EquipMD intangible assets in the first half of 2001, as opposed to the first half of 2000 when we incurred only two months of such amortization as a result of the acquisition closing at the end of April 2000. We expect the amortization of intangibles to decrease in future periods as the intangibles relating to the operations divested or to be divested, specifically GAR, NCL, USL and FDI, will have been eliminated as part of the divestitures of those operations.

     Amortization of Partnership Costs. For the six months ended June 30, 2001, total amortization of partnership costs was $38.4 million. Because the outsourcing and operating agreement did not become effective until July 2000, there was no amortization of partnership costs during the six months ended June 30, 2000.

     Write Off of Acquired In-process Research and Development. For the six months ended June 30, 2000, we expensed a total of $18.0 million of in-process research and development, $15.0 million of which related to the write off of in-process research and development acquired in connection with the EquipMD acquisition in April 2000 and $3.0 million of which related to the write off of in-process research and development acquired in connection with the Pharos acquisition in January 2000.

     Loss on Divested Businesses. Loss on divested businesses consists of the net gain or loss incurred as a result of the divestiture of the USL and FDI operations during the first half of 2001. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $500,000 on the sale of the net assets, and the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets. The resulting net loss on divested businesses during the six months ended June 30, 2001 was $621,000.

     Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the six months ended June 30, 2001 was $479,000 compared to $3.0 million for the same period ended June 30, 2000. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000 and in the first half of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2000, we completed our initial public offering and issued 8,050,000 shares of our common stock at an initial public offering price of $13.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.3 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $89.0 million. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of June 30, 2001, we had outstanding bank, other borrowings and notes payable of $20.3 million, and we had approximately $21.5 million of cash and cash equivalents and short-term investments.

     In January 2001, we completed a $30.5 million private round of financing in which we sold 18,047,388 shares of our common stock at $1.69 per share to three strategic investors, i2, VHA and UHC. In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, until May 31, 2002, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds that we borrow under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of our assets. In the event that we (1) sell any of our stock as part of an equity financing, (2) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of June 30, 2001, we had outstanding borrowings of $10.0 million under the line of credit, and remaining available funds of $15.0 million.

     In May 2001, we entered into a leasing facility with CapitalWerks, LLC to provide us with a $10.2 million lease line facility to finance the purchase of capital equipment, software and other assets. Based on the terms of the facility, we have until November 30, 2001 to draw down against the lease line, at which time any amount unused under the facility is no longer available. Amounts financed under the lease line will bear interest at 9.9% and will be payable in monthly payments over 60 months. As of June 30, 2001, there were no amounts outstanding under this facility.

     In May 1999, we entered into an agreement with ECRI, a non-profit health services research agency focusing on healthcare technology. The agreement provides us with content from ECRI’s database of information about medical products and manufacturers and a license to use elements of its classification system. In addition, the agreement provides for joint marketing activities and collaboration in the development of Plan’s database of product and vendor information. This agreement requires us to make revenue sharing payments to ECRI during the three-year term of the agreement and for two years following expiration or termination of the agreement based on a percentage of revenue derived from our Plan service. During the second and third years of the term of the agreement, we are required to pay to ECRI a minimum nonrefundable fee equal to $600,000 per year, which shall be credited against any revenue sharing payments payable to ECRI. As a result of our reduced focus and ultimate discontinuation of our Plan services, we negotiated an immediate termination of our operating agreement with ECRI. Under the terms of the final settlement, we are obligated to make aggregate payments of $425,000 through February 2002, at which point our obligations under the agreement cease. As of June 30, 2001, we have paid $125,000 of the remaining obligation.

     In May 1999, Comdisco, Inc., or Comdisco, provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing in July 1999. This loan was secured by all of our assets at the time the loan was made. In connection with this loan, we issued Comdisco a warrant to purchase 228,813 shares of common stock at $1.18 per share. As of June 30, 2001, the outstanding balance on the loan was approximately $752,000.

     In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of June 30, 2001, we had outstanding approximately $1.4 million due under this facility. The computer equipment purchased with the proceeds of the loans secures this facility.

     In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years that bears interest at a rate of 7% per annum. As of June 30, 2001, the outstanding balance on the note was approximately $4.2 million. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the Auction operations. Per the revised terms of the note, $750,000 of the balance was paid in August 2001, and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest at 7% per annum, over the subsequent 30 months.

     As part of the acquisition of EquipMD, we assumed the balance on an unsecured line of credit. The maximum borrowings allowed under the line agreement are $300,000, of which none were available at June 30, 2001. The total remaining balance outstanding under the line as of June 30, 2001 was $75,000. Additionally, as part of the purchase of EquipMD, we assumed a note payable in the amount of $1.8 million which is related to EquipMD’s purchase of Central Point Services LLC. The note bears interest at a rate of 7.5% per annum and is payable in eight quarterly installments, after which the unpaid principal balance and accrued interest become due and payable through January 2002. At June 30, 2001, the remaining principal balance was $900,000.

     In connection with our operating lease on our corporate headquarters in San Jose, California, we established a letter of credit in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allow for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we have reduced the letter of credit to $1.5 million.

     In March 2000, we entered into a Hosting Alliance Agreement with Ariba, Inc., or Ariba, under which we have the right to offer Ariba’s ORMX procurement solution to users of our marketplace. We paid Ariba a substantial up-front fee for use of the ORMX procurement solution, and under the terms of the agreement, we were to pay specified fees for transactions occurring through Ariba’s network, subject to minimum monthly amounts. The agreement also provided for joint marketing activities and sales planning. We are currently in discussions with Ariba to modify the terms of the agreement.

     In July 2000, in recognition of the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our outsourcing and operating agreement and our acquisition of EquipMD, we entered into a promissory note with our investment bankers in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At June 30, 2001, the remaining balance on the note was $2.5 million.

     In July 2000, as part of the acquisition of certain assets of NCL, we issued one promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in 24 equal monthly installments, with the first payment due on August 15, 2000. As of June 30, 2001, the total balance of the four notes was $128,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition.

This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of June 30, 2001, no payments have been made against this commitment.

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

     Net cash used in operating activities was $29.4 million for the six months ended June 30, 2000 and $37.8 million for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2001 related primarily to funding net operating losses and an $11.7 million decrease in accounts payable, slightly reduced by a $1.1 million decrease in prepaid expenses.

     Net cash used in investing activities for the six months ended June 30, 2000 was $15.3 million consisting primarily of $18.9 million paid for the purchase of property and equipment, $3.9 million paid for the acquisition of EquipMD, $3.2 million paid for the acquisition of USL and $3.0 million paid for non-marketable investments, partially offset by $15.9 million received from the sale of marketable securities. For the six months ended June 30, 2001, net cash used in investing activities was $302,000, primarily resulting from $5.2 million of net proceeds from the sale of marketable investments, offset by $825,000 in cash payments on the note payable relating to the GAR acquisition and $4.5 million in cash paid for the purchase of property and equipment to continue to develop our marketplace infrastructure.

     Net cash provided by financing activities was $93.8 million for the six months ended June 30, 2000 and $35.0 million for the six months ended June 30, 2001. Net cash provided from financing activities for the six months ended June 30, 2001 resulted primarily from proceeds of common stock issuances of approximately $29.5 million, net of expenses, as well as from proceeds resulting from the $10.0 million drawn down against our $25.0 million line of credit, partially offset by $5.0 million in payments on notes payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Emerging Issues Task Force, or EITF, came to a consensus on EITF Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 addresses accounting and reporting for certain types of consideration provided by a vendor to resellers of the vendor’s products or services. It specifically addresses the characterization of the costs related to that consideration, and whether such costs should be reported as operating expenses or as a reduction of revenues. The accounting and reporting specified in the consensus is required to be adopted for periods beginning after December 15, 2001. The consensus also requires restatement of prior period financial information provided for comparative purposes in all filings after adoption. Management is currently assessing the applicability of this consensus to our operations, and as such we have not yet determined the effect that adoption of the consensus will have on our results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this statement to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management does not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using fair-value-based tests. This statement becomes effective January 1, 2002. We are currently assessing the impact of the discontinued amortization of goodwill and, while we are not aware of any impairment charges, an analysis will have to be done upon adoption of this statement to determine if an impairment charge is necessary. As such, we has not yet determined the effect SFAS No. 142 will have on our results of operations or financial position.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

     We have experienced losses from operations in each period since our inception, including a net loss of $100.9 million for the six months ended June 30, 2001. In addition, as of June 30, 2001, we had an accumulated deficit of approximately $365.7 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses through at least 2001, primarily as a result of increases in costs and expenses relating to executing on our strategy of building and operating Internet marketplaces for our trading partners. To achieve positive cash flow from operations by the first quarter of 2002, we must reduce our operating expenses and generate significantly increased revenue from our marketplaces. We have taken measures to reduce our operating expenses by reducing headcount through our restructuring in May 2000, our divestitures of USL and FDI in April 2001, and the pending sale of our Auction operations. If our revenue does not increase substantially or if we do not succeed in reducing expenses to the degree we expect, we will not achieve positive cash flow from operations by the first quarter of 2002, and we may never become profitable.

If our trading partners do not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of products and services used by healthcare providers, demand for our services may not develop and the price of our common stock may continue to decline

     We have refocused our efforts on building and operating Internet and electronic marketplaces that aggregate buyers and suppliers of products and services used by healthcare providers, including medical supplies and equipment. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell products and services. If buyers and sellers of products and services used by healthcare providers do not accept our business model, demand for our services may not develop and the price of our common stock could continue to decline. Buyers and suppliers could be reluctant to accept our relatively new and unproven approach, which involves new technologies and may not be consistent with their existing internal organization and procurement processes. Buyers and suppliers may prefer to use traditional methods of buying and selling products and services, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors. In addition, many of the individuals responsible for purchasing products and services do not have ready access to the Internet or other advanced electronic communications and may be unwilling to use the Internet or other electronic communications to purchase products and services. Even if buyers and suppliers accept the Internet or other electronic communications as a means of buying and selling products, they may not accept e-commerce marketplaces for conducting this type of business. Instead, they may choose to establish and operate their own devices to buy or sell products and services. For example, a group of large suppliers of medical products, including Abbott Laboratories, Baxter International, Inc., GE Medical Systems, Johnson & Johnson and Medtronic, Inc., have created a healthcare exchange for the purchase and sale of medical products. In addition, four large distributors of medical products, AmeriSource Health Corp., Cardinal Health Inc., Fischer Scientific International Inc. and McKesson HBOC, Inc., have formed a business-to-business exchange for the sales of drugs and medical-surgical products, devices and other laboratory products and services. Reluctance of buyers and suppliers to use our marketplaces would seriously harm our business.

Our operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock would likely continue to decline

     Our revenue and operating results are likely to fluctuate significantly from quarter to quarter, because of a number of factors. These factors include:

•	the amount and timing of payments to our strategic partners and technology partners;

•	the timing of and expenses incurred in building and operating new marketplaces;

•	the number of new trading partners that sign up to use our marketplaces and our ability to connect them to our marketplaces;

•	the timing and size of any future acquisitions;

•	changes in the fees we charge users of our services;

•	budgetary fluctuations of purchasers of medical products, supplies and equipment; and

•	changes in general economic and market conditions.

     Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely continue to decline.

     In addition, as a result of our limited operating history, the emerging nature of our market and the evolving nature of our business model, we have had difficulty accurately forecasting our revenue. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, a failure to meet our revenue projections would have an immediate and negative impact on operating results.

Because we have decided to refocus our development efforts and internal resources to building and operating Internet marketplaces and because we operate in a new and rapidly evolving market, you may have difficulty assessing our business and our future prospects

     In late 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces for our trading partners. Because we have refocused our business efforts in this manner and have a limited operating history in this business, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether we will succeed in increasing the number of marketplaces that we operate, the number of trading partners that utilize our marketplaces or the revenue we will derive from our marketplaces. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, because of our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

     We currently anticipate that our cash, cash equivalents and investments and our lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds prior to the expiration of this period if, for example, we do not generate significantly increased revenue from our marketplaces, experience operating losses that exceed our current expectations or pursue additional acquisitions. We believe that it would be difficult to obtain additional financing on favorable terms, if at all. In addition, if our common stock is delisted from the Nasdaq National Market, we could experience increased difficulty in raising additional capital. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop new marketplaces or enhance our existing marketplaces, expand our operations, respond appropriately to competitive pressures or continue our operations.

If our common stock price remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock is likely to be delisted from the Nasdaq National Market, which could restrict the trading market for our common stock

     If the market price for our common stock remains below $1.00 per share or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. During the last several months, our common stock has traded below $1.00 per share, and on August 10, 2001 the closing price was $0.72. If our common stock is delisted from the Nasdaq National Market, the liquidity of our common stock may be reduced, and transaction costs to buyers and sellers of our common stock would likely increase. This may limit the ability of our stockholders to sell shares of our common stock, and may negatively impact the price of our common stock. This reduced liquidity may also make it more difficult for us to raise capital in the future. In addition, the acceptability and marketability of our common stock to the financial community and investing public may be adversely affected.

If we cannot quickly build a critical mass of buyers and suppliers of products and services used by healthcare providers, we may not achieve a network effect and our business may not succeed

     To encourage suppliers to use our marketplaces, we need to increase the number of buyers who use our marketplaces. However, to encourage buyers to use our marketplaces, we must offer a broad range of products from a large number of suppliers. If we are unable to continue quickly building a critical mass of buyers and suppliers, we will not be able to benefit from a network effect, where the value of our marketplaces to each participant significantly increases with the addition of each new participant.

     We expect to rely in part on our relationships with Novation and Medbuy, along with future strategic partners, to bring buyers and suppliers to our marketplaces. Under our outsourcing and operating agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Under our agreement with Medbuy, Medbuy is our exclusive agent for signing up suppliers to participate in Canadian Health Marketplace, subject to limited exceptions. Accordingly, we rely in part on Novation and Medbuy to attract suppliers to our marketplaces and, if they are unable to attract a sufficient number of suppliers, the value of our marketplaces to buyers will be substantially decreased and our business will suffer. In addition, although our agreements with Novation and Medbuy, respectively, provide that Novation and Medbuy will exclusively offer Marketplace@Novation and Canadian Health Marketplace, respectively, to the healthcare organizations participating in their purchasing programs, these healthcare organizations are not obligated to use our marketplaces exclusively and may use competing marketplaces or traditional procurement methods. Accordingly, these buyers might not choose to use our marketplaces for their purchasing needs. If this were to occur, the value of our marketplaces to suppliers would be substantially decreased and our business will suffer.

     If the outsourcing and operating agreement is terminated, our business and financial results could be seriously harmed. The outsourcing and operating agreement may be terminated if we fail to cure a material breach of our obligations under the agreement or if the VHA and UHC stock agreements are terminated. In addition, we will continue to incur significant costs in providing functionality to our e-commerce marketplaces and in integrating healthcare organizations and suppliers to our e-commerce marketplaces prior to receiving related transaction fee revenue, and we may not generate sufficient revenue to offset these costs.

It is important to our success that our marketplaces be used by large healthcare organizations and we may not achieve market acceptance with these organizations

     It is important to our success that our marketplaces be used by large healthcare organizations, such as hospitals, IDNs and members of large GPOs. For these large organizations to accept our marketplaces, we must integrate our marketplaces with their information systems. For example, although 496 healthcare organizations have signed up to use Marketplace@Novation as of June 30, 2001, we had only completed implementations for 244 of these healthcare organizations to connect them to Marketplace@Novation. In addition, we will need to develop customer-specific pricing capabilities before these organizations can use our services to purchase products covered by their negotiated agreements with suppliers. Finally, we will need to significantly increase the number of suppliers using our marketplaces to address the needs of these large organizations, which typically require a wide range of products. If we are unable to extend our capabilities and expand our registered user base as described above, we may not provide an attractive alternative to these websites or systems and may not achieve market acceptance by these large organizations.

     In addition, we believe that we must establish relationships with GPOs to increase our access to these organizations. GPOs represent groups of buyers in the negotiation of purchasing contracts with sellers and, consequently, have the ability to significantly influence the purchasing decisions of their members. Our relationships with Novation and Medbuy could make it more difficult to attract other GPOs to our marketplaces. The inability to enter into and maintain favorable relationships with other GPOs and the hospitals they represent could impact the breadth of our customer base and could harm our growth and revenue. One of the largest GPOs, Premier Inc., has a long-term, exclusive agreement for e-commerce services with one of our competitors, medibuy.com, Inc. Ventro Corporation, a business-to-business e-commerce company providing supply chain solutions, has formed a joint venture, Broadlane, Inc. with Tenet Healthcare, Corp., a large owner and operator of hospitals and other healthcare facilities.

If we do not succeed in expanding the breadth of the products and services offered through our marketplaces, some buyers of products and services may choose not to utilize our marketplaces, which would limit our potential market share

     The future success of our marketplaces depends upon our ability to offer buyers a wide range of products and services. Large healthcare organizations generally require a much broader range of products and services. To increase the breadth of the products and services listed on our marketplaces, we have established relationships with a number of suppliers, including Abbott Laboratories, Allegiance Corporation, Alliant Foodservice Inc., Becton, Dickinson and Company, Kimberly-Clark Corporation, Eastman Kodak Company, McKesson HBOC and Owens & Minor, Inc., and we must continue to establish relationships with additional suppliers and expand the number and variety of products listed by existing suppliers. If we are unable to maintain and expand the breadth of products and services listed on our marketplaces, the attractiveness of our marketplaces to buyers will be diminished, which would limit our potential market share.

     A number of factors could significantly reduce, or prevent us from increasing, the number of suppliers and products offered on our marketplaces, including:

•	reluctance of suppliers to offer products in marketplaces that potentially includes their competitors;

•	the fees charged to suppliers;

•	the ability to easily compare suppliers’ products to those of other suppliers;

•	exclusive or preferential arrangements signed by suppliers with our competitors;

•	potential inability of Novation and Medbuy to attract suppliers to our marketplaces;

•	perceptions by suppliers that we give other suppliers preferred treatment on our marketplaces; and

•	consolidation among suppliers, which we believe is currently occurring.

The success of our business depends on the participants in the healthcare market for products and services accepting the Internet for distribution and procurement

     Business-to-business e-commerce is currently not a significant sector of the healthcare market for products and services. E-commerce may not be adopted by buyers and suppliers in the healthcare market for products and services for many reasons, including:

•	reluctance by the healthcare industry to adopt the technology necessary to engage in the electronic purchase and sale of products and services;

•	failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability;

•	their comfort with existing purchasing habits, such as ordering through paper-based catalogs and representatives of manufacturers and distributors;

•	their concern with security and confidentiality; and

•	their investment in existing purchasing and distribution methods and the costs required to switch methods.

     Should healthcare providers and suppliers of products and services to healthcare organizations choose not to use e-commerce generally as a means of buying and selling products and services, our business model would not be viable.

If we fail to develop the capability to integrate our marketplaces with enterprise software systems of buyers and suppliers of products and services used by healthcare organizations and to enable our marketplaces to support customer-specific pricing, these entities may choose not to utilize our marketplaces, which would harm our business

     If we do not maintain and expand the functionality and reliability of our marketplaces, buyers and suppliers of products may not use our marketplaces. We must develop the capability to integrate our marketplaces with enterprise software systems used by many suppliers of products and by many large healthcare organizations and enable our marketplaces to support customer-specific pricing. We may incur significant expenses to develop these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate our marketplaces with suppliers’ and buyers’ enterprise software systems will require the cooperation of and collaboration with the companies that develop and market these systems. Suppliers and buyers use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of suppliers and buyers. Failure to provide these capabilities would limit the efficiencies that our marketplaces provide and may deter many buyers and suppliers from using our marketplaces, particularly large healthcare organizations.

     To realize the benefits of our agreements with Novation and Medbuy, we will be required to integrate the systems of the healthcare organizations purchasing through Novation’s and Medbuy’s programs. If the costs required to integrate these systems are substantially higher than anticipated, we may not realize the full benefit of these agreements.

     If we are delayed or unable to integrate the systems of these organizations, our revenue would be adversely affected. In addition, under the Novation and Medbuy agreements, we must meet detailed functionality and service level requirements. Under our outsourcing and operating agreement, if we are unable to achieve these required levels of functionality within the required time period, we may be required to pay significant liquidated damages or the agreement could be terminated, which would seriously harm our business and financial results. To the extent we are unable to or delayed in providing this functionality, we may be unable to attract buyers and sellers to our marketplaces, and our revenue may be adversely affected. We will be required to incur significant costs in providing functionality to our marketplaces and in integrating buyers and suppliers to our marketplaces prior to receiving any transaction fee revenue, and we may never generate sufficient revenue to offset these costs.

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

We may continue to make new acquisitions, or form new ventures, which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

     We have in the past acquired technologies and other companies to expand our business and the services we offer, and we may make similar acquisitions in the future. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our marketplaces if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions or new ventures could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. For example, in connection with our outsourcing and operating agreement, we recorded approximately $339 million of capitalized partnership costs relating to stock and warrants issued to VHA and UHC.

If we do not timely add product information to our marketplaces or if that information is not accurate, our reputation may be harmed and we may lose users of our marketplaces

     We have undertaken to enter product information into our database and categorize the information for search purposes. If we do not do so in a timely manner, we will encounter difficulties in expanding our marketplaces. Timely entering of this information in our database depends upon a number of factors, including the format of the data provided to us by suppliers and our ability to accurately enter the data in our product database, any of which could delay the actual entering of the data. We may use an independent company to assist us in digitizing and inputting the data provided to us by suppliers, and we may rely on this company to accurately input the data. If this company fails to input data accurately, our reputation could be damaged, and we could lose users of our marketplaces.

     Additionally, we have undertaken to cross-reference our product information with appropriate vendor and contract identifiers to ensure that we can properly track the transactions we process. Failure to adequately develop this cross-reference over time could impede our ability to grow our transaction volume and collect fees from suppliers.

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

•	e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy, Broadlane, MedAssets, MedChannel and Medpool;

•	healthcare exchanges that have been formed by suppliers, namely Global Healthcare Exchange, LLC, which was founded by five healthcare manufacturers, Abbott Laboratories, Baxter International, GE Medical Systems, Johnson & Johnson and Medtronic, and HealthNexis LLC, which was formed by four healthcare distributors, AmeriSource, Cardinal Health, Fisher Scientific and McKesson HBOC LLC;

•	suppliers that have created their own websites that offer e-commerce functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer solutions in the healthcare market, such as SAP AG, Oracle Corporation, PeopleSoft Inc., Lawson Software and McKesson HBOC;

•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One, Inc.; and

•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

     We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;

•	number of buyers using their services and the volume of their purchases;

•	level of bias, or perceived bias, towards particular suppliers;

•	existing relationships;

•	compatibility with suppliers’ existing distribution methods;

•	the amount of the fees charged to suppliers;

•	functionality, ease of use and convenience;

•	ability to integrate their services with suppliers’ existing systems and software; and

•	quality and reliability of their services.

     In addition, we believe that companies in our market compete to provide services to buyers based on:

•	brand recognition;

•	breadth, depth and quality of product offerings;

•	ease of use and convenience;

•	number of suppliers available through their marketplace;

•	ability to integrate their services with buyers’ existing systems and software;

•	quality and reliability of their services; and

•	customer service.

     Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive arrangements with buyers that impede our sales; and

•	devote substantially more resources to website and systems development.

     Our current and potential competitors’ services may achieve greater market acceptance than ours. Our existing and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to buyers and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our buyer and supplier base or retain our current buyers and suppliers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, gross margins and market share.

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

If we are not able to increase recognition of the Neoforma brand name, our ability to attract users to our marketplaces will be limited

     We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to continue to invest in advertising and publicity efforts in the future. However, we may not achieve our desired goal of increasing the awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of users of our marketplaces or an increase in the number of our trading partners.

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

If suppliers do not provide us with timely, accurate, complete and current information about their products and comply with government regulations, we may be exposed to liability or there may be a decrease in the adoption and use of our marketplaces

     If suppliers do not provide us in a timely manner with accurate, complete and current information about the products they offer and promptly update this information when it changes, our database will be less useful to buyers. We cannot guarantee that the product information available from our marketplaces will always be accurate, complete and current, or that it will comply with governmental regulations. This could expose us to liability if this incorrect information harms users of our services or results in decreased adoption and use of our marketplaces. We also rely on suppliers using our marketplaces to comply with all applicable governmental regulations, including packaging, labeling, hazardous materials, health and environmental regulations and licensing and record keeping requirements. Any failure of our suppliers to comply with applicable regulations could expose us to civil or criminal liability or could damage our reputation.

Because some of the participants in our marketplaces are stockholders or are affiliated with our stockholders or have strategic relationships with us, we may find it difficult to attract competing companies, which could limit the breadth of products offered on and users of our marketplaces

     Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, GE Medical Systems has agreed to conduct certain activities with us, and an affiliate of GE Medical Systems owns shares of our common stock. In addition, VHA and UHC, the owners of Novation, own approximately 58.1 million and 16.5 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 30.8 million shares and 5.6 million shares, respectively, of common stock which was subject to restrictions upon issuance, and of which some portion is still subject to those restrictions. These relationships may deter other suppliers, GPOs or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

We may be subject to litigation for defects in products supplied by sellers using our marketplaces, and this type of litigation may be costly and time-consuming to defend

     Because we facilitate the sale of products by sellers using our marketplaces, we may become subject to legal proceedings regarding defects in these products, even though we generally do not take title to these products. Any claims, with or without merit, could:

•	be time-consuming to defend;

•	result in costly litigation; and

•	divert management’s attention and resources.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plan

     We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998 and 269 as of December 31, 1999. In May 2000, we reduced the number of our employees from approximately 330 to approximately 250. As of June 30, 2001, we had 225 employees. With the pending divestiture of our Auction operations, we will reduce our headcount by approximately another 25 employees. These changes, and the growth in the number of our trading partners and transaction volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth would likely cause similar, and perhaps increased, strain on our systems and controls.

We have been named in securities class action lawsuits relating to investment banking practices in connection to our initial public offering

     In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our initial public offering, or IPO, by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. The lawsuits also name certain of the underwriters, Merrill Lynch, Pierce Fenner & Smith, Bear Stearns, and FleetBoston Robertson Stephens, as well as our Chairman and CEO and our former CFO as defendants. The two lawsuits contain the identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate our common stock. Although we believe that the claims made against us and our current and former employees in these suits are without merit, they could be time consuming and costly to defend, divert management attention and resources and require us to pay significant damages.

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events, and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

     The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our services. Currently, our infrastructure and systems are located at one site at Exodus Communications, Inc. in Sunnyvale, California, which is an area susceptible to earthquakes and which is currently experiencing an energy shortage. We depend on our single-site infrastructure, and any disruption to this infrastructure resulting from a natural disaster, power outages or other event could result in an interruption in our service, reduce the number of transactions we are able to process and, if sustained or repeated, could impair our reputation and the attractiveness of our services, prevent us from providing our services entirely and could lead to greatly increased operating expenses.

     Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that could occur. Any failure on our part to expand our system or Internet infrastructure to keep up with the demands of our users, or any system failure that causes an interruption in service or a decrease in responsiveness of our
e-commerce services, could result in fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our marketplaces or prevent us from providing our services entirely.

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

We may be subject to intellectual property claims and if we were to subsequently lose our intellectual property rights, we could be unable to operate our current business

     We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid.

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

If we lose access to third-party software incorporated in our marketplaces, we may not be able to operate our marketplaces

     We currently rely on software that we have licensed from a number of suppliers. For example, we use software that we license from iPlanet, Inc., a subsidiary of Sun Microsystems, Inc., to provide part of our website infrastructure, we use information retrieval software that we license from SearchCafe Development Corporation to provide part of our search capabilities, we use software that we license from Oracle to further automate the order management and transaction routing process within our marketplaces, we will use software that we license from i2 to further enable us to offer our trading partners the ability to automate and streamline the procurement process and we use software that we license from CrossWorlds Software, Inc. and TIBCO Software Inc. to integrate our marketplace applications and services with buyers’ and suppliers’ systems. We license TradeMatrix software from i2 to offer procurement, order management and supply chain management functions. We also license Gentran software from Sterling Commerce for the processing of order transactions from our customers. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third party technologies to enhance our services, to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to operate our marketplaces until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our services or to adapt licensed technology to support our specific needs, which could similarly harm development and market acceptance of our services.

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

Federal and state legislation and regulation affecting the healthcare industry could severely restrict our ability to operate our business

     We are subject to federal and state legislation and regulation affecting the healthcare industry. Existing and new laws and regulations applicable to the healthcare industry could have a material adverse effect on our ability to operate our business. Legislation governing the distribution of health information has been proposed at both the federal and state level. Some of the transactions at our marketplaces may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject laws governing the distribution of health information. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering health information electronically. Other legislation currently being considered at the federal level could also negatively affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services. Because we represent that our marketplaces meet these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations. A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including but not limited to our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our products.

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

•	variations in our quarterly operating results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant strategic relationships or trading partners;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	market conditions in our industry and the economy as a whole.

     In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

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

     The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	FISCAL YEARS

	2001	2002	2003	2004	2005

Cash equivalents and short-term investments:

Fixed rate short-term investments	$3,786	—	—	—	—

Average interest rate	4.05%	—	—	—	—

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 30, 2000, Healthworks, Inc., or Healthworks, sued us and Jeffrey H. Kleck in the Supreme Court of the State of New York, County of New York, to seek relief of its obligations under two contracts with us. Healthworks alleged that we had breached the first contract, the Basic Commerce Agreement and Letter of Intent, or the Basic Agreement, and obtained the second contract, the Consulting Services and Capital Equipment Purchasing Agreement, or the Consulting Agreement, by fraudulent means. We believed that Healthworks’ case was without merit, and vigorously defended this action. We did not believe this litigation would have a material impact on our financial statements.

     On October 30, 2000, we sued Continuum Health Partners, Inc., or Continuum, and Healthworks, in the Superior Court of the State of California, County of Santa Clara, for breach of both the Basic Agreement and the Consulting Agreement, both of which were entered into by Healthworks acting as an agent for Continuum. Our complaint alleged that Healthworks and Continuum refused to pay amounts due to us under the agreements, despite the fact that we had performed our obligations under those agreements. We sought amounts owed under the contracts and compensatory damages, totaling over $1.0 million.

     In June 2001, we entered into a settlement agreement with Healthworks and Continuum resolving the claims discussed above, the terms of which the parties agreed to keep confidential.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.     EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

10.1*	Asset Purchase Agreement Between Medical Distribution Solutions, Inc, Neoforma.com, Inc. and Neoforma Lifeline, Inc. Dated March 31, 2001

*	Confidential treatment has been requested for portions of this agreement.

     B.     REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOFORMA.COM, INC.

	By	/s/ ANDREW L. GUGGENHIME

Date: August 13, 2001		Andrew L. Guggenhime Chief Financial Officer and Assistant Secretary

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBITS

10.1*	Asset Purchase Agreement Between Medical Distribution Solutions, Inc, Neoforma.com, Inc. and Neoforma Lifeline, Inc. Dated March 31, 2001

*	Confidential treatment has been requested for portions of this agreement.