Form 10-Q
period 2001-09-30
NEOFORMA INC/CA/
filed 2001-11-14
CIK 1096219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (MARK ONE)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission File No. 000-28715

NEOFORMA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0424252

(State or other jurisdiction of	(I.R.S. Employer Identification Number)

incorporation or organization)

3061 ZANKER RD

SAN JOSE, CA	95134

(Address of principal executive offices)	(Zip code)

(408) 468-4000
(Registrant’s telephone number, including area code)

Neoforma.com, Inc.
(Registrant’s former name)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

         At November 14, 2001, there were 18,292,339 outstanding shares of our common stock, $.001 par value per share.

NEOFORMA, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	September 30,
	2000	2001

		(unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$22,597	$17,744

Short-term investments	7,163	—

Accounts receivable, net of allowance for doubtful accounts of $384 and $306, respectively	1,353	900

Unbilled revenue	946	—

Inventory	300	—

Prepaid expenses and other current assets	3,470	2,859

Deferred debt costs, current portion	413	280

Total current assets	36,242	21,783

PROPERTY AND EQUIPMENT, net	32,529	31,061

INTANGIBLES, net of amortization	127,799	101,600

CAPITALIZED PARTNERSHIP COSTS, net of amortization	308,330	257,424

NON-MARKETABLE INVESTMENTS	8,400	6,145

OTHER ASSETS	456	2,704

DEFERRED DEBT COSTS, less current portion	182	—

Total assets	$513,938	$420,717

CURRENT LIABILITIES:

Notes payable, current portion	$8,089	$19,818

Accounts payable	22,744	10,066

Accrued payroll	3,106	3,899

Other accrued liabilities	2,303	4,669

Deferred revenue	947	2,332

Total current liabilities	37,189	40,784

NOTES PAYABLE, less current portion	7,958	2,101

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:

Common Stock $0.001 par value:

Authorized: 300,000 shares at September 30, 2001 Issued and outstanding: 13,494 shares at December 31, 2000 and 16,295 at September 30, 2001	13	16

Warrants	11,733	3,688

Additional paid-in capital	761,374	804,551

Notes receivable from stockholders	(7,112)	(7,038)

Deferred compensation	(32,346)	(15,674)

Unrealized loss on available-for-sale securities	(3)	—

Accumulated deficit	(264,868)	(407,711)

Total stockholders’ equity	468,791	377,832

Total liabilities and stockholders’ equity	$513,938	$420,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

REVENUE:

Transaction fees	$633	$7,740	$1,879	$14,699

Sales of used equipment	2,738	13	3,306	250

Services	485	86	943	151

Website sponsorship fees and other	870	196	2,044	590

Total revenue	4,726	8,035	8,172	15,690

OPERATING EXPENSES:

Cost of equipment sold	2,398	—	2,562	216

Cost of services	2,759	3,767	3,657	11,856

Operations	3,169	3,820	10,260	11,955

Product development	6,403	4,124	18,661	14,114

Selling and marketing	12,750	6,062	41,944	23,900

General and administrative	5,276	4,047	20,830	13,900

Amortization of intangibles	8,149	7,168	17,546	22,182

Amortization of partnership costs	11,958	19,267	11,958	57,698

Write off of acquired in-process research and development	—	—	18,000	—

Abandoned acquisition costs	—	—	2,742	—

Restructuring	—	—	2,100	—

Gain on divested businesses	—	(879)	—	(258)

Write down of non-marketable investments	—	3,000	—	3,000

Total operating expenses	52,862	50,376	150,260	158,563

Loss from operations	(48,136)	(42,341)	(142,088)	(142,873)

OTHER INCOME (EXPENSE):

Interest income	938	60	3,904	539

Interest expense	(345)	(337)	(896)	(955)

Other income	21	652	21	441

Net loss	$(47,522)	$(41,966)	$(139,059)	$(142,848)

NET LOSS PER SHARE:

Basic and diluted	$(4.57)	$(2.64)	$(20.48)	$(9.19)

Weighted average shares- basic and diluted	10,392	15,907	6,789	15,546

PRO FORMA NET LOSS PER SHARE:

Basic and diluted			$(19.48)

Weighted average shares- basic and diluted			7,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(139,059)	$(142,848)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization resulting from issuance of Series E preferred stock in connection with prepaid consulting services	670	—

Common stock issued to employees	—	349

Valuation of common stock options issued in connection with consulting services	212	—

Valuation of warrants to purchase common stock in exchange for consulting services	67	—

Provision for doubtful accounts	—	773

Write off of acquired in-process research and development	18,000	—

Write off of non-marketable investment	—	3,000

Gain on divested businesses	—	(258)

Depreciation and amortization of property and equipment	5,936	7,772

Amortization of intangibles	17,546	22,182

Amortization of partnership costs	11,958	57,698

Amortization of deferred compensation	27,368	14,658

Amortization of deferred debt costs	315	315

Change in assets and liabilities, net of acquisitions:

Accounts receivable, net	(1,375)	24

Unbilled revenue	(943)	500

Inventory	(1,095)	196

Prepaid expenses and other assets	166	1,427

Accounts payable	5,179	(12,666)

Accrued liabilities and accrued payroll	1,127	3,465

Deferred revenue	71	2,078

Net cash used in operating activities	(53,857)	(41,335)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable investments	(1,658)	(2,660)

Sale of marketable investments	18,873	9,823

Cash paid for the acquisition of Pharos Technologies, Inc., net of cash acquired	(669)	—

Cash paid for the acquisition of U.S. Lifeline, Inc., net of cash acquired	(3,772)	—

Cash paid for the acquisition of EquipMD, Inc., net of cash acquired	(3,908)	—

Purchase of non-marketable investments	(5,500)	—

Cash paid for costs related to establishing partnerships	(9,000)	—

Cash surrendered with divested businesses, net of cash proceeds received from divestitures	—	(164)

Cash paid on note payable issued in connection with the acquisition of General Asset Recovery, Inc.	(1,238)	(1,910)

Proceeds from repayment of notes receivable relating to divestitures	—	150

Purchases of property and equipment	(18,955)	(6,631)

Net cash used in investing activities	(25,827)	(1,392)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of notes payable	6,000	—

Repayments of notes payable	(1,505)	(6,217)

Repayments of notes receivable from stockholders	75	—

Proceeds from draw under line of credit	—	14,000

Proceeds from the issuance of common stock under the employee stock purchase plan	641	734

Common stock repurchased, net of cancellation of notes receivable issued to common stockholders	(294)	(107)

Proceeds from the exercise of options, net of repurchases	98	12

Proceeds from the issuance of common stock, net of notes receivable and issuance costs	95,328	29,452

Net cash provided by financing activities	100,343	37,874

Net increase/(decrease) in cash and cash equivalents	20,659	(4,853)

CASH AND CASH EQUIVALENTS, beginning of period	25,292	22,597

CASH AND CASH EQUIVALENTS, end of period	$45,951	$17,744

	Nine Months Ended
	September 30,

	2000	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$601	$767

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Conversion of preferred stock to common stock	$88,824	$—

Issuance of warrants to purchase common stock	$24,170	$—

Issuance of note payable to related party in connection with acquisition of Pharos Technologies, Inc.	$22,000	$—

Issuance of common stock in connection with the acquisition of U.S. Lifeline, Inc.	$2,769	$—

Reduction of deferred compensation resulting from employee terminations	$—	$2,014

Issuance of common stock in connection with the acquisition of EquipMD, Inc.	$133,615	$—

Notes receivable from common stockholders cancelled in repurchase of common shares	$(2,242)	$74

Notes receivable issued to common stockholders	$1,750	$—

Cancellation of note payable as part of divestiture	$—	$500

Issuance of common stock in connection with partnership agreements	$291,330	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Neoforma, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2000 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

         On August 13, 2001, as part of the Company’s annual meeting of stockholders, the stockholders voted to approve a proposal to change the name of the Company from Neoforma.com, Inc. to Neoforma, Inc. Additionally, the stockholders also voted to approve a proposal, which gave the Company’s board of directors the authority to implement a reverse stock split of the Company’s common stock. The board of directors was granted the authority to implement the reverse stock split at any one of three approved exchange ratios (1-for-6, 1-for-8, or 1-for-10), if it believed that it was in the best interests of the Company to do so. On August 27, 2001, the Company implemented a 1-for-10 reverse split of its common stock as approved by the board of directors. All share and per share numbers, both current and historical, contained in these financial statements and the accompanying footnotes, have been restated to reflect the impact of the reverse stock split.

         Since inception, the Company has incurred significant losses, and, as of September 30, 2001, had an accumulated deficit of $407.7 million. Operating losses and negative cash flow are expected to continue through fiscal 2001. The Company currently anticipates that currently available funds, consisting of cash, cash equivalents and investments, combined with those funds available through lines of credit and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, General Asset Recovery, Inc. (“GAR”), Pharos Technologies, Inc. (“Pharos”), U.S. Lifeline, Inc. (“USL”) and EquipMD, Inc. (“EquipMD”) for all applicable periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

         Certain reclassifications have been made to the historical consolidated financial statements to conform to the 2001 presentation.

NEOFORMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments

         Investments classified as cash equivalents amounted to approximately $16.7 million and $2.3 million at December 31, 2000 and September 30, 2001, respectively. Investments with original maturities greater than ninety days and less than one year are classified as short-term investments. The investments are classified as “available-for-sale,” and the difference between the cost and fair value of these investments is immaterial and is included in other comprehensive income.

         The amortized costs, aggregate fair values and gross unrealized holding losses by major security type were as follows (in thousands):

	As of September 30, 2001

			Unrealized
	Amortized	Aggregate	Holding
	Cost	Fair Value	Loss

Debt securities issued by states of the United States and political subdivisions of the states	$2,297	$2,297	$—

	$2,297	$2,297	$—

	As of December 31, 2000

			Unrealized
	Amortized	Aggregate	Holding
	Cost	Fair Value	Loss

Debt securities issued by states of the United States and political subdivisions of the states	$8,350	$8,350	$—

Corporate debt securities	15,527	15,524	(3)

	$23,877	$23,874	$(3)

Comprehensive Income

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three and nine months ended September 30, 2000 and 2001 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net loss	$(47,522)	$(41,966)	$(139,059)	$(142,848)

Unrealized gain/(loss) on available-for-sale securities	(11)	2	29	3

Comprehensive loss	$(47,533)	$(41,964)	$(139,030)	$(142,845)

NEOFORMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three and nine months ended September 30, 2000 and 2001, the Company operated in a single business segment, building and operating e-commerce marketplaces for healthcare providers and suppliers in the medical products, supplies and equipment industry.

Basic and Diluted Net Loss Per Share and Pro Forma Basic and Diluted Net Loss Per Share

         Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive as a result of the Company’s net losses. The total number of shares excluded from the diluted loss per share calculation relating to these securities was approximately 2.2 million and 4.6 million for the nine months ended September 30, 2000 and 2001, respectively.

         Pro forma basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the appropriate period (excluding shares subject to repurchase) plus the weighted average number of common shares that resulted from the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the Company’s initial public offering in January 2000.

         The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share for the three and nine months ended September 30, 2000 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net loss	$(47,522)	$(41,966)	$(139,059)	$(142,848)

Basic and diluted:

Weighted average shares of common stock outstanding	11,049	16,250	7,442	15,942

Less: Weighted average shares of common stock subject to repurchase	(657)	(343)	(653)	(396)

Weighted average shares used in computing basic and diluted net loss per share	10,392	15,907	6,789	15,546

Basic and diluted net loss per common share	$(4.57)	$(2.64)	$(20.48)	$(9.19)

Pro forma:

Net loss			$(139,059)

Shares used above			6,789

Pro forma adjustment to reflect weighted average effect of assumed conversion of convertible preferred stock			351

Weighted average shares used in computing pro forma basic and diluted net loss per share			7,140

Pro forma basic and diluted net loss per share			$(19.48)

Recent Accounting Pronouncements

         In April 2001, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 addresses accounting and

NEOFORMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

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

         In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS 144 also supercedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provisions of SFAS 144 effective January 1, 2002, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material effect on the Company’s results of operations and financial position.

3. LITIGATION

         In July 2001, the Company was named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York (Index Nos. 01 CV 6689 and 01 CV 6712) related to the Company’s initial public offering (the “Offering”) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. Approximately 180 other issues and their underwriters have also had similar lawsuits filed against them. Since that time, additional lawsuits have been filed against us asserting federal securities claims arising from the Offering. The lawsuits also named certain of the underwriters (Merrill Lynch, Pierce, Fenner & Smith; Bear Stearns; and FleetBoston Robertson Stephens), the Company’s Chairman and CEO (Robert Zollars) and former CFO (Fred Ruegsegger) as defendants. The complaints filed in connection with the lawsuits contain substantially identical allegations: that the prospectus and

NEOFORMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the registration statement for the Offering failed to disclose that the underwriters solicited and received “excessive” commissions from investors and that some investors in the Offering agreed to buy more shares later at predetermined prices in a scheme to artificially inflate the price of the Company’s stock. The complaints seek unspecified damages, rescissory damages to members of the class that no longer hold the Company’s stock, interest, attorney and expert fees and other litigation costs.

         The Company has not yet made any responsive filings and discovery has not yet commenced. The Company believes that the claims made in the lawsuit against the Company and its current and former executive officers are without merit and plans to vigorously defend these actions. As such, the Company does not believe the lawsuits will have a material impact on the Company’s financial position and results of operations.

4. DIVESTED BUSINESSES

         In July 2001, the Company entered into a purchase agreement to sell substantially all of the assets of the Company’s Auction operations to Med-XS Solutions, Inc. (“MedXS”), in exchange for consideration in the amount of $2.5 million. The Company agreed to contribute approximately $1.8 million of net assets, consisting of $300,000 of tangible assets including inventory and fixed assets, $1.5 million of intangible assets, and eliminated $180,000 of liabilities. Under the amended purchase agreement, the consideration provided to the Company by MedXS consisted of $150,000 cash delivered to the Company at closing and a $2.35 million promissory note payable to the Company over two years from the date of closing, which was September 5, 2001. In addition, the Company will receive a revenue share and profit share from MedXS on the sold operations which will be recognized when earned. The net result of the transaction to the Company was a gain on the divestiture of these assets of approximately $879,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this document, other than statements of historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as “will,” “may,” “might,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “project,” “estimate,” “potential,” “continue” and similar expressions. Such forward-looking statements involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. These risks and factors include those discussed below under the headings “Liquidity and Capital Resources” and “Factors That May Affect Future Operating Results.” You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Neoforma. You are urged to carefully review and consider the various disclosures in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise you of certain risks and factors that may affect our business. You are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with our consolidated financial statements and notes to these consolidated financial statements.

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

         Historically, we have offered four primary services — Shop, Auction, Plan and Services Delivery. Our Shop service provided private marketplaces where buyers could easily identify, locate and purchase new products and suppliers could access new customers and markets. Healthcare providers could use our Shop service to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service created an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provided interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believed represented industry best practices, together with floor plans and information about the products in the room. Our Services Delivery service provides scalable and cost-effective implementation solutions for both healthcare providers and suppliers.

         In late fiscal 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces to optimize supply chain performance for our trading partners. As part of this effort, we developed a plan to eliminate any operations that were not aligned with this core strategy. As such, in early fiscal 2001, we announced our intent to divest our Auction operations and portions of our Plan operations. In April 2001, we implemented part of this strategy by selling U.S. Lifeline, Inc., or USL, and FDI Information Resources, LLC, or FDI, which together comprised substantially all of our Plan operations, to Medical Distribution Solutions, Inc., or MDSI, and Attainia, Inc., or Attainia, respectively. In September 2001, we completed the sale of our Auction operations to Med-XS Solutions, Inc., or Med-XS, which completed the divestitures we had planned to execute in 2001 as part of our refocused strategy.

         During the third quarter of 2001, in order to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the more scalable, higher return acute care business, we obtained board approval to begin exploring strategic alternatives for our Atlanta-based alternate site healthcare business unit, NeoMD™, which consists primarily of the assets of our wholly-owned subsidiary, EquipMD, Inc., or EquipMD. Concurrently, we are continuing to streamline our organizational structure to increase operational efficiency in part by reallocating or eliminating internal Neoforma assets focused on the alternate site healthcare business. The costs relating to divesting the NeoMD operations, and those to implement these and other organizational changes are expected to be characterized as a restructuring charge relating to the divestiture of businesses in our fourth quarter 2001 financial statements.

         To date, our principal source of revenue has been transaction fees paid by the buyers and sellers of products that use our Shop and Auction services. These transaction fees represent a negotiated percentage of the sale price of the products sold through Shop or Auction. During the third quarter of 2001, we also received revenue from the following sources:

•	service delivery fees for implementation and consulting services paid by users of our marketplaces; and

•	license and consulting revenue from the sale of licenses to proprietary software developed for internal use in our marketplaces to outside parties.

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

         We have also identified new potential revenue opportunities within the scope of our core strategy of developing and operating Internet marketplaces. We have identified opportunities to develop and sell additional products and services, or premium services, into our existing customer base that can not only provide significant value to trading partners on our marketplaces, but which could represent significant future revenue opportunities for us going forward. In connection with this strategy, we have refocused our efforts on identifying opportunities to license the proprietary technology that we have developed and are developing as part of our marketplace development efforts. While licensing these internally developed software and technology solutions has consistently been part of our core strategy, only recently have our marketplaces achieved volume levels sufficient to validate our technology and enable us to pursue technology licensing opportunities. While our sale of certain software and technology underlying our connectivity solution to Global Healthcare Exchange, LLC, or GHX, in August 2001 was the first such sale of our proprietary, internally developed software, we intend to continue to aggressively market our technology solutions to other marketplace providers and participants in the healthcare arena, as well as in other vertical markets.

         Both our operating expenses and our revenue have increased significantly since inception. The revenue increases resulted from growth primarily in our Shop and Plan operations, the addition of the Services Delivery revenue stream in mid-2000 and the sale of certain software and technology underlying our connectivity solution to GHX in 2001. The increases in the operating expenses were due to a number of factors, including increases in staffing in our development and sales organizations and elsewhere in our organization, including contractors and consultants, costs of strategic partnerships entered into, costs associated with the restructuring of our organization and costs associated with being a publicly traded company, such as increased reporting and regulatory oversight requirements. Additionally, our headcount increased from 269 full-time employees as of the beginning of 2000 to as many as 326 during 2000, and decreased to 193 full-time employees as of September 30, 2001 as a result of the reduction in force we announced on May 25, 2000, the business divestitures we have completed and normal attrition.

         Under the terms of our outsourcing and operating agreement with Novation, LLC, VHA Inc., University HealthSystem Consortium, LLC, and Healthcare Purchasing Partners International, LLC, or Novation, VHA, UHC and HPPI respectively, which was approved by our stockholders on July 26, 2000, VHA received approximately 4.6 million shares of our common stock, representing approximately 36% of our then outstanding common stock, and UHC received approximately 1.1 million shares, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 3.1 million and approximately 0.8 million additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, the e-commerce marketplace only available to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing approximately $22 billion of combined purchasing volume at the end of the fourth year.

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

         On October 18, 2000, we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase approximately 3.1 million shares of our common stock. In substitution for the warrant, we issued to VHA approximately 3.1 million shares of our restricted common stock. On January 25, 2001, we and UHC agreed to amend our common stock and warrant agreement to provide for the cancellation of the remaining unexercised portion of the performance warrant to purchase approximately 0.6 million shares of our common stock. In substitution for the warrant, we issued to UHC approximately 0.6 million shares of our restricted common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the same performance targets that were contained in their original warrants are not met.

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

         In September 2001, Neoforma and Novation, along with VHA, UHC and HPPI, agreed to amend the amended outsourcing and operating agreement. Pursuant to the amendment, we will be able to provide to our trading partners within Marketplace@Novation information relating to all purchases made by members from suppliers that have agreed to participate in Marketplace@Novation, thereby enhancing our ability to capture critical supply chain data. This revision will enable us to capture important purchasing information without first requiring full adoption of our connectivity services.

         On January 25, 2001, we entered into stock purchase agreements with i2 Technologies, Inc., or i2, VHA and UHC under which they purchased a total of approximately 1.8 million shares of our common stock at a purchase price of $16.90 per share. We raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million, including an advisory fee to our investment bankers. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of our total shares of outstanding common stock, assuming exercise of all outstanding stock options and warrants to purchase our common stock.

         As a result of the then planned divestitures of our Auction and USL operations, at December 31, 2000, we wrote down the assets of these operations to our estimate of the net realizable disposal value of the operations based on their activity through that date. Additionally, we recorded an accrual for the anticipated costs to sell these operations. The total impact of these planned divestitures on our statement of operations for the year ended December 31, 2000 was $14.4 million, which consisted of an approximately $13.3 million reduction in the net realizable value of the assets relating to the operations to be sold, and $1.1 million of accruals for anticipated deal costs, including any severance for the employees of those operations, accrued rent relating to potentially idle facilities, as well as financial and legal advisory fees. As of September 30, 2001, approximately $300,000 of the accrual had been utilized for severance and other employee related costs associated with the divestitures. The remaining approximately $800,000 accrual consists primarily of accrued rent relating to idle facilities formerly utilized by the divested businesses.

         In April 2001, we completed the sale of substantially all of the assets of our USL operations to MDSI. Under the terms of the asset purchase agreement, we agreed to transfer substantially all of the net assets of the USL operations, totaling approximately $750,000, in exchange for the purchase price of $500,000 of cash delivered upon the closing and a $750,000 non-interest bearing promissory note payable in annual installments over five years. The net result of the transaction was a gain on the divestiture of the USL operations of approximately $500,000.

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

         In September 2001, we completed the sale of substantially all of the assets of our Auction operations to Med-XS, in exchange for consideration in the amount of $2.5 million. We agreed to contribute approximately $1.8 million of net assets, consisting of $300,000 of tangible assets including inventory and fixed assets, $1.5 million of intangible assets, and eliminated $180,000 of liabilities. The consideration provided by Med-XS at closing on September 5, 2001 consisted of $150,000 cash and a $2.35 million promissory note payable over two years. In addition to the consideration discussed above, we will receive a revenue share and profit share from Med-XS on the sold business which will be recognized when earned. The net result of the transaction was a gain on the divestiture of these assets of approximately $879,000.

         On August 13, 2001, as part of our annual meeting of stockholders, the stockholders voted to approve a proposal to change our name from Neoforma.com, Inc. to Neoforma, Inc. Additionally, the stockholders voted to approve a proposal, which gave the board of directors the authority to implement a reverse stock split of our common stock at any one of three approved exchange ratios (1-for-6, 1-for-8, or 1-for-10), if it believed that it was in our best interests to do so. On August 27, 2001, we implemented a 1-for-10 reverse split of our common stock as approved by our board of directors. All share and per share numbers, both current and historical, contained in these financial statements and the accompanying footnotes, have been restated to reflect the impact of the reverse stock split.

         Since inception, we have incurred significant losses and, as of September 30, 2001, had an accumulated deficit of $407.7 million. We expect operating losses and negative cash flow to continue for the remainder of the fiscal year. We anticipate our losses will increase as compared to fiscal 2000 despite a projected reduction in cash operating losses, due primarily to amortization of non-cash costs associated with strategic partnerships.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue

         Transaction Fees. Transaction fees consist of transaction fees paid by buyers and sellers for purchases through our marketplaces, as well as buyer and seller fees paid on consigned used equipment and supplies as part of our live and online Auction services. We had total transaction fee revenue of $7.7 million for the quarter ended September 30, 2001, an increase of $7.1 million from $633,000 for the quarter ended September 30, 2000. The increase was due primarily to increased gross transaction volume through our e-commerce marketplaces, as revenue resulting from such transactions comprised the entire $7.7 million of the transaction fees for the three months ended September 30, 2001, as opposed to only $500,000 for the three months ended September 30, 2000. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from Auction transaction fees.

         Sales of Used Equipment. Sales of used equipment consists of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our Auction service. We had total sales of used equipment of $13,000 for the quarter ended September 30, 2001, a significant decrease from $2.7 million for the quarter ended September 30, 2000. The decrease is a direct result of our entering into the agreement to sell the Auction operations in July, the subsequent closing of the sale in September 2001 and the resulting cessation of Auction activities in September 2001. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from sales of used equipment.

         Services. Services revenue is generated primarily from our e-commerce readiness services and implementation and integration services. These are services performed by our Services Delivery organization for our trading partners to allow them to maximize the benefit of their utilization of our marketplaces. We had total services revenue of $86,000 for the quarter ended September 30, 2001, a decrease of 82% from $485,000 for the quarter ended September 30, 2000. The decrease was a result of the fact that for the quarter ended September 30, 2000, services revenue resulted from an e-commerce readiness project we performed for a single customer, and for the quarter ended September 30, 2001, we did not perform a similar project. During the three months ended September 30, 2001, services revenue related solely to e-commerce readiness and implementation services performed for members of our marketplaces.

         Website Sponsorship Fees and Other. Website sponsorship fees and other revenue includes sponsorship setup, maintenance, software license and support revenue related to our Plan service, subscription revenue relating to the USL operations, and setup fees relating to the digitization and categorization of data for our trading partners. As a result of the sales in early April 2001 of our USL operations to MDSI and certain of the remaining Plan assets sold to Attainia, there was no website sponsorship fees and other revenue related to the Plan operations for the three months ended September 30, 2001. The $196,000 of website sponsorship fees and other revenue for the quarter ended September 30, 2001 related solely to the license of a proprietary internally developed software connectivity solution to GHX for $3.5 million. Because this was our first sale of this type of internally developed technology and that we concurrently entered into a joint development agreement with GHX at the same time, we will recognize the revenue on the license ratably over the three-year term of the joint development agreement. The website sponsorship fees and other revenue represented a 77% decrease from the $870,000 of website sponsorship fees and other revenue for the quarter ended September 30, 2000, which consisted almost entirely of subscription revenue from our USL operations and sponsorship setup, maintenance and software license revenue from the other activities of our Plan operations. As a result of the sale of our USL operations in April 2001, our sale of the FDI assets in April 2001 and our discontinuation of our remaining Plan services, we do not expect to recognize any website sponsorship fees and other revenue related to our Plan operations in future periods. Consequently, we expect website sponsorship fees and other revenue be lower over the next several quarters as compared to the same quarters in previous years.

Operating Expenses

         Cost of Equipment Sold. Cost of equipment sold consists primarily of the costs of owned inventory of used medical equipment held for sale as part of our

Auction operations. There was no cost of equipment sold for the third quarter of 2001 as compared to $2.4 million for the third quarter of 2000. The decrease was due to the sale of the Auction operations in the third quarter of 2001, which resulted in no owned inventory being sold by the Auction operations. As a result, we did not incur any cost of equipment sold during the third quarter of 2001. Because of the sale of our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

         Cost of Services. Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our Services Delivery personnel and fees for independent contractors. Cost of services for the third quarter of 2001 was approximately $3.8 million as compared to $2.8 million for the third quarter of 2000. The increase was due to the fact that the Services Delivery group was created early in fiscal 2000, and thus during the third quarter of 2000 the group was still in its developmental stages. Additionally, in 2001, the Services Delivery organization has significantly expanded both the quantity and the scope of the services it provides to our customers, and the infrastructure costs of the group have increased as compared to 2000 in order to support this growth. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

         Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our website and our marketplace technology infrastructure. These expenditures consist primarily of fees for independent contractors, technology costs and software licenses, and salaries and other personnel expenses for our site operations personnel. Operations expenses increased from approximately $3.2 million for the three months ended September 30, 2000 to $3.8 million for the three months ended September 30, 2001. The increase was primarily due to an increase in operations personnel related costs, an increase in payments to third party consultants and increased expenditures for additional technology costs, such as software licenses and hardware costs associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplace platforms.

         Product Development. Product development expenses consist primarily of personnel expenses and consulting fees associated with the development and enhancement of our marketplace services and functionality. Product development expenses decreased from $6.4 million for the quarter ended September 30, 2000 to $4.1 million for the quarter ended September 30, 2001. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. We expense product development costs as they are incurred.

         Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from approximately $12.8 million for the three months ended September 30, 2000 to $6.1 million for the three months ended September 30, 2001. The decrease was primarily due to reduced sales and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we will be focusing the majority of our resources on product development and marketplace implementation and integration efforts. As such, while we intend to continue to invest in marketing activities and sell our marketplace services into the channels we have established, we do not expect selling and marketing expenses to increase significantly in the next several quarters.

         General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from approximately $5.3 million for the quarter ended September 30, 2000 to $4.0 million for the quarter ended September 30, 2001. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that by the third quarter of 2001, we had divested several of the operations we acquired during the previous year, including the USL and FDI operations. As a result, in the third quarter of 2001, we incurred significantly reduced general and administrative costs relating to these businesses when compared to the third quarter of fiscal 2000. Given the streamlining we are undertaking in focusing on our core strategy, we expect general and administrative expenses to continue to decrease during the coming periods.

         Amortization of Intangibles. Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles are currently amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased to $7.2 million for the quarter ended September 30, 2001, as compared to $8.1 million for the quarter ended September 30, 2000. The decrease was primarily a result of the fact that during the quarter ended September 30, 2001, we incurred little or no amortization from the USL and FDI intangibles as a result of the divestitures of those operations in the prior quarter. Additionally, we incurred significantly reduced amortization relating to the GAR and NCL intangibles as a result of the write-down we took on the Auction operations in the fourth quarter of 2000 in preparation for the sale of the Auction operations, combined with the fact that we only amortized the reduced intangibles for a portion of the quarter as a result of the closing of the sale of the Auction operations during the third quarter of 2001. We expect the amortization of intangibles to decrease in future periods as the intangibles relating to the operations that have been or are to be divested are eliminated as part of the divestitures of those operations.

         Amortization of Partnership Costs. Amortization of capitalized partnership costs represents the amortization of the capitalized valuation of consideration given to our strategic partners as part of our entering into operating relationships with those partners. As of September 30, 2001, capitalized partnership costs represented consideration given to VHA and UHC as part of our entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation, as well as certain legal and accounting fees relating to the agreement. The consideration consisted of common stock and warrants. The warrants were subsequently converted to restricted common stock. The value of the common stock issued is being amortized over a five year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. For the quarter ended September 30, 2001, total amortization of partnership costs was $19.3 million as compared to $12.0 million for the quarter ended September 30, 2000. The increase from the third quarter of 2000 was primarily the result of the amortization of a full three months of the common stock issued to VHA and UHC compared to approximately two months for the quarter ended September 30, 2000, as the outsourcing agreement did not become effective until late July 2000, resulting in higher amortization levels during the third quarter of 2001. In addition, there were incremental partnership costs capitalized from September 30, 2000 through September 30, 2001 as VHA and UHC earned a portion of the restricted stock per the performance criteria. As the period over which VHA and UHC can earn the stock extends four years from the date of the agreement, we expect partnership costs to continue to increase as VHA and UHC earn the restricted stock and, as a result, we expect the amortization of partnership costs to continue to increase for the next several quarters.

         Gain on Divested Businesses. Gain on divested businesses consists of the net gain incurred as a result of the divestiture of non-core business units during fiscal 2001. During the quarter ended September 30, 2001, the gain on divested businesses consisted of the gain we recognized on the sale of the Auction operations to Med-XS. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of the Auction operations resulted in a gain of $879,000 on the sale of the net assets for the third quarter of 2001.

         Write Down of Non-marketable Investments. In September 2001, we received notice from Pointshare, Inc. that it was in the process of selling its remaining assets and winding down its operations. Pointshare is a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare as of September 30, 2001.

         Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the quarter ended September 30, 2001 was $60,000 compared to $938,000 for the quarter ended September 30, 2000. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000 and in the first nine months of fiscal 2001. Other income (expense) increased from $21,000 in the third quarter of 2000 to $652,000 in the third quarter of 2001. This increase in other income was primarily the result of the cancellation of $500,000 of debt under our note payable to the original owner of the GAR business. This $500,000 was cancelled by the former owner of the GAR business in connection with the termination of his employment during the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue

         Transaction Fees. We had total transaction fee revenue of $14.7 million for the nine months ended September 30, 2001, an increase of 674% from $1.9 million for the same period ended September 30, 2000. The increase was due primarily to increased gross transaction volume through our e-commerce marketplaces, as revenue resulting from such transactions comprised of the majority of the $14.7 million of total transaction fees for the nine months ended September 30, 2001. As of September 30, 2001, we had completed the sale of our Auction operations, and as such we do not anticipate that we will recognize any future revenue from Auction transaction fees.

         Sales of Used Equipment. We had total sales of used equipment of $250,000 for the nine months ended September 30, 2001, a decrease of 92% from $3.3 million for the nine months ended September 30, 2000. The decrease was a direct result of our focus on selling the Auction operations in 2001, and a resulting reduction of purchased inventory being acquired and sold during the nine months ended September 30, 2001. As of September 30, 2001, we had completed the sale of our Auction operations, and as such we do not anticipate that we will recognize any future revenue from sales of used equipment.

         Services. We had total services revenue of $151,000 for the first nine months of fiscal 2001, a decrease of 84% from $943,000 for the first nine months of fiscal 2000. The decrease was a result of the fact that for the nine months ended September 30, 2000, services revenue resulted from an e-commerce readiness project we performed for a single customer, and for the nine months ended September 30, 2001, we did not perform a similar project. During the nine months ended September 30, 2001, services revenue related solely to e-commerce readiness and implementation services performed for members of our marketplaces.

         Website Sponsorship Fees and Other. We had total website sponsorship fees and other revenue of $590,000 for the nine months ended September 30, 2001, a decrease of 71% from $2.0 million for the nine months ended September 30, 2000. The decrease was a result of the sales in early April 2001 of our USL operations to MDSI and the remaining Plan operations to Attainia. Website sponsorship fees and other revenue for the nine months ended September 30, 2000 and for the similar period ended September 30, 2001 consisted primarily of subscription revenue from our USL operations and sponsorship setup, maintenance and software license revenue from the other activities of our Plan operations. Approximately $196,000 of the website sponsorship fees and other revenue for the nine months ended September 30, 2001 related to the license of a proprietary internally developed software connectivity solution to GHX for $3.5 million in the third quarter of 2001. Given that this was our first sale of this type of internally developed technology and that we concurrently entered into a joint development agreement with the GHX at the same time, we will recognize the revenue on the license ratably over the three-year term of the joint development agreement. As a result of the sale of our USL operations in April 2001, the sale of our FDI operations in April 2001 and our discontinuation of our remaining Plan services, we do not expect to recognize any website sponsorship fees and other revenue related to ourPlan operations in future periods. Consequently, we expect website sponsorship fees and other revenue to be lower over the next several quarters as compared to prior years.

Operating Expenses

         Cost of Equipment Sold. Cost of equipment sold for the first nine months of fiscal 2001 was approximately $216,000, as compared to $2.6 million for the same period in fiscal 2000. The decrease was due to preparation for the sale of the Auction operations, which took place during the third quarter of 2001, resulting in reduced amounts of owned inventory being sold by the Auction operations as we prepared to sell those operations and assets. Because of the sale of our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

         Cost of Services. Cost of services for the nine months ended September 30, 2001 was approximately $11.9 million, as compared to $3.7 million for the nine months ended September 30, 2000. The increase was due to the fact that the Services Delivery group was created early in fiscal 2000 and thus there were minimal costs for a significant portion of that period as the group was still building its operations. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, implement both buyers and sellers to our marketplaces, and support and service an increasing number of trading partners.

         Operations. Operations expenses increased from approximately $10.3 million for the nine months ended September 30, 2000 to $12.0 million for the nine months ended September 30, 2001. The increase was primarily due to an increase in operations personnel related costs, an increase in payments to third party consultants and increased expenditures for additional technology costs, such as software licenses and hardware costs associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplace platforms.

         Product Development. Product development expenses decreased from $18.7 million for the first three quarters of fiscal 2000 to $14.1 million for the same period in 2001. The decrease was primarily due to reduced costs relating to product development personnel, including contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. We expense product development costs as they are incurred.

         Selling and Marketing. Selling and marketing expenses decreased from approximately $41.9 million for the nine months ended September 30, 2000 to $23.9 million for the nine months ended September 30, 2001. The decrease was primarily due to reduced sales and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As such, while we intend to continue to invest in marketing activities and sell our marketplace services into the channels we have established, we do not expect selling and marketing expenses to increase significantly in the next several quarters.

         General and Administrative. General and administrative expenses decreased from approximately $20.8 million for the first nine months of 2000 to $13.9 million for the same period in 2001. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were also the result of the fact that in the first three quarters of 2000, we incurred the full administrative costs of the entities we acquired during fiscal 2000, as well as those costs resulting from preparations for our initial public offering, which occurred in January 2000. Given the streamlining we are undertaking in focusing on our core strategy, we expect general and administrative expenses to continue to decrease during the coming periods as we complete the divestitures of operations that are not aligned with our core strategy, thereby eliminating the remaining general and administrative costs associated with those operations.

         Amortization of Intangibles. Amortization of intangibles increased to $22.2 million for the nine months ended September 30, 2001, as compared to $17.5 million for the nine months ended September 30, 2000. The increase was primarily a result of the fact that we incurred a full nine months of amortization on the approximately $125 million of EquipMD intangible assets in 2001, as opposed to the first nine months of 2000 when we incurred only five months of such amortization as a result of the acquisition closing at the end of April 2000. We expect amortization of intangibles to decrease in future periods as compared to the same periods from the prior year as the intangibles relating to the divested operations, specifically GAR, NCL, USL and FDI, have been eliminated as part of the divestitures of those operations.

         Amortization of Partnership Costs. For the nine months ended September 30, 2001, total amortization of partnership costs was $57.7 million, as compared to $12.0 million for the nine months ended September 30, 2000. The increase is the result of the fact that the outsourcing and operating agreement did not become effective until late July 2000, and thus there were only approximately two months of amortization of partnership costs during the nine months ended September 30, 2000, as compared to a full nine months in the nine months ended September 30, 2001.

         Gain on Divested Businesses. Gain on divested businesses consists of the net gain incurred as a result of the divestiture of the USL, FDI and Auction operations during the first nine months of 2001. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $500,000 on the sale of the net assets, the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets and the divestiture of the Auction operations resulted in a gain of $879,000 on the sale of the net assets. The resulting net gain on divested businesses during the nine months ended September 30, 2001 was $258,000.

         Write Down of Non-marketable Investments. In September 2001, we received notice from Pointshare, Inc. that it was in the process of selling its remaining assets and winding down its operations. Pointshare is a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare as of September 30, 2001.

         Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the nine months ended September 30, 2001 was $539,000 compared to $3.9 million for the same period ended September 30, 2000. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000 and in the first three quarters of fiscal 2001. Other income (expense) increased from $21,000 in the first three quarters of 2000 to $441,000 in the first three quarters of 2001. This increase in other income was primarily the result of the cancellation of debt under our note payable to the original owner of the GAR business. Approximately $500,000 was cancelled by the former owner of the GAR business in connection with the termination of his employment during the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In January 2000, we completed our initial public offering and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.3 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $89.0 million. We have also financed our operations through an equipment loan and lease financing and bank and other borrowings. As of September 30, 2001, we had outstanding bank, other borrowings and notes payable of $21.9 million, and we had approximately $17.7 million of cash and cash equivalents and short-term investments.

         In January 2001, we completed a $30.5 million private round of financing in which we sold 1,804,738 shares of our common stock at $16.90 per share to three strategic investors, i2, VHA and UHC. In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, until May 31, 2002, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds that we borrow under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of our assets. In the event that we (1) sell any of our stock as part of an equity financing, (2) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of September 30, 2001, we had outstanding borrowings of $14.0 million under the line of credit, and remaining available funds of $11.0 million.

         In May 2001, we entered into a leasing facility with CapitalWerks, LLC to provide us with a $10.2 million lease line facility to finance the purchase of capital equipment, software and other assets. Based on the terms of the facility, we have until November 30, 2001 to draw down against the lease line, at which time any amount unused under the facility is no longer available. Amounts financed under the lease line will bear interest at 9.9% and will be payable in monthly installments over 60 months. As of September 30, 2001, there were no amounts outstanding under this facility.

         In May 1999, we entered into an agreement with ECRI, a non-profit health services research agency focusing on healthcare technology. The agreement provides us with content from ECRI’s database of information about medical products and manufacturers and a license to use elements of its classification system. In addition, the agreement provides for joint marketing activities and collaboration in the development of Plan’s database of product and vendor information. This agreement requires us to make revenue sharing payments to ECRI during the three-year term of the agreement and for two years following expiration or termination of the agreement based on a percentage of revenue derived from our Plan service. During the second and third years of the term of the agreement, we are required to pay to ECRI a minimum nonrefundable fee equal to $600,000 per year, which shall be credited against any revenue sharing payments payable to ECRI. As a result of our reduced focus and ultimate discontinuation of our Plan services, we negotiated an immediate termination of our operating agreement with ECRI. Under the terms of the final settlement, we are obligated to make aggregate payments of $425,000 through February 2002, at which point our obligations under the agreement cease. As of September 30, 2001, we have paid $200,000 of the remaining obligation.

         In May 1999, Comdisco, Inc., or Comdisco, provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing in July 1999. This loan was secured by all of our assets at the time the loan was made. In connection with this loan, we issued Comdisco a warrant to purchase 22,881 shares of common stock at $11.80 per share. As of September 30, 2001, the outstanding balance on the loan was approximately $573,000.

         In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first year and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. As of September 30, 2001, we had outstanding approximately $1.2 million due under this facility. The computer equipment purchased with the proceeds of the loans secures this facility.

         In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years that bears interest at a rate of 7% per annum. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the Auction operations. Per the revised terms of the note, $750,000 of the balance was paid in August 2001, and an additional $500,000 was cancelled by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per annum, over the subsequent 30 months. As of September 30, 2001, the outstanding balance on the note was approximately $2.6 million.

         As part of the purchase of EquipMD, we assumed a note payable in the amount of $1.8 million, which is related to EquipMD’s purchase of Central Point Services LLC. The note bears interest at a rate of 7.5% per annum and is payable in eight quarterly installments, after which the unpaid principal balance and accrued interest become due and payable through January 2002. At September 30, 2001, the remaining principal balance was $600,000.

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

         In July 2000, in recognition of the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our outsourcing and operating agreement and our acquisition of EquipMD, we entered into a promissory note with our investment bankers in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At September 30, 2001, the remaining balance on the note was $2.5 million.

         In July 2000, as part of the acquisition of certain assets of NCL, we issued one promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in twenty-four equal monthly installments, with the first payment due on August 15, 2000. As of September 30, 2001, the total balance of the four notes was $100,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of September 30, 2001, no payments have been made against this commitment.

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

         Net cash used in operating activities was $53.9 million for the nine months ended September 30, 2000 and $41.3 million for the nine months ended September 30, 2001. Net cash used in operating activities for the nine months ended September 30, 2001 related primarily to funding net operating losses and a $12.7 million decrease in accounts payable, reduced by a $1.4 million decrease in prepaid expenses, a $3.5 million increase in accrued liabilities and a $2.0 million increase in deferred revenue.

         Net cash used in investing activities for the nine months ended September 30, 2000 was $25.8 million, consisting primarily of $19.0 million paid for the purchase of property and equipment, $3.9 million paid for the acquisition of EquipMD, $3.8 million paid for the acquisition of USL, $9.0 million paid to establish partnerships and $5.5 million paid for non-marketable investments, partially offset by $17.2 million net received from the sale of marketable securities. For the nine months ended September 30, 2001, net cash used in investing activities was $1.4 million, primarily resulting from $7.2 million of net proceeds from the sale of marketable investments, offset by $1.9 million in cash payments on the note payable relating to the GAR acquisition and $6.6 million in cash paid for the purchase of property and equipment to continue to develop our marketplace infrastructure.

         Net cash provided by financing activities was $100.3 million for the nine months ended September 30, 2000 and $37.9 million for the nine months ended September 30, 2001. Net cash provided from financing activities for the nine months ended September 30, 2001 resulted primarily from proceeds of common stock issuances of approximately $29.5 million, net of expenses, as well as from proceeds resulting from the $14.0 million drawn down against our $25.0 million line of credit, partially offset by $6.2 million in payments on notes payable.

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

         In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using fair-value-based tests. This statement becomes effective January 1, 2002. We are currently assessing the impact of the discontinued amortization of goodwill and, while we are not aware of any impairment charges, an analysis will have to be done upon adoption of this statement to determine if an impairment charge is necessary. As such, we have not yet determined the effect SFAS No. 142 will have on our results of operations or financial position.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

         We have experienced losses from operations in each period since our inception, including a net loss of $142.8 million for the nine months ended September 30, 2001. In addition, as of September 30, 2001, we had an accumulated deficit of approximately $407.7 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses through at least 2001, primarily as a result of increases in costs and expenses relating to executing on our strategy of building and operating Internet marketplaces for our trading partners. To achieve positive cash flow from operations by the first quarter of 2002, we must reduce our operating expenses and generate significantly increased revenue from our marketplaces. We have taken measures to reduce our operating expenses by reducing headcount through our restructuring in May 2000, our divestitures of USL and FDI in April 2001, and the sale of our Auction operations in September 2001. If our revenue does not increase substantially or if we do not succeed in controlling expenses to the degree we expect, we will not achieve positive cash flow from operations by the first quarter of 2002, and we may never become profitable.

If our trading partners do not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of products and services used by healthcare providers, demand for our services may not develop and the price of our common stock may continue to decline

         We have focused our efforts on building and operating Internet and electronic marketplaces that aggregate buyers and suppliers of products and services used by healthcare providers, including medical supplies and equipment. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell products and services. If buyers and sellers of products and services used by healthcare providers do not accept our business model, demand for our services may not develop and the price of our common stock could decline. Even if buyers and suppliers accept the Internet or other electronic communications as a means of buying and selling products, they may not accept e-commerce marketplaces for conducting this type of business. Instead, they may choose to establish and operate their own devices to buy or sell products and services. For example, a group of large suppliers of medical products, including Abbott Laboratories, Baxter International, Inc., GE Medical Systems, Johnson & Johnson and Medtronic, Inc., have created a healthcare exchange for the purchase and sale of medical products. In addition, four large distributors of medical products, AmerisourceBergen Corporation, Cardinal Health Inc., Fischer Scientific International Inc. and McKesson HBOC, Inc., have formed a business-to-business exchange for the sales of pharmaceuticals and medical-surgical products, devices and other laboratory products and services. Reluctance of buyers and suppliers to use our marketplaces would seriously harm our business.

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

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

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

Because we have decided to focus our development efforts and internal resources to building and operating Internet marketplaces and because we operate in a new and rapidly evolving market, you may have difficulty assessing our business and our future prospects

         In late 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces for our trading partners. Because we have focused our business efforts in this manner and have a limited operating history in this business, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether we will succeed in increasing the number of marketplaces that we operate, the number of trading partners that utilize our marketplaces or the revenue we will derive from our marketplaces. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, because of our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

         We currently anticipate that our cash, cash equivalents and investments and our lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. Our current lease line of credit is set to expire on November 30, 2001. To date, we have not been able to obtain any financing from this lease line of credit, and we do not know if we will be able to before it expires. We may need to raise additional funds prior to the expiration of the next twelve months if, for example, we do not generate significantly increased revenue from our marketplaces, experience operating losses that exceed our current expectations, pursue additional acquisitions or lose one or more of our funding sources. We believe that it would be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop new marketplaces or enhance our existing marketplaces, expand our operations, respond appropriately to competitive pressures or continue our operations.

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

         We expect to rely in part on our relationships with Novation and Medbuy, along with other strategic partners such as GHX to bring buyers and suppliers to our marketplaces. Under our outsourcing and operating agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Under our agreement with Medbuy, Medbuy is our exclusive agent for signing up suppliers to participate in Canadian Health Marketplace, subject to limited exceptions. Accordingly, we rely in part on Novation and Medbuy to attract suppliers to our marketplaces and, if they are unable to attract a sufficient number of suppliers, the value of our marketplaces to buyers will be substantially decreased and our business will suffer. In addition, although our agreements with Novation and Medbuy, respectively, provide that Novation and Medbuy will exclusively offer Marketplace@Novation and Canadian Health Marketplace, respectively, to the healthcare organizations participating in their purchasing programs, these healthcare organizations are not obligated to use our marketplaces exclusively and may use competing marketplaces or traditional procurement methods. Accordingly, these buyers might not choose to use our marketplaces for their purchasing needs. If this were to occur, the value of our marketplaces to suppliers would be substantially decreased and our business will suffer.

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

It is important to our success that our marketplaces be used by large healthcare organizations and we may not achieve market acceptance with these organizations

         It is important to our success that our marketplaces be used by large healthcare organizations, such as hospitals, IDNs and members of large GPOs. For these large organizations to accept our marketplaces, we must integrate our marketplaces with their information systems. For example, although 552 healthcare organizations had signed up to use Marketplace@Novation as of September 30, 2001, we had only completed implementations for 333 of these healthcare organizations to connect them to Marketplace@Novation. In addition, we will need to develop customer-specific pricing capabilities before these organizations can use our services to purchase products covered by their negotiated agreements with suppliers. Finally, we will need to significantly increase the number of suppliers using our marketplaces to address the needs of these large organizations, which typically require a wide range of products. If we are unable to extend our capabilities and expand our registered user base as described above, we may not provide an attractive alternative to these websites or systems and may not achieve market acceptance by these large organizations.

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

•	e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy, Broadlane, MedAssets, MedChannel and Medpool;

•	healthcare exchanges that have been formed by suppliers, namely GHX, which was founded by five healthcare manufacturers, Abbott Laboratories, Baxter International, GE Medical Systems, Johnson & Johnson and Medtronic, and HealthNexis LLC, which was formed by four healthcare distributors, AmerisourceBergen, Cardinal Health, Fisher Scientific and McKesson HBOC;

• GHX, while a competitor, is also a new strategic partner of ours;

•	suppliers that have created their own websites that offer e-commerce functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer solutions in the healthcare market, such as SAP AG, Oracle Corporation, PeopleSoft Inc., Lawson Software and McKesson HBOC;

•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One, Inc.; and

•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

         We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;

•	number of buyers using their services and the volume of their purchases;

•	level of bias, or perceived bias, towards particular suppliers;

•	existing relationships;

•	compatibility with suppliers’ existing distribution methods;

•	the amount of the fees charged to suppliers;

•	functionality, ease of use and convenience;

•	ability to integrate their services with suppliers’ existing systems and software; and

•	quality and reliability of their services.

         In addition, we believe that companies in our market compete to provide services to buyers based on:

•	brand recognition;

•	breadth, depth and quality of product offerings;

•	ease of use and convenience;

•	number of suppliers available through their marketplace;

•	ability to integrate their services with buyers’ existing systems and software;

•	quality and reliability of their services; and

•	customer service.

         Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive arrangements with buyers that impede our sales; and devote substantially more resources to website and systems development.

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

Because some of the participants in our marketplaces are stockholders or are affiliated with our stockholders or have strategic relationships with us, we may find it difficult to attract competing companies, which could limit the breadth of products offered on and users of our marketplaces

         Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.7 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of common stock which was subject to restrictions upon issuance, and of which some portion is still subject to those restrictions. These relationships may deter other suppliers, GPOs or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

If we are unable to attract qualified personnel or retain our executive officers and other key personnel, we may not be able to compete successfully in our industry

         Our success depends on our ability to attract and retain qualified, experienced employees. We may not be able to compete effectively to retain and attract employees, especially in light of the decline in our stock price in the last year, which has decreased the value of the stock options held by our employees. As a result, our employees may seek employment with larger, more established companies or companies they perceive to have better prospects. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully in our industry, and our business would be harmed.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plan

         We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from six as of December 31, 1997, to 59 as of December 31, 1998 and 269 as of December 31, 1999. In May 2000, we reduced the number of our employees from approximately 330 to approximately 250. As of September 30, 2001, our headcount had declined to 193 employees. The reduction in the number of our employees was caused, in part, by the divestiture of our Auction operations, which reduced our headcount by an additional 25 employees. These changes, and the growth in the number of our trading partners and transaction volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

We have been named in securities class action lawsuits relating to investment banking practices in connection to our initial public offering

         In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our initial public offering, or IPO, by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns, and Fleet Boston Robertson Stephens, as well as our Chairman and CEO and our former CFO as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate our common stock. Although we believe that the claims made against us and our current and former employees in these suits are without merit, they could be time consuming and costly to defend, divert management attention and resources and require us to pay significant damages.

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events, and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

         The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our services. Currently, our infrastructure and systems are located at one site at Exodus Communications, Inc., or Exodus, in Sunnyvale, California, which is an area susceptible to earthquakes. Exodus is currently operating under bankruptcy protection and we do not know what effect, if any, that this will have on our relationship with Exodus. We also have a fail-over system for marketplace transaction processing located in Atlanta, Georgia.

         Our systems and operations are vulnerable to damage or interruption from human error, terrorist attacks, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that could occur.

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

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our business

         We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business would be harmed. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have applied for registration of several marks including Neoforma and associated logos. Our trademark registration applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

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

Our stock price and those of other technology companies have experienced extreme price and volume fluctuations, and, accordingly, our stock price may continue to be volatile which could negatively affect your investment

         The trading price of our common stock has fluctuated significantly since our initial public offering in January 2000 and is significantly below the original offering price. An active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to fluctuate, including:

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

         The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	FISCAL YEARS

	2001	2002	2003	2004	2005

Cash equivalents and short-term investments:

Fixed rate short-term investments	$2,296	—	—	—	—

Average interest rate	3.16%	—	—	—	—

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York (Index Nos. 01 CV 6689 and 01 CV 6712) related to our initial public offering, or IPO, on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. Approximately 180 other issuers and their underwriters have also had similar suits filed against them. The lawsuits also named certain of the underwriters involved in the IPO, including Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens, as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Fred Ruegsegger, as defendants. The complaints filed in connection with the two lawsuits contain identical allegations: that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received “excessive” commissions from investors and that some investors in the IPO agreed to buy more shares later at predetermined prices in a scheme to artificially inflate the price of our stock. The complaints seek unspecified damages, rescissory damages to members of the class that no longer hold our stock, interest, attorney and expert fees and other litigation costs.

         We have not yet made any responsive filings and discovery has not yet commenced. We believe that the claims in the lawsuits against us and our current and former executive officers are without merit and plan to vigorously defend these actions. As such, we do not believe the lawsuits will have a material impact on our financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on August 13, 2001 at which time our stockholders approved all five matters voted upon at the meeting. The matters voted upon and the number of votes cast for, against, abstain and unvoted as to each such matter, on a post-split basis, are as follows:

1.	To re-elect three (3) Class II directors to our board;

2.	To change the name of our company from “Neoforma.com, Inc.” to “Neoforma, Inc.”;

3.	To (1) modify the definition of “Outside Directors” under our 1999 Equity Incentive Plan, or the Plan, (2) provide for an increase in the annual number of stock options granted to non-employee directors by 75,000 shares, and (3) provide for an automatic annual grant of 100,000 stock options to those same directors who are also members of at least one committee of the board;

4.	To approve three potential amendments to our certificate of incorporation in order to provide the board of directors discretion to effect a reverse stock split at any one of three pre-approved ratios;

5.	To ratify the selection of Arthur Andersen LLP as our independent public auditors for the fiscal year ending December 31, 2001.

Proposal	For	Against	Abstain	Unvoted

Proposal No. 1

Andrew J. Filipowski	16,173,849	0	0	2,079,102

Jeffrey H. Hillebrand	16,179,949	0	0	2,079,102

Robert J. Baker	16,179,949	0	0	2,079,102

Proposal No. 2	16,190,189	2,953	3,316	2,079,102

Proposal No. 3

To expand the definition of outside directors	4,236,298	218,881	11,741,278	2,079,102

To increase option grants to outside directors	4,123,422	321,693	11,751,342	2,079,102

To grant options to outside directors who are on committees	4,129,957	313,359	11,753,141	2,079,102

Proposal No. 4

1-for-6 reverse split	15,825,162	141,511	229,785	2,079,102

1-for-8 reverse split	15,743,497	244,517	208,444	2,079,103

1-for-10 reverse split	15,766,904	222,901	206,652	2,079,103

Proposal No. 5	16,176,722	12,765	6,970	2,079,102

         Curt Nonomaque, Michael J. Murray and Mark McKenna, our Class I directors, and Robert J. Zollars, Richard D. Helppie and C. Thomas Smith, our Class III directors, continued to serve as our directors after the meeting, as the Class I and Class III directors were not up for reelection at the 2001 Annual Meeting of Stockholders.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.     EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

10.1*	Integrated Solution Agreement between Global Healthcare Exchange, LLC and Neoforma, Inc. dated August 28, 2001.

10.2*	First Amendment to the Second Amended and Restated Outsourcing and Operating Agreement effective July 1, 2001.

B.     REPORTS ON FORM 8-K

         We filed a Form 8-K on September 20, 2001 to report that we had consummated our previously announced disposition of substantially all of the assets of our wholly-owned subsidiary, Neoforma GAR, Inc.

*	Confidential treatment has been requested for portions of this agreement

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOFORMA, INC.

By	/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime Chief Financial Officer and Assistant Secretary

Date: November 14, 2001

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBITS

10.1*	Integrated Solution Agreement between Global Healthcare Exchange, LLC and Neoforma, Inc. dated August 28, 2001.

10.2*	First Amendment to the Second Amended and Restated Outsourcing and Operating Agreement effective July 1, 2001.

*	Confidential treatment has been requested for portions of this agreement.