Form 10-K
period 2001-12-31
NEOFORMA INC/CA/
filed 2002-03-28
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For The Transition Period From                          To

Commission File No. 000-28715

NEOFORMA, INC.
(Exact name of the Registrant as Specified in its Charter)

Delaware	77-0424252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3061 Zanker Rd., San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

(408) 468-4000
(The Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 26, 2002, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant’s common stock on The Nasdaq Stock Market on such date, was $128,071,552. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of common stock outstanding on March 26, 2002 was 18,506,751.

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held in May 2002 are incorporated by reference into this report on Form 10-K.

Neoforma, Neoforma.com, EquipMD, U.S. Lifeline, USL, Pharos Technologies, NeoMD, NeoMD Marketplace and the Neoforma logo are some of our trademarks or service marks. Other trademarks or trade names appearing in this annual report are the property of their respective owners.

Our executive offices are located at 3061 Zanker Road, San Jose, California 95134, and our telephone number is (408) 468-4000.

On August 27, 2001, we implemented a 1-for-10 reverse split of our common stock as approved by our board of directors. All share and per share amounts, both current and historical, contained in this document and the accompanying consolidated financial statements and footnotes, have been restated to reflect the impact of the reverse stock split.

PART I

We make many statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as “will,” “may,” “might,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “project,” “estimate,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” and elsewhere in this annual report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2002. The forward-looking statements contained herein speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this annual report. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect circumstances or events after the date of this report.

ITEM 1.     Business

Our Company

Neoforma is a leading healthcare supply chain and information solutions company. We build and operate Internet marketplaces that empower our customers, or trading partners, to optimize supply chain performance and we provide complementary solutions to our trading partners that enable them to increase the value they derive from our marketplaces. Our objective is to develop the industry standard supply chain operating system for healthcare. The healthcare market has a number of characteristics that make it suited for Internet-based marketplace solutions and a standardized supply chain operating system, including its large size, high degree of fragmentation, significant inefficiencies, industry cost pressures and highly complex pricing structures. Our solutions enable the participants in the healthcare supply chain, principally healthcare providers, manufacturers, distributors and group purchasing organizations, or GPOs, to significantly improve business processes within their organizations and among their trading partners. Using our solutions, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

Our solutions consist of Web-based applications and services for our trading partners that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include healthcare providers, including hospitals and integrated delivery networks, or IDNs, and GPOs, and the manufacturers and distributors that sell products and services to them.

Our primary business objectives are aligned with those of our trading partners. We seek to enable our trading partners to reallocate and redirect excess costs in their supply chain to their strategic priorities, reduce the time their employees spend on non-productive activities and reduce a significant portion of the capital investment they currently make in redundant and isolated supply chain-related technologies.

Recent Developments

On October 18, 2001, we announced our intent to explore strategic alternatives for our alternate site care business unit, NeoMD, which consists primarily of the assets acquired from EquipMD, Inc., or EquipMD, in April 2000, to maintain our focus on delivering core trading partner solutions and to increase our resource commitment to our more scalable acute care business. In addition, we announced we were streamlining our organizational structure to enable us to increase our operational efficiency while continuing to deliver high-quality service to our trading partners.

On February 13, 2002, we extended the maturity date of our $25 million revolving credit agreement with VHA Inc., or VHA, until May 31, 2003.

Our Solutions

We believe optimized supply chain performance is possible only when each step in the supply chain process is streamlined, accelerated and tightly connected to the processes that precede and follow it. For example, traditionally, when a hospital runs low on a product, such as a syringe, a manual and paper-based process has been required to replace or replenish that product. A nurse, supplier sales representative or inventory clerk must complete a paper request for a replacement product and deliver, via interoffice mail or fax, that requisition to the purchasing department. The requisition then is passed to the hospital buyer who will first check, if possible, whether the product is in stock elsewhere in the hospital. If that is not the case, he or she will check the paper contracts on file, if available, to ensure that the product is priced properly and then will consult a paper catalog to obtain product number and ordering information. When these steps are completed, the buyer will complete a purchase order and fax or phone that order to the supplier of that product.

This order will be received by a manufacturer or distributor that will return a paper-based confirmation of the order, aggregate that paper order with all of the other paper orders from that hospital, secure the product from the warehouse and ship that product to the hospital. At that time, the manufacturer or distributor may fax an advance shipping notice to the hospital. The hospital will receive the product at its loading dock, document the number of products actually received, forward that information to accounts payable and deliver the product to the department that ordered it. Accounts payable will manually compare the purchase order, the products received and the invoice sent by the manufacturer or distributor to ensure that the quantities and prices match, often referred to as a three-way match. If the quantities and prices match, accounts payable will write a check to the manufacturer or distributor. If they do not, then the accounts payable clerk must review the order with the purchasing department and the manufacturer or distributor to resolve the discrepancy before payment can be made.

While healthcare providers, manufacturers, distributors and GPOs have made considerable efforts and progress in improving how products, information and money are managed within their organizations, they have not achieved significant levels of progress among their organizations. The average large hospital uses as many as 50,000 stock keeping units, or SKUs, or unique products, from over 2,000 suppliers to deliver patient care and support ancillary operations. The average large GPO manages as many as 300 to 400 contracts with several hundred suppliers for over 200,000 products. The average large manufacturer or distributor services hundreds of hospitals and several thousand locations to which they ship over 250,000 SKUs. The institutional challenge these organizations have faced in streamlining their internal operations is difficult, but it is even more challenging to organize and manage the combined product, information and money that flow among them. Because of these challenges, we believe there is a need for a standardized supply chain operating system that leverages the Internet and enables trading partners to optimize their individual supply chains and that facilitates the inter-enterprise information exchange between all trading partners, which we believe is required to optimize the entire healthcare supply chain. Prior to the advent of the Internet, technology that would allow the disparate systems used by the various trading partners to communicate together did not exist.

We offer two broad groups of solutions to enable the development of an industry standard supply chain operating system for healthcare: Marketplace Solutions and Trading Partner Services. We believe these solutions, which consist of Web-based applications and services, will enable our healthcare trading partners, including healthcare providers and GPOs and the manufacturers and distributors that sell products and services to them, to optimize their individual and collective supply chain performance, extend the investments they have made individually to improve supply chain operations and enable a much greater degree of collaborative commerce among them.

Marketplace Solutions

Marketplace Solutions consist of the Web-based applications, connectivity and integration services, sales, training, customer support and ongoing maintenance we provide to our marketplace participants. These Marketplace Solutions and the associated applications, including NeoConnect, Access Manager, Order Manager, Report Manager, Sourcing Catalog, Contract Viewing and Product Update Manager, will provide a comprehensive supply chain solution for a broad range of activities and offer trading partners a single platform for driving inter-enterprise information exchange. Generally speaking, our Marketplace Solutions are intended to be delivered to a broad set of both buyers and suppliers, include the participation of an industry sponsor such as a GPO or buying group and are priced on a volume or usage basis. The Marketplace Solutions provide a communications and decision support platform and include applications targeted at the common needs of all trading partners.

NeoConnect

NeoConnect is a core component of our Marketplace Solutions. It provides the tools, interfaces and methodologies to integrate our marketplaces with the legacy systems of both buyers and suppliers. NeoConnect facilitates business transactions between the legacy systems of these buyers and suppliers by supporting industry standard business document formats, including EDI and XML. We believe NeoConnect is an industry-leading solution for rapid trading partner integration, a key competitive advantage to building marketplace volume. We have developed interfaces to numerous materials and enterprise management systems, supplier ordering systems and industry-leading value-added networks, or VANs. A VAN is a private network provider or a turnkey communications line that is hired by a company to facilitate EDI or to provide other network services. In addition to the technical elements of NeoConnect, our customer support organization provides value-added services that include monitoring just-in-time cut-off compliance and resolving trading partner specific communication errors.

Access Manager

Access Manager controls the services and functions each user can perform within a Neoforma-powered marketplace. This application is similar to, though much more complicated than, the password-based process an individual would use to access a consumer Website. Each potential user in the healthcare provider organization, manufacturer organization, distributor organization and/or GPO must be profiled to determine his or her appropriate and specific level of access to, and use of, our marketplaces. This profile contains information such as level of authority, product selection and information access. Access Manager enables us to customize our marketplace solutions and provide customer-specific access within a shared and scalable application. Access Manager is supported by our Trading Partner Registry, which profiles the various supplier, provider and GPO locations and classifications while supporting broader industry standards initiatives aimed at accurate trading partner identification, such as the Health Industry Number, or HIN. The HIN was created as a universal identification number between trading partners that identifies the specific healthcare facility as well as specific locations and/or departments within that facility.

Order Manager

Order Manager allows buyers and suppliers to view the status of an order that has been transmitted through one of our marketplaces. All transaction documents related to an order are dated, time stamped and viewable online. These transaction documents include the purchase order, purchase order confirmation, advance shipping notice, invoice and other key communications between buyer and supplier. All transactional documents are translated into a common data format for display in Order Manager, enabling a single view for multiple trading partner relationships. For both supplier and hospital customers, Order Manager also provides an exceptions dashboard that quickly identifies needed action areas, such as backordered items, substituted items or price discrepancies.

Report Manager

Report Manager provides access to marketplace data and analysis tools designed to bring value to healthcare providers, suppliers and GPOs, enabling these organizations to improve their business processes, make better decisions and improve performance in their supply chains. Report Manager allows for downloaded or online access. The reports deliver information to manage service levels and product standardization, identify price discrepancies, product discrepancies and product savings opportunities and also provide consolidated and detailed views of product usage, pricing and purchasing activity, including off-contract buying, within the hospital organization and across the IDN or group of hospitals. The number of reports available and the breadth of data that can be examined through Report Manager continue to increase. We expect to continue to expand the scope of reports and analytics used by our customers through training and their ongoing usage, along with continued development of both standard reports and online analytical access.

Sourcing Catalog

Our Sourcing Catalog provides healthcare providers with a comprehensive source for researching product information, identifying suppliers and developing their own list of products. These lists of products can be downloaded for sharing or for use in other systems. Our Sourcing Catalog contains more than 200,000 SKUs and continues to expand as more suppliers leverage this channel for communicating accurately with their customers. Suppliers can directly add, edit and upload their product catalog, including product identification, images and units of measure, or use our services to do some or all of this work. For all trading partners, the Sourcing Catalog represents the definitive repository for product information that can be used to support commerce, drive standardization and inform customers. We encourage the adoption of standards to ease product identification in healthcare and, as such, our Sourcing Catalog supports an industry taxonomy and universal product number, or UPN.

Contract Viewing

Contract Viewing provides healthcare providers with a method for researching existing and potential GPO pricing agreements, identifying the pricing applicable to their organizations and understanding what is involved in executing one of these agreements. Contextually linked to the Sourcing Catalog, Contract Viewing offers hospital materials managers a unique and important tool for optimizing their supply portfolios. GPOs can use Contract Viewing to educate and inform healthcare providers and market their contract portfolios, while leveraging the information provided by suppliers in the Sourcing Catalog to simplify the process for healthcare providers. Suppliers can influence the degree to which their products are contracted, through ongoing enhancements and updates to the information presented in both the Contract Viewing and Sourcing Catalog solutions.

Product Update Manager

We expect Product Update Manager, when available, to be the first application in our new Collaboration Solution suite that will enable multiple parties, including the healthcare provider, manufacturer, distributor and GPO, to communicate, negotiate and agree on provider eligibility and product information across the healthcare supply chain. Product Update Manager will allow hospitals and distributors to collaborate online to initiate product and price changes, establish effective dates, manage workflow and maintain an audit history of agreed upon prices. By handling this process online, hospitals and suppliers should experience significant reductions in phone or fax processes and exceptions related to price or product information. Product Update Manager, along with future releases of the Collaboration Solution suite, will offer our trading partners the ability to better manage their internal and external business processes.

Trading Partner Services

Through our Trading Partner Services, we offer solutions for both healthcare providers and suppliers that are segmented to serve specific needs of our trading partners. For example, we may offer a certain solution for large IDNs and another for small rural hospitals, or a solution for large distributors and another for small specialty manufacturers. Currently, our Trading Partner Services provide integration and professional services, Web services, connectivity services, technology licensing and hosted or behind-the-firewall application sales. These services generally are priced on a subscription, license or statement-of-work basis. Our Trading Partner Services are offered to extend the value of our marketplaces. For example, our Trading Partner Services are designed to improve provider or supplier preparedness to engage in e-commerce, address an internal systems or infrastructure deficiency and provide a competitive alternative to extensive internal software purchases and implementation.

Our current Trading Partner Services consist of Item Data Readiness, Custom Connectivity, Catalog Data Readiness, Technology Licensing and hosted solutions for Inventory and Materials Management. We expect to continue to expand the portfolio of Trading Partner Services available to our provider, manufacturer, distributor and GPO customers in response to their prioritized needs. In some cases, we will develop and/or offer these services using our own resources, and in others, we will enter into relationships with industry-leading companies to leverage our trading partner relationships, marketplace data and customer support organization to help bring these companies’ solutions to our installed base of customers. We expect to continue to expand the services available to our trading partners for the management of intra-enterprise information that ultimately drives inter-enterprise communications.

Item Data Readiness

Through our relationship with InSource Healthcare Solutions, Inc., or InSource, a data management company, we provide data management services to healthcare providers for data scrubbing, rationalization, categorization and analysis. The ability for hospitals and their materials managers to maintain accurate and clean information for medical and surgical products in an item master is a significant challenge. A typical item master includes products that a hospital no longer purchases, multiple listings for the same product, inaccurate manufacturer catalog numbers, unclear product descriptions, duplicate entries and multiple units of measure. These issues can cause pricing errors, result in excess inventory and add numerous manual steps to the ordering process. The correction or reconciliation of these errors by a materials manager or hospital typically requires significant attention and resources, resulting in further inefficiencies.

Our experts work with hospital staff to understand their business processes and requirements. We then work with InSource to apply our customers’ unique requirements to deliver an up-to-date, cleansed item master with information that can be used in the materials management, operating room and other systems within the healthcare provider organization. Further, we provide training to the hospital staff to maintain a clean item file or, if our customer chooses, we provide ongoing maintenance of the cleansed item file. A clean item master results in more accurate purchase orders, improved inventory tracking and reduced time required to correct mistakes, and serves as a platform to drive product standardization throughout the organization.

Custom Connectivity

We assist healthcare providers in utilizing their current system infrastructure and maximizing the value of previous technology and business system investments. Our connectivity solutions address the limitations of their current infrastructure by providing applications and services that provide data and information in a more timely, accurate and efficient manner. By incorporating our technology into existing systems, we help healthcare providers improve the management of their business operations and reduce the time and resources required to complete their tasks. In addition, we provide system connectivity and e-commerce capabilities that allow healthcare providers to perform many functions such as data warehousing and online communications to remote sites.

Our connectivity team has experience with many healthcare providers nationwide, and works with each hospital’s staff to address the specific needs of the organization. We assist with all levels of connectivity, including customized applications and sophisticated interface requirements. Some of the specific services include:

•	accelerated implementation of an e-commerce interface for customized materials management information systems;
•	custom programming to incorporate specific requirements unique to the organization;
•	custom interfaces between the e-commerce platform and specific applications, such as data warehousing, cost accounting, operating room scheduling and warehouse management systems; and
•	connectivity to all satellite locations affiliated with an organization.

Catalog Data Readiness

We provide catalog data preparation, cleansing, categorization and maintenance for suppliers that either cannot perform these tasks themselves or prefer to leverage our expertise rather than developing it internally. Suppliers can use the resultant data in their other e-business initiatives. Providing these services also increases the value of our marketplaces by accelerating the breadth and depth of product information available to hospital buyers.

Technology Licensing

We have developed certain technologies in support of our marketplace business that are not available from commercial software vendors. Certain of these technologies developed for internal use can be leveraged by other exchange or marketplace providers, both in healthcare and in other vertical markets, to support their core operations. Where appropriate, we will seek to license portions of our infrastructure to these other enterprises. For example, in 2001, we licensed our Rapid Connectivity Solution, or RCS, to Global Healthcare Exchange, LLC, or GHX. We will also seek licensing opportunities with third party software vendors who wish to remarket our technologies through their sales organizations.

Hosted Solutions for Inventory and Materials Management

We have entered into a relationship with Revelocity Corporation, or Revelocity, a company that provides Internet based inventory and materials management services to healthcare providers. This relationship enables us to provide these services to healthcare providers over the Internet and to develop and deploy vendor managed inventory solutions that can be offered to both healthcare provider and supplier trading partners. We plan to integrate these solutions with our Marketplace Solutions, providing a direct link between the ordering of products and their receipt and consumption information.

Benefits of Our Solutions

Our solutions are designed to enable our customers, principally healthcare providers, manufacturers, distributors and GPOs, to significantly improve business processes within their organizations and among their trading partners. We connect these trading partners to each other via our marketplaces, aggregate data based on their business transactions and convert this data into usable information. This information provides our customers with the ability to better manage their operations and make better business decisions that drive efficiencies between the various trading partners. We have built our solutions to be flexible, open and compatible with existing and planned industry standards to enable our participating trading partners to embrace and extend their existing information technology infrastructure and strategy. We have designed our solutions so that their implementation is as minimally invasive and disruptive to existing business processes as possible. Using our applications and services, our trading partners can improve their business processes, increase revenue, reduce costs and improve capital allocation. We believe that our solutions can provide our customers the following additional benefits:

Benefits to Healthcare Providers:

•	enhanced product and contract information access through collaboration with trading partners;
•	reduced price variability within or across organizations;
•	more consistent and lower pricing;
•	increased number of electronic connections to suppliers;
•	improved invoice accuracy;
•	lower inventory levels;
•	improved standardization and better utilization of products;
•	higher and more consistent service levels; and
•	more efficient utilization of existing labor force.

Benefits to Manufacturers:

•	improved membership, sales and consumption data;
•	better production efficiencies;
•	lower inventory levels;
•	improved sales force productivity;
•	higher contract compliance by providers on negotiated agreements;
•	reduced errors and pricing discrepancies;
•	extension of existing sales and distribution channels into new markets; and
•	enhanced ability to manage service levels.

Benefits to Distributors:

•	improved invoice accuracy;
•	increased number of electronic connections to hospitals;
•	lower inventory levels;
•	lower accounts receivable levels;
•	higher fill rates and service levels;
•	lower order handling and order management costs;
•	lower connectivity and trading partner maintenance costs;
•	enhanced ability to manage customer products files electronically;
•	lower labor costs; and
•	enhanced product and contract information capture and access.

Benefits to Group Purchasing Organizations:

•	improved member compliance;
•	enhanced ability to track product and contract compliance;
•	enhanced ability to quickly identify new and existing product trends or opportunities for members;
•	opportunity to improve current business processes;
•	reduced contracting periods; and
•	enhanced information capture and access.

Our Trading Partners

Our marketplaces empower our healthcare trading partners, including healthcare providers, manufacturers, distributors and GPOs, to optimize their supply chains.

Healthcare Providers

Healthcare providers using our marketplaces include independent hospitals, hospital alliances and IDNs.

Our key hospital alliance trading partners are VHA, and University HealthSystem Consortium, or UHC. VHA is a nationwide network of more than 2,200 leading community-owned healthcare organizations and their physicians. It comprises 26% of the nation’s community hospitals. UHC represents 75% of the academic medical centers in the U.S. and is an alliance of 87 academic medical centers and 110 associate members.

As of December 31, 2001, we had agreements with 657 VHA, UHC and Healthcare Purchasing Partners International, LLC, or HPPI, member hospitals. These agreements name us as the hospitals’ exclusive e-commerce provider. Our participation agreements with healthcare providers require each healthcare provider to conduct 50% of its available purchasing through Marketplace@Novation within a specified time period. Our hospitals customers include some of the leading hospitals and IDNs in the U.S.

Suppliers

As of December 31, 2001, we had agreements with 171 manufacturers and distributors to support their participation in Marketplace@Novation. Our current suppliers include a number of leading manufacturers and distributors and represent a broad range of product categories, including medical supplies, surgical supplies, pharmaceuticals, diagnostic imaging products, laboratory products, capital equipment, dietary and food products and business products.

In general, our agreements with these suppliers provide for the payment to us of a fee equal to a negotiated percentage of the purchase price of products that are sold through our marketplaces. In many instances, partly as a result of the business relationship between Novation, LLC, or Novation, and certain suppliers, Novation has opted to pay these fees associated with Marketplace@Novation on behalf of the supplier. In 2001, we introduced a new marketplace services fee model to suppliers that is based on the dollar volume of products each supplier sells to signed providers, including those that have not yet been implemented to Marketplace@Novation.

Group Purchasing Organizations

Our GPO trading partners are Novation and Medbuy Corporation, or Medbuy. Novation is a leading supply management company in healthcare and serves the purchasing needs of more than 2,300 member healthcare organizations of VHA and UHC. Novation, which is owned by VHA and UHC, has indicated that it manages more than $19.4 billion in annual purchases for VHA and UHC, as well as the members of HPPI. Medbuy is the largest national medical GPO in Canada. According to Medbuy, its members purchase approximately $137 million (USD) annually under Medbuy contracts. Collectively, these GPOs have agreements with approximately 500 manufacturers and distributors. While we continue to believe that our relationship with Medbuy will provide important access to the Canadian market, to date this relationship has developed more slowly than we initially anticipated.

Strategic Alliances

We enter into alliances with leading technology and healthcare-related organizations to enhance the portfolio of applications and services that we offer to our trading partners, collaborate on research and development, increase usage of our marketplaces and extend our sales and marketing resources. We have entered into strategic alliances in the following areas:

Marketplace Sponsors

We have entered into strategic relationships with Novation and Medbuy, the sponsors of our two acute care focused marketplaces, Marketplace@Novation and Canadian Health Marketplace, or CHM, respectively. Both marketplace sponsors are established healthcare industry participants. We believe that strategic alliances with established industry participants accelerate adoption of our marketplaces.

Marketplace@Novation is sponsored by Novation, the U.S.’s leading healthcare GPO, and its owners, VHA and UHC. VHA and UHC’s member healthcare organizations purchase approximately $19.4 billion annually, which represents approximately one-third of the U.S. acute care market. In 2000, we entered into a ten-year relationship with Novation, VHA and UHC, in which these organizations named us as the exclusive e-commerce solution they will offer to their members.

CHM is sponsored by Medbuy, which represents more than 20% of the Canadian healthcare market, measured in active beds for acute, pediatric and long-term care. In 2000, we entered into a ten-year strategic relationship with Medbuy to jointly develop a comprehensive Internet solution for the Canadian healthcare market. The agreement names us as Medbuy’s exclusive provider of an Internet e-commerce solution for the procurement of products and services. In an effort to accelerate our penetration in the Canadian health market, and the adoption of CHM which is still early in its development, we are currently in discussions with Medbuy to potentially restructure the relationship and our strategy in the Canadian health market.

Technology Partners

We believe that by entering into strategic relationships with leading technology companies, we can effectively expand our portfolio of solutions and leverage the sales, marketing and services reach of these companies.

We have entered into a series of agreements with i2 Technologies, Inc., or i2 Technologies, a leading provider of marketplace solutions, to develop, deploy and market Internet supply chain solutions for healthcare. Using i2 Technologies’ solutions, we expect our Internet marketplaces to deliver greater value-added services and supply chain applications to the healthcare community, including healthcare manufacturers, distributors and providers, to improve trading relationships and reduce costs. We are collaborating on product development, marketing, sales and service activities and will share revenue. Initially, we have leveraged i2 Technologies’ technology to accelerate the delivery of our Sourcing Catalog and Contract Viewing applications, and expect further deployments as the unique requirements of the healthcare market are prioritized and delivered in the core i2 Technologies products.

We have entered into agreements with Lawson Software, or Lawson, and PeopleSoft, Inc., or PeopleSoft, to integrate their materials and enterprise management applications with our marketplaces. We expect to continue to enter into new relationships with software providers that offer enterprise systems to hospitals and suppliers, with the intent of leveraging deeper integration with these systems to enhance the value of our inter-enterprise focused marketplaces.

We currently rely on software that we have licensed from a number of vendors. For example, we use software that we license from iPlanet, Inc. to provide part of our Website infrastructure, we use software that we license from Oracle Corporation, or Oracle, to support the underlying database needs of our marketplaces and we use Gentran software that we license from Sterling Commerce, Inc., or Sterling Commerce, to process EDI documents that we receive from our customers. We use several other commercial software products and will continue to do so to minimize development costs and accelerate time to market.

Healthcare Partners

We focus on integrating and augmenting existing industry leading solutions to enhance our speed to market and speed to value delivery to our trading partners. We work closely with a number of healthcare technology, services and supply industry leaders to more rapidly deliver complete, cutting-edge healthcare supply chain solutions that bring increasing value to our trading partners.

In July 2001, we entered into an agreement with InSource, under which we are able to offer to our hospital trading partners certain supply chain data services provided by InSource.

In August 2001, we entered into an agreement with GHX to create a comprehensive, integrated supply chain solution for the healthcare industry and to deliver a more comprehensive supply chain solution to help our supplier and hospital customers more quickly realize the benefits of e-commerce and minimize the costs of connectivity and information exchange. GHX was formed by five leading manufacturers to the healthcare industry: Abbott Laboratories, Baxter International, Inc., GE Medical Systems, Johnson & Johnson and Medtronic, Inc. In addition, GHX licensed portions of our NeoConnect solution suite, which supports the rapid integration of trading partners for supply chain collaboration.

In December 2001, we entered into an agreement with Revelocity. Under this agreement, we will offer inventory and materials management services to healthcare providers and we will develop and deploy vendor managed inventory solutions to be offered to both healthcare providers and suppliers.

We plan to continue to form alliances with healthcare industry leaders to enhance and expand the reach and value of our applications and services.

Sales, Marketing and Services

We sell our solutions through a direct field sales force in our sales and services organization. This direct field sales force primarily targets the acute care healthcare provider market and focuses on signing healthcare providers to participate in our marketplaces, driving increased marketplace utilization levels and selling our Trading Partner Services. This sales force works closely with our implementation specialists to speed our response to our trading partners’ needs and to ensure that each trading partner has a single point of contact within our organization. Marketplace management teams support specific marketplace customers and integrate those customers into the ongoing selling effort required to enroll new buyers and suppliers into those marketplaces. Our field sales force has significant experience in the sale of medical products, medical equipment, healthcare supply chain and information technology systems. We believe that we can strengthen our relationships with our trading partners by providing outstanding account management and services.

Our relationships with a number of our strategic allies include joint and cross selling and marketing of our marketplaces, solutions and services. For example, under our strategic relationship with Novation, VHA and UHC, the sales forces of these organizations are exclusively promoting our e-commerce solutions to providers and suppliers, which significantly aids in our sales and marketing efforts. In addition, under our agreements with i2 Technologies, the i2 Technologies sales force is promoting the use of our products and services to existing and potential customers.

Our marketing organization supports the marketing needs of our marketplace management teams, our co-marketing activities with our strategic allies and our overall corporate marketing initiatives. Our marketing programs include traditional and Internet-based marketing initiatives, such as seminars via the Internet, to increase awareness of our brand, to attract new buyers and suppliers to our solutions and to educate our trading partners on how to optimize their use of our solutions. These programs include a variety of public relations initiatives, such as participation in industry conferences and trade shows and ongoing relationships with healthcare, Internet and technology media and industry analysts. We believe these relationships significantly extend our internal sales resources and will accelerate adoption of our marketplaces.

Our sales, marketing and services group consisted of 66 full-time employees as of December 31, 2001.

Technology

We have invested, and will continue to invest, in both systems and software to provide the technology platform for building and operating Internet marketplaces that optimize supply chain performance. We have developed our technology infrastructure to address the three primary elements of a hosted supply chain marketplace: connectivity, content and Web services. These services are deployed on a marketplace platform that we plan to continue to enhance on a periodic release basis.

Functionality

Connectivity

The first step in delivering value to our trading partners is connecting their people and business information systems to our marketplaces. Our connectivity infrastructure, NeoConnect, includes both dial-up and Internet-based access for healthcare providers, manufacturers and distributors, deployed to operate as a high-availability, redundant system. We leverage commercial technologies from leading vendors to support transaction routing and reporting, and have developed custom software to connect these various solutions. Our connectivity infrastructure is designed to support increasing marketplace volumes from healthcare providers, manufacturers and distributors. NeoConnect supports extensive bi-directional transaction sets, including ordering, confirmation, shipping notices, invoicing and catalog updates, and is adaptable to trading partners who use existing EDI systems, XML-based communications and/or Web-based interfaces to our marketplaces.

Content

We have invested in extensive catalog and transaction content indexing and normalization efforts. We plan to continue to provide content rationalization services, both directly and through our strategic relationships, to enable healthcare providers, manufacturers and distributors to make buying and selling decisions, evaluate performance against committed contracts and understand standardization opportunities. Our content solutions leverage internally developed applications for moving, indexing and cross-referencing data that can be leveraged across multiple marketplaces. Additionally, we use commercial applications to store, search and display this data for use by both provider and supplier customers. We intend to continue to develop and extend our content business to include additional products, cross-references between suppliers and contracts and other value-added services that facilitate supplier and provider communication.

Web Services

Our marketplaces consist of a number of Web-based services, including user administration, connectivity, order management, reporting and analysis, catalog and contract management and optimization and collaboration solutions. We have developed these and other services in close consultation with healthcare provider, manufacturer, distributor and GPO user groups. Our currently deployed marketplaces reflect the prioritized services we believe are necessary to enhance the performance of our trading partners’ supply chains. We believe that additional application development, both in-house and through other relationships, will further extend the breadth of solutions available to support high-value collaborations between current and potential trading partners. As a part of our relationship with i2 Technologies, we plan to deploy some of the applications from i2 Technologies’ portfolio as hosted solutions for use within our marketplaces. Our prioritization of Web Services development is driven heavily by customer user groups and task forces and is centered around extending the utility of existing legacy systems installed at our provider and supplier customer sites. We have developed Web-based training and customer support services to speed the adoption of these solutions.

Infrastructure

Open Architecture

Our open architecture supports integration with our trading partners’ existing legacy systems. The ability to integrate with these diverse systems is important for us to aggregate a wide range of providers and suppliers in our marketplace with minimal disruption to their existing processes. We believe our architecture is based on industry standards and enables us to rapidly introduce new features and functionality.

Scalability, Performance and Availability

Our highly modular, distributed architecture is designed to enable us to readily add capacity as the number of users and transactions increase on our system. We have fully-redundant hardware systems which, when combined with our distributed architecture, enable us to provide our services on an uninterrupted basis, even in the event of partial system failure. By locating our data centers at two facilities with two different vendors, we are able to easily and rapidly expand our network bandwidth and maintain the physical security of our systems. We have invested in, and plan to continue to support, a co-located backup system in the event of geographic catastrophe.

Security

Our platform for building and operating Internet marketplaces contains a variety of features to ensure the secure transmission of business information among multiple trading partners and to protect against communication failures. We use secure sockets layer, or SSL, an Internet security protocol, at appropriate points in the transaction flow to protect user information during transactions. User information is encrypted to provide a high degree of security. Our employees do not have access to user information, except as necessary to perform customer service functions. The system authenticates users through standard secure login and password technologies.

Product Development and Operations

We intend to continue to expand and enhance the functionality of our solutions. We have invested our product development resources in enhancing our infrastructure to support increasing marketplace volumes, delivering supply chain solutions that support ordering and pricing visibility for our trading partners, extending our catalog services and improving our extensive reporting and analytics functionality. We intend to continue to enhance our existing solutions within our marketplaces and continue our practice of quarterly releases to continue driving increased utility and value for healthcare manufacturers, distributors and providers.

Our current product development efforts are focused on extending the enterprise and supply chain analytics capabilities made possible by the marketplace volume and data flow through our marketplaces, providing demand, contract and procurement collaboration services for our trading partners and developing contracting and performance solutions to support committed purchasing and supply relationships.

For both our current and future product development activities, we plan to continue to leverage our technology partners to accelerate delivery and minimize development risk. Our strategic relationship with i2 Technologies includes provisions for conducting joint development projects aimed at extending the i2 Technologies solution suite to specifically address the needs of the healthcare supply chain. These joint development projects include the definition of a specific statement of work, commitment of resources by both us and i2 Technologies and the assignment of intellectual property on a project-by-project basis.

Our customer service organization provides support to our customers twenty-four hours a day, seven days a week on topics such as communications, marketplace functionality and access, training in marketplace use and management and document tracking. Additionally, we expect that our customer service group will provide premium services for a fee to customers who require more personal attention, greater staff support and/or extended training services.

Our product development and operations group, which includes our customer service group, is responsible for translating customer needs into detailed functional and technical specifications, configuring and developing software applications and Web services to meet these specifications, testing and verifying performance and operating and supporting these solutions in a high-availability production environment. As of December 31, 2001, we had  97 full-time employees in this group. Depending on the number and complexity of current development projects underway, our staff is augmented using both independent contractors and consulting firms.

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

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license TradeMatrix software from i2 Technologies to offer procurement and order management functions. We also license Gentran software from Sterling Commerce for the processing of order transactions from our customers. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, the diversion of resources from the development of our products, the inability to generate revenue from new products sufficient to offset associated acquisition costs and the maintenance of uniform, effective products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our services until equivalent technology can be identified, licensed or developed and integrated into our current technology. These delays, if they occur, could seriously harm our business.

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

Competition

The online healthcare supply chain market is rapidly evolving and highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the healthcare supply chain. Competitors include:

•	e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy.com, Inc. and Broadlane, Inc.;
•
healthcare exchanges that have been formed by suppliers, namely GHX, which was founded by five healthcare manufacturers, and which acquired HealthNexis, an exchange formed by four healthcare distributors, AmerisourceBergen Corporation, Cardinal Health, Inc., Fisher Scientific International, Inc. and McKesson HBOC, Inc., or McKesson;

•	suppliers that have created their own Websites that offer e-commerce functions to their customers for the sale of their products and services;
•	enterprise resource application software vendors that offer solutions in the healthcare market, such as Lawson, McKesson, Oracle, PeopleSoft and SAP AG;
•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba, Inc., or Ariba, and Commerce One, Inc.; and
•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;
•	number of buyers using their services and the volume of their purchases;
•	level of bias, or perceived bias, toward particular suppliers;
•	existing relationships;
•	compatibility with suppliers’ existing sales and distribution methods;
•	the amount of the fees charged to suppliers;
•	functionality, ease of use and convenience;
•	ability to integrate their services with suppliers’ existing systems and software; and
•	quality and reliability of their services.

In addition, we believe that companies in our market compete to provide services to buyers based on:

•	brand recognition;
•	breadth, depth and quality of product offerings;
•	ease of use and convenience;
•	number of suppliers available through their marketplace;
•	ability to integrate their services with buyers’ existing systems and software;
•	quality and reliability of their services; and
•	customer service.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;
•	secure services and products from suppliers on more favorable terms;
•	devote greater resources to marketing and promotional campaigns;
•	secure exclusive arrangements with buyers that impede our sales; and
•	devote substantially more resources to Website and systems development.

Our current and potential competitors’ services may achieve greater market acceptance than ours. Our existing and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to buyers and suppliers, potential employees and strategic allies. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our buyer and supplier base or retain our current buyers and suppliers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, gross margins and market share.

Employees

As of December 31, 2001, we had 196 full-time employees, including 66 in sales, marketing and services, 40 in product development, 57 in operations and 33 in general and administrative functions. Our future success will depend, in part, on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe our relations with our employees are good. We also use independent contractors and consultants to support our services, primarily in product development and operations.

ITEM 2.     Properties

As of December 31, 2001, our executive, administrative and operating offices were located in approximately 116,000 square feet of office space located in San Jose, California under a sublease scheduled to expire in March 2007. We occupy approximately 84,300 square feet of this facility and subleased approximately 31,700 square feet to a corporation under a sublease that was initially set to expire in October 2003. In September 2001, we received notification that this corporation intended to vacate the subleased premises and in January 2002, we reached a settlement with the sublessee allowing them to vacate the space. In February 2002, we subleased approximately 20,000 square feet to a new corporation for a term of one year, after which this corporation will sublease a total of approximately 31,700 square feet for the following two years. We have occupied this facility since April 2000, when we moved from our previous headquarters located in Santa Clara, California. At the time of our move, we entered into agreements to terminate our leases in Santa Clara.

We also lease offices in San Francisco, California and Atlanta, Georgia. Our San Francisco office is located in the previous headquarters of Pharos Technologies, Inc., or Pharos, our subsidiary that we acquired in January 2000. The facility is approximately 2,400 square feet and the lease expires in December 2004. Our Atlanta office is approximately 3,900 square feet and the lease expires in October 2002. During the year, we also leased an office in Carlisle, Pennsylvania, which was located in the previous headquarters of U.S. Lifeline, or USL. As part of the sale of USL to Medical Distributions Solutions, Inc., or MDSI, in April 2001, MDSI assumed the operating lease on this facility as of the closing date.

We also maintained two facilities in the metropolitan area of Chicago, Illinois for our recently divested Auction operations. We entered into a lease that expires in February 2004 for our facility located in Arlington Heights, Illinois that is 19,765 square feet and served as the headquarters for our Auction operations. Additionally, we entered into a lease which expires in November 2002 for a second location in Elk Grove Village, Illinois. The facility is approximately 124,000 square feet and served as storage for consigned or purchased items until they were sold in an auction. We also maintained a lease that expired in July 2001 on a facility in Santa Fe Springs, California, which was approximately 21,000 square feet of warehouse space for consigned items and which was the primary location of our auction activities on the West Coast.

ITEM 3.     Legal Proceedings

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) related to our initial public offering, or IPO, on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. The complaints in these actions are virtually identical and have since been consolidated. The lawsuits also named certain of the underwriters involved in the IPO, including Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens, as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received ”excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of our stock. Neoforma and our officers are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, rescissory damages to members of the class that no longer hold our stock, interest, attorney and expert fees and other litigation costs. We plan to vigorously defend these actions.

On January 11, 2002, we filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of our subsidiary, Neoforma GAR, Inc., which had provided

Auction services. Prior to filing of the suit, we had accelerated all principal payments under the promissory note, due to Med-XS’s failure to make scheduled payments under the promissory note, and made demand to Med-XS for the entire $2.4 million. Defendants have made a counterclaim to the suit, alleging breach of contract, fraud, and breach of implied covenant of good faith and fair dealing. We have filed a motion to dismiss the counterclaims. We believe that our suit ultimately will be successful, although litigation is inherently uncertain and we cannot assure you that we will prevail in this matter.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol NEOF since January 24, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated and reflects our 1-for-10 reverse stock split effected on August 27, 2001.

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2000
First quarter (from January 24, 2000)	$735.30	$163.80
Second quarter	$161.90	$60.60
Third quarter	$81.90	$26.90
Fourth quarter	$33.10	$6.30

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2001
First quarter	$17.50	$7.19
Second quarter	$12.19	$6.60
Third quarter	$9.90	$3.15
Fourth quarter	$30.68	$6.50

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.

Recent Sales of Unregistered Securities

On January 25, 2001, we canceled UHC’s warrant to purchase up to 563,957 shares of our common stock and issued to UHC 563,957 shares of our restricted common stock in substitution for such warrant. The restricted common stock that we issued to UHC is subject to the identical performance-based vesting criteria to which the warrant was subject. These securities issuances were not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In January 2001, we completed a $30.5 million private round of financing in which we sold 1,804,738 shares of our common stock at $16.90 per share to three strategic investors, VHA, UHC and i2 Technologies. No underwriters were used in the transaction. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Holders of Record

As of March 25, 2002, there were approximately 560 holders of record of our common stock. This number does not include a significant number of stockholders for whom shares were held in a nominee or street name.

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

Use of Proceeds

We sold 805,000 shares of our common stock on January 24, 2000, pursuant to a registration statement on Form S-1, Registration No. 333-89077, which was declared effective by the Securities and Exchange Commission on January 24, 2000. From January 24, 2000 through December 31, 2001, we used all of the net proceeds from our initial public offering primarily to fund operating losses and working capital requirements.

ITEM 6.     Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from our historical consolidated financial statements. When you read this selected consolidated financial data, it is important that you also read the historical consolidated financial statements and related notes included in this annual report, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

See Note 2 of notes to consolidated financial statements for an explanation of the determination of the number of shares used in computing per share amounts.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
Marketplace revenue:
Related party	$—	$—	$—	$81	$24,567
Other	—	—	83	1,257	1,130

Total Marketplace revenue	—	—	83	1,338	25,697
Trading Partner Services revenue:
Trading Partner Services	—	—	921	4,479	1,877
Sales of used equipment	—	—	—	4,629	250

Total Trading Partner Services revenue	—	—	921	9,108	2,127

Total revenue	—	—	1,004	10,446	27,824
Operating Expenses:
Cost of equipment sold	—	—	—	3,544	216
Cost of services	—	—	—	8,247	14,217
Operations	—	627	5,941	13,517	15,782
Product development	179	1,494	8,161	24,599	17,638
Selling and marketing	153	1,411	16,860	53,216	28,699
General and administrative	76	1,075	17,937	25,922	17,644
Amortization of intangibles	—	—	715	25,700	29,274
Amortization of partnership costs	—	—	—	30,491	77,271
Cost of warrant issued to recruiter	—	—	2,364	—	—
Write-off of acquired in-process research and development	—	—	—	18,000	—
Abandoned acquisition costs	—	—	—	2,742	—
Restructuring	—	—	—	2,100	—
Impairment of intangibles	—	—	—	—	13,116
Costs of anticipated divestitures	—	—	—	14,446	81,486
Write-down of non-marketable investments	—	—	—	—	8,400
Gain on divested businesses	—	—	—	—	(258)

Loss from operations	(408)	(4,607)	(50,974)	(212,078)	(275,661)
Other Income (Expense):
Interest income	—	66	659	4,464	609
Interest expense	(15)	(22)	(676)	(1,289)	(1,826)
Other income (expense)	7	—	(29)	88	253

Net loss	$(416)	$(4,563)	$(51,020)	$(208,815)	$(276,625)

Net loss per share:
Basic and diluted	$(0.51)	$(16.53)	$(191.51)	$(24.87)	$(17.65)

Weighted-average shares—basic and diluted	808	276	266	8,395	15,674

Pro forma net loss per share:
Basic and diluted		$(3.55)	$(16.31)	$(24.12)	$(17.65)

Weighted average shares—basic and diluted		1,285	3,128	8,658	15,674

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$32	$812	$46,775	$29,760	$15,663
Working capital	(23)	214	36,888	(947)	(336)
Total assets	55	1,672	77,369	513,938	296,236
Notes payable, less current portion	385	279	7,743	7,958	20,635
Mandatorily redeemable convertible preferred stock	—	3,884	88,812	—	—
Total stockholders’ equity (deficit)	(390)	(3,155)	(31,863)	468,791	251,582

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should always be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Factors That May Affect Future Operating Results and elsewhere in this report.

Overview

Neoforma is a leading healthcare supply chain and information solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance and we provide complementary solutions to our trading partners that enable them to increase the value they derive from our marketplaces. Our objective is to develop the industry standard supply chain operating system for healthcare. Our solutions enable the participants in the healthcare supply chain, principally healthcare providers, manufacturers, distributors and GPOs, to significantly improve business processes within their organizations and among their trading partners. These solutions consist of Web-based applications and services for our customers, or trading partners, that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include healthcare providers, including hospitals and IDNs and GPOs, and the manufacturers and distributors that sell products and services to them.

Historically, we have offered four primary services—Shop, Auction, Plan and Services. Our Shop service provided private marketplaces where buyers could easily identify, locate and purchase new products and suppliers could access new customers and markets. Healthcare providers could use our Shop service to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service created an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provided interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believed represented industry best practices, together with floor plans and information about the products in the room. Our Services organization provides scalable and cost-effective implementation solutions for both healthcare providers and suppliers.

In late fiscal 2000, we decided to refocus our development efforts and internal resources on our core business of building and operating Internet marketplaces to optimize supply chain performance for our trading partners. As part of this effort, we developed a plan to eliminate any operations that were not aligned with this core strategy. As such, in early fiscal 2001, we announced our intent to divest our Auction operations and portions of our Plan operations. In April 2001, we implemented part of this strategy by selling USL and FDI Information Resources, LLC, or FDI, which together comprised substantially all of our Plan operations, to MDSI and Attainia, Inc., or Attainia, respectively. In September 2001, we completed the sale of our Auction operations to Med-XS, which completed the divestitures we had planned to execute in 2001 as part of our refocused strategy.

During the fourth quarter of 2001, in order to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the more scalable acute care business, we obtained board approval to begin exploring strategic alternatives for our Atlanta-based alternate site healthcare business unit, NeoMD, which consists primarily of the assets of our wholly-owned subsidiary, EquipMD. Concurrently, we are continuing to streamline our organizational structure to increase operational efficiency in part by reallocating or eliminating internal assets focused on the alternate site healthcare business. The costs relating to divesting the NeoMD operations, as well as the charge to write down the assets of the business to our estimate of the current fair market value, are reflected in our statement of operations for the period ended December 31, 2001 as costs of anticipated divestitures.

As part of our focus on our core business and the divestitures of a number of our non-core operations discussed above, the nature and mix of our revenue shifted substantially during the year ended December 31, 2001. During 2001, our revenue streams consisted of two primary types of revenue: marketplace revenue and trading partner services revenue. Marketplace revenue is comprised of transaction and subscription based fees paid by the buyers and the suppliers of products on our marketplaces, as well as fees paid by marketplace sponsors such as GPOs. Trading Partner Services revenue in 2001 consisted of revenue generated from the sale or license of complementary applications and services to users and potential users of our marketplaces. Trading partner services revenue historically has consisted of:

•	setup fees from participating sellers to digitize their product information for display on our Website;

•	subscription and transaction based fees paid by healthcare providers and suppliers for our management and disposition of their used medical equipment through our Auction asset recovery service;

•	product revenue related to the sale of medical equipment that we purchased for resale through our live and online auction services;

•
sponsorship fees paid by sellers of medical products and services used in planning and outfitting healthcare facilities in exchange for the right to feature their brands and products on our now divested Plan service;

•	license fees from the sale of software tools and related technical information for the equipping and planning of healthcare facilities; and

•	service delivery fees for implementation and consulting services paid by users of our marketplaces.

We recognize transaction fees as revenue when the seller confirms a buyer’s order. Marketplace subscription fees are recognized ratably over the period of the related agreement with the applicable buyer or supplier. Setup fees have been recognized upon completion of the related services. For live and online auction services, we recognized seller transaction fees, as well as a buyer’s premium, when the product was sold. Product revenue, representing the difference between the amount we paid for the equipment and the price paid to us on resale, was recognized when the product was shipped or delivered, depending on the shipping terms associated with each transaction. As a result of our divestiture of our Auction operations, we do not expect to recognize any revenue from live and online auction services or product revenue in 2002. Sponsorship and subscription fees related to our divested Plan operations were recognized ratably over the period of the agreement. With respect to software licenses, license fees are recognized when the software has been delivered and there are no other contingencies related to our performance. If license fees are contingent upon our performance subsequent to delivery, we defer recognition of such fees or the fair market value of the undelivered element requiring performance until we have completed performance. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services revenue for implementation projects are generally fixed fee arrangements, and as a result of the nature of the projects, we recognize such fees on a completed contract basis. Revenue for other services, including training and consulting, is recognized as services are performed for time and material arrangements. For most other fixed fee arrangements, we use the percentage of completion method based on labor input measures when appropriate, and in cases where percentage of completion is not feasible, we defer recognition of the revenue in its entirety until the contract is completed.

We are continuing to identify new potential revenue opportunities within the scope of our core strategy of developing and operating Internet marketplaces. We have identified opportunities to develop and sell additional products and services into our existing customer base that will provide significant value to trading partners using our marketplaces and could represent significant future revenue opportunities. In connection with this strategy, we have refocused our efforts on identifying opportunities to license the proprietary technology that we have developed and are developing for internal use as part of our marketplace development efforts. While licensing these internally developed software and technology solutions has been part of our core strategy, only recently have our marketplaces achieved volume levels sufficient to validate our technology and enable us to pursue technology licensing opportunities. While our sale of certain software and technology underlying our connectivity solution to GHX in August 2001 was the first such sale of our proprietary, internally developed software, we intend to continue to market our technology solutions to other marketplace providers and participants in the healthcare industry, as well as in other vertical markets.

Both our revenue and operating expenses increased significantly over the course of fiscal 2001. We generated increased revenue from the growth of our marketplace revenue primarily due to higher transaction and subscription fees resulting from increased volume through Marketplace@Novation, our largest marketplace. The increase in operating expenses during 2001 was primarily due to increases in our amortization of partnership costs relating to our outsourcing and operating agreement with Novation, VHA, UHC and HPPI, increased costs of anticipated divestitures resulting from the write-down of the assets of our NeoMD business in conjunction with our plans to divest the business and increased costs incurred to write-down certain non-marketable investments and intangible assets.

Strategic Partnerships

Under the terms of our outsourcing and operating agreement, which was approved by our stockholders on July 26, 2000, VHA received approximately 4.6 million shares of our common stock, representing approximately 36% of our then outstanding common stock, and UHC received approximately 1.1 million shares, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 3.1 million and approximately 800,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, which is available only to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing $22 billion of combined purchasing volume at the end of the fourth year.

Under our outsourcing and operating agreement, we have agreed to provide specific functionality to Marketplace@Novation. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our marketplaces, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In October 2000, we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase approximately 3.1 million shares of our common stock. In substitution for the warrant, we issued to VHA approximately 3.1 million shares of our restricted common stock. On January 25, 2001, we and UHC agreed to amend our common stock and warrant agreement to provide for the cancellation of the remaining unexercised portion of the performance warrant to purchase approximately 600,000 shares of our common stock. In substitution for the warrant, we issued to UHC approximately 600,000 shares of our restricted common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the same performance targets that were contained in their original warrants are not met.

In January 2001, we entered into an amendment to the outsourcing and operating agreement. Under the terms of the amended outsourcing and operating agreement, which was effective as of January 1, 2001, Novation agreed to guarantee a minimum fee level to us, which is based on a percentage of the gross marketplace volume processed through Marketplace@Novation, subject to certain performance criteria on our part. The amended outsourcing and operating agreement also includes modifications to revenue sharing provisions under which we agreed to share specified fees we receive for products and services sold through or related to our marketplaces. We agreed to share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces as well as revenue related to the distribution or licensing of software and other technology solutions. We do not share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the amended outsourcing and operating agreement, we will not share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The amended outsourcing and operating agreement also includes modifications to certain supplier recruitment and supplier implementation provisions of the original agreement.

In September 2001, the parties agreed to amend the amended outsourcing and operating agreement. Pursuant to the amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the actual transaction itself was not handled through the marketplace. As a result, we will be able to provide to our trading partners within Marketplace@Novation information relating to all purchases made by members from suppliers that have agreed to participate in Marketplace@Novation, thereby enhancing our ability to capture this critical supply chain data. This revision enables us to capture important purchasing information without first requiring full adoption of our connectivity services.

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies under which they purchased a total of approximately 1.8 million shares of our common stock at a purchase price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers. After the closing of the financing, VHA and UHC owned 48.8% and 12.1%, respectively, of our then total shares of outstanding common stock, assuming exercise of all outstanding stock options and warrants to purchase our common stock.

Divestitures

As a result of the then planned divestitures of our Auction and USL operations, at December 31, 2000, we wrote down the assets of those operations to our estimate of the net realizable disposal value of the operations based on their activity through that date. Additionally, we recorded an accrual for the anticipated costs to sell these operations. The total impact of these planned divestitures on our statement of operations for the year ended December 31, 2000 was $14.4 million, which consisted of a $13.3 million reduction in the net realizable value of the assets relating to the operations to be sold and $1.1 million of accruals for anticipated deal costs, including any severance for the employees of those operations, accrued rent relating to potentially idle facilities, as well as financial and legal advisory fees. As of December 31, 2001, $370,000 of the accrual had been utilized for severance and other employee related costs associated with the divestitures. The remaining $730,000 accrual consists primarily of accrued rent relating to idle facilities formerly utilized by the divested businesses.

In April 2001, we completed the sale of substantially all of the assets of our USL operations to MDSI. Under the terms of the asset purchase agreement, we agreed to transfer substantially all of the net assets of the USL operations, totaling approximately $750,000, in exchange for $500,000 of cash delivered upon the closing and a $750,000 non-interest bearing promissory note payable in annual installments over five years. The net result of the transaction was a gain on the divestiture of the USL operations of $500,000.

In April 2001, we entered into an agreement to sell substantially all of the remaining assets of our Plan operations, valued at approximately $1.8 million, to Attainia, a company created by several former Neoforma employees, including the two founders of Neoforma. In consideration, we received 1,490,637 shares of Attainia’s Series A Preferred Stock, valued at $0.50 per share, which resulted in consideration of $745,000 being provided to us upon closing. These shares are recorded as non-marketable investments in the accompanying consolidated financial statements. The net result of the transaction was a loss on the divestiture of these assets of $1.1 million.

In September 2001, we completed the sale of substantially all of the assets of our Auction operations to Med-XS in exchange for consideration in the amount of $2.5 million. We agreed to contribute $1.8 million of net assets, consisting of $300,000 of tangible assets, including inventory and fixed assets, and $1.5 million of intangible assets, net of approximately $180,000 of eliminated liabilities. The consideration provided by Med-XS at closing on September 5, 2001 consisted of $150,000 cash and a $2.4 million promissory note payable over two years. In addition to the consideration discussed above, we will receive a revenue share and profit share from Med-XS on the sold business, which will be recognized when earned. The net result of the transaction was a gain on the divestiture of these assets of $879,000. To date, we have received only the closing amount of $50,000 from Med-XS. In January 2002, we filed suit against Med-XS for failure to make any subsequent payments due under the promissory note. As of December 31, 2001, we believe that the full amount is collectible and as such, we have not recorded any valuation allowance against this note.

As a result of the planned divestiture of our NeoMD operations, at December 31, 2001, we wrote down the assets of the operations to our estimate of the net realizable disposal value of the operations based on its activity through that date. Additionally, we recorded an accrual for the anticipated costs to sell the operations. The total impact of this planned divestiture on our consolidated statement of operations for the year ended December 31, 2001 was $81.5 million, which consisted of an $81.1 million reduction in the net realizable value of the assets relating to the operations to be sold and $400,000 of accruals for anticipated deal costs, including any severance for the employees of those operations, accrued rent relating to potentially idle facilities and any financial and legal advisory fees. As of December 31, 2001, none of this accrual had been utilized.

Other Matters

In August 2001, as part of our annual meeting of stockholders, the stockholders voted to approve a proposal to change our name from Neoforma.com, Inc. to Neoforma, Inc. Additionally, the stockholders voted to approve a proposal that gave the board of directors the authority to implement a reverse stock split of our common stock at any one of three approved exchange ratios (1-for-6, 1-for-8 or 1-for-10) if it believed that it was in our best interests to do so. On August 27, 2001, we implemented a 1-for-10 reverse split of our common stock as approved by our board of directors.

In December 2001, we became aware of certain factors that indicated that the value of certain assets acquired as part of our acquisition of Pharos in January 2000 had been impaired. As a result of our impairment analysis, we determined that the intangible assets relating to the acquisition, which consisted primarily of acquired technology and intellectual property, had no future realizable value, primarily as a result of our pending discontinuation of the use of those technologies, combined with a lack of any identifiable market to sell those technologies. As a result, as of December 31, 2001, we wrote off the remaining value of the intangible assets relating to the Pharos acquisition, which amounted to $13.1 million, as an impairment of intangibles.

Since inception, we have incurred significant losses and, as of December 31, 2001, had an accumulated deficit of $541.5 million. We anticipate our losses in 2002 will decrease as compared to fiscal 2001 as a result of several factors. These factors include anticipated reductions in non-cash charges such as amortization of intangibles, impairment of intangibles, costs of anticipated divestitures and write-down of non-marketable investments. Additionally, we anticipate a reduction in cash operating losses as a result of increasing revenue combined with relatively minimal increases in cash operating expenses. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the online market for the purchase and sale of new products and services used by healthcare providers, including medical supplies and equipment. To address these risks, we must, among other things, increase the number of marketplaces we build and operate, expand the number of trading partners that use our marketplaces, enter into new strategic alliances, increase the functionality of our services, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Results of Operations

Year Ended December 31, 2000 as Compared to Year Ended December 31, 2001

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services from trading partners or marketplace sponsors that are also significant stockholders of Neoforma. For the years ended December 31, 2000 and 2001, related party marketplace revenue consisted solely of payments from Novation to us under the minimum fee level guarantee provisions of the outsourcing and operating agreement during those periods. This revenue increased from $81,000 for the year ended December 31, 2000 to $24.6 million for the year ended December 31, 2001 as a result of increased marketplace volume through Marketplace@Novation, which increased from $21.6 million in 2000 to $1.2 billion in 2001.

Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Other marketplace revenue was $1.1 million for the year ended December 31, 2001, a 15% decrease from $1.3 million for the year ended December 31, 2000. The decrease was primarily due to the elimination of our Shop services in 2001, partially offset by an increase in revenue from our NeoMD marketplace and from the initiation of supplier paid fees through Marketplace@Novation.

Trading Partner Services Revenue

Trading Partner Services.    Trading Partner Services revenue consists of revenue generated from the sale of complementary applications and services to members and potential members of our marketplaces. Historically, Trading Partner Services revenue consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, historically known as Auction; sponsorship fees paid by sellers to feature their brands and products on our now divested Plan service; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The 58% decrease in Trading Partner Services revenue from $4.5 million for the year ended December 31, 2000 to $1.9 million for the year ended December 31, 2001 was primarily due to reduced revenue from the USL business as a result of the sale of USL in April 2001; reduced revenue from our other Plan operations as a result of the sale of those operations to Attainia in April 2001; and reduced transaction fee revenue from our asset recovery services as a result of the sale of the Auction operations in September 2001. These reductions were partially offset by revenue relating to the sale of RCS to GHX that was recognized during 2001.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our Auction service. We had total sales of used equipment of $250,000 for the year ended December 31, 2001, a decrease from $4.6 million for the year ended December 31, 2000. The decrease is a direct result of our entering into an agreement to sell the Auction operations in July 2001 and the subsequent closing of the sale and the cessation of auction activities in September 2001. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from sales of used equipment.

Operating Expenses

Cost of Equipment Sold.    Cost of equipment sold consists solely of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold decreased from

$3.5 million for the year ended December 31, 2000 to $216,000 for the year ended December 31, 2001. The decrease was due to the sale of the Auction operations in the third quarter of 2001. Because of the sale of our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services increased from $8.2 million for the year ended December 31, 2000 to $14.2 million for the year ended December 31, 2001. The increase was due to the fact that the services group was created early in fiscal 2000, resulting in minimal costs for a significant portion of that period as the group was still building its operations. Additionally, in 2001, the services organization significantly expanded both the quantity and the scope of the implementations and services it provides to our customers, resulting in further increased costs in 2001. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses increased from $13.5 million for the year ended December 31, 2000 to $15.8 million for the year ended December 31, 2001. The increase was primarily due to an increase in operations personnel related costs, an increase in payments to third party consultants and increased expenditures for additional technology costs, such as software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.
Product Development.    Product development expenses consist primarily of personnel expenses and technology costs associated with software and hardware development, as well as fees to consultants and contractors, associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $24.6 million for the year ended December 31, 2000 to $17.6 million for the year ended December 31, 2001. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs that were potentially eligible for capitalization, after consideration of factors such as realizable value, were not material and accordingly were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $53.2 million for the year ended December 31, 2000 to $28.7 million for the year ended December 31, 2001. The decrease was primarily due to reduced sales and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, sales and marketing costs were at significantly lower levels in 2001 as compared with 2000. We do not expect these costs to remain at these reduced levels in 2002. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $25.9 million for the year ended December 31, 2000 to $17.6 million for the year ended December 31, 2001. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we acquired during the previous year, including the USL and FDI operations, and we incurred the full administrative costs of those entities during fiscal 2000. Also, in 2000 we incurred costs resulting from preparations for our initial public offering, which occurred in January 2000. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in 2002.

Amortization of Intangibles.    Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased from $25.7 million for the year ended December 31, 2000 to $29.3 million for the year ended December 31, 2001. The increase was primarily the result of a full year of amortization on the EquipMD intangible assets in fiscal 2001, as opposed to only eight months of amortization taken in fiscal 2000 as a result of the acquisition closing at the end of April 2000. This was offset by the fact that we incurred reduced amortization from the USL and FDI intangibles as a result of the divestitures of those operations during the second quarter of 2001. Additionally, we incurred significantly reduced amortization relating to the General Asset Recovery, LLC, or GAR, and National Content Liquidators, Inc., or NCL, intangibles as a result of the write-down we took on the Auction operations in the fourth quarter of 2000 in preparation for the sale of the Auction operations and because we amortized the reduced intangibles for only a portion of the year as a result of the closing of the sale of the Auction operations during the third quarter of 2001. During the fourth quarter of 2001, we wrote down the Pharos intangibles and effectively all of the intangibles relating to the acquisition of EquipMD as a result of our plans to divest the EquipMD business. As such, we have no material acquisition related intangibles remaining to be amortized as of December 31, 2001, and combined with the recent release of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangibles,” which modifies the accounting for goodwill and certain other intangible assets, we do not expect to incur any amortization of acquisition related intangible assets in future periods.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. To date, capitalized partnership costs represented common stock and warrants issued to VHA and UHC in connection with entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation, as well as certain legal and accounting fees relating to entering into the agreement. We subsequently canceled the warrants issued to VHA and UHC and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs increased from $30.5 million for the year ended December 31, 2000 to $77.3 million for the year ended December 31, 2001. The increase from fiscal 2000 was primarily the result of the amortization of a full year of partnership costs compared to approximately five months for the year ended December 31, 2000, as the outsourcing and operating agreement did not become effective until late July 2000. In addition, there were incremental partnership costs capitalized during fiscal 2001 as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the agreement, we expect partnership costs to continue to increase as VHA and UHC earn the restricted stock and, as a result, we expect the amortization of partnership costs to continue to increase for the next several quarters. See Liquidity and Capital Resources for a further discussion of the outsourcing and operating agreement and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity based compensation and the estimated fair value for accounting purposes of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. In May 2000, we decreased this deferred compensation by $5.1 million as a result of a reduction in workforce related to restructuring activities. Additionally, during the years ended December 31, 2000 and 2001, we recorded $3.4 million and $6.9 million, respectively, in additional reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of this deferred compensation of $25.3 million and $10.1 million during the years ended December 31, 2000 and 2001, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. We recorded amortization of deferred compensation related to these options of $9.0 million and $7.7 million during the years ended December 31, 2000 and 2001, respectively.

In December 2001, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.6 million, representing the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on June 30, 2003 for the officers and on February 16, 2004 for the other employees, subject to continuous employment with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $146,000 during the year ended December 31, 2001.

The remaining total deferred compensation of $11.0 million at December 31, 2001 is expected to be amortized as follows: $7.6 million during fiscal 2002, $3.2 million during fiscal 2003 and $0.2 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the consolidated statement of operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited.

Write-Off of Acquired In-Process Research and Development.    During the year ended December 31, 2000, we expensed $3.0 million and $15.0 million related to the write-off of acquired in-process research and development in connection with the Pharos acquisition and the EquipMD acquisition, respectively. There were no such write-downs during the year ended December 31, 2001.

Abandoned Acquisition Costs.    Abandoned acquisition costs in 2000 consisted primarily of legal, accounting, investment banking and other costs incurred as a result of the termination of the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Eclipsys, Inc. and the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Healthvision, Inc. Abandoned acquisition costs were $2.7 million for the year ended December 31, 2000. There were no such costs during the year ended December 31, 2001.

Restructuring.    Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations in the first half of fiscal 2000. As a result of our transaction with Novation and acquisition of EquipMD in early fiscal 2000, we streamlined our operations to focus on two key global markets, IDNs and hospitals, and physician practices. The restructuring involved both changes in executive management and our organizational structure as well as a reduction in force of approximately 80 individuals in functions largely duplicative or unnecessary as a result of both the Novation agreement and the reorganization. Restructuring costs were $2.1 million for the year ended December 31, 2000. There were no such costs during the year ended December 31, 2001.

Impairment of Intangibles.    Impairment of intangibles represents the reduction of the carrying value of our investment in Pharos to our current estimate of its fair market value as of December 31, 2001. During fiscal 2001, we were unsuccessful in our efforts to identify a buyer for the technology we acquired as part of our acquisition of Pharos. In addition, we have decided to terminate our internal use of the technology acquired. These factors caused us to conclude that the carrying value of the intangibles was not recoverable as of December 31, 2001. As a result, we recorded an impairment charge of $13.1 million during the fourth quarter of 2001 to write off these intangible assets.

Costs of Anticipated Divestitures.    Costs of anticipated divestitures consist of costs and charges we incurred that are the direct result of pending divestitures of certain of our operations and generally relate to any charges required to adjust the carrying value of the assets to be divested to fair value, as well as anticipated deal costs and post-divestiture costs relating to the business, such as rent on idle facilities, severance, legal and financial advisory fees and other ongoing costs.

In the fourth quarter of 2000, our management, working with our board of directors, finalized a plan to refocus our operations on building and managing private Internet marketplaces for our trading partners. As part of this process, we announced our intention to divest two of our operations that were not aligned with that strategy. The operations to be divested were Auction, which consisted primarily of GAR and the assets acquired from NCL, as well as our USL subsidiary. In accordance with this plan, we wrote down the assets of both operations to the estimated net realizable disposal value based on the activity through December 31, 2000. Additionally, we recorded an accrual for the anticipated costs to sell these two operations. The costs of anticipated divestitures of $14.4 million for the year ended December 31, 2000 consisted of a $13.3 million of reduction in the net realizable value of the assets relating to the operations to be sold to reflect the estimated disposal value and $1.1 million of accruals for anticipated deal costs. As of December 31, 2001, the remaining accrual relating to these costs was $729,000.

During the fourth quarter of 2001, in order to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the acute care business, we obtained board approval to begin exploring strategic alternatives for the divestiture of our NeoMD operations. These operations consist primarily of the assets of our wholly-owned subsidiary, EquipMD. As a result of this plan, we wrote down the assets of these operations to the estimated net realizable disposal value based on activity through December 31, 2001. We wrote down the assets, which primarily consisted of goodwill and other intangible assets, by $81.1 million to reflect our estimate of their realizable disposal value as of December 31, 2001. Additionally, we booked an accrual for $400,000 for anticipated post-divestiture costs. As of December 31, 2001, none of this $400,000 accrual had been utilized.

Write-Down of Non-Marketable Investments.    In September 2001, we received notice from Pointshare, Inc. that it was in the process of selling its remaining assets and winding down its operations. Pointshare was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001.

During the fourth quarter of 2001, we wrote off our $5.4 million investment in CarePortal.com, LLC, or CarePortal, formerly known as IntraMedix, LLC, a privately held corporation. Over the course of fiscal 2001, we continued to narrow the focus of our operating efforts to the acute care market and specifically refocused our operations on private marketplaces for trading partners. This fact, combined with uncertainties regarding the financial position of CarePortal, the resulting decline in our estimate of the fair market value of this investment, the lack of visibility on the ultimate recoverability of our investment and our belief that the decline in value was other than temporary in nature, led us to conclude that the investment in CarePortal had no future realizable value as of December 31, 2001.

Gain on Divested Businesses.    Gain on divested businesses consists of the net gain incurred as a result of the divestitures of the USL, FDI and Auction operations during the year ended December 31, 2001. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $500,000, the divestiture of FDI resulted in a loss of $1.1 million and the divestiture of the Auction operations resulted in a gain of $879,000. The resulting net gain on divested businesses during the year ended December 31, 2001 was $258,000.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income decreased from $4.5 million for the year ended December 31, 2000 to $609,000 for the year ended December 31, 2001. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000 and 2001. Interest expense increased from $1.3 million for the year ended December 31, 2000 to $1.8 million for the year ended December 31, 2001. The increase in interest expense was due primarily to interest costs associated with our line of credit with VHA. Other income increased from $88,000 for the year ended December 31, 2000 to $253,000 for the year ended December 31, 2001. This increase in other income was primarily the result of the cancellation of $500,000 of debt under our note payable to the original owner of the GAR business. This $500,000 was cancelled by the former owner of the GAR business in connection with the termination of his employment during fiscal 2001.

Income Taxes.    As of December 31, 2001, we had federal and state net operating loss carryforwards of $324.0 million and $266.7 million, respectively, which will be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2021. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See Note 14 of notes to consolidated financial statements.

Year Ended December 31, 1999 as Compared to Year Ended December 31, 2000

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services made from trading partners or marketplace sponsors that are also significant stockholders in Neoforma. For the year ended December 31, 2000, related party marketplace revenue was comprised solely of payments from Novation to us under the minimum fee level guarantee provisions of the outsourcing and operating agreement during that period. This revenue increased from $0 for the year ended December 31, 1999 to $81,000 for the year ended December 31, 2000. This increase was due to the fact that the operating and outsourcing agreement was not entered into until the middle of fiscal 2000. As a result, there was no such revenue in 1999, as compared to those amounts generated from Novation in 2000.
Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Such revenue was $1.3 million for the year ended December 31, 2000, an increase from $83,000 for the year ended December 31, 1999. The increase was primarily due to higher Shop transaction fees as well as revenue recognized from our NeoMD marketplace that resulted from our acquisition of EquipMD in early 2000.

Trading Partner Services Revenue

Trading Partner Services.    Trading Partner Services revenue consists of revenue generated from the sale of complementary products and services to members and potential members of our marketplaces. Historically, Trading Partner Services revenue consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, historically known as Auction; sponsorship fees paid by sellers to feature their brands and products on our now divested Plan service; license fees from the sale of software tools and related technical information; and service delivery fees for implementation and consulting services paid by users of our marketplaces. The increase in Trading Partner Services revenue from $921,000 for the year ended December 31, 1999 to $4.5 million for the year ended December 31, 2000 was due to several factors, including: revenue as a result of the acquisition of the USL business in 2000; increased revenue from the sale of software licenses and support as a result of our acquisition of FDI at the end of 1999; sponsorship revenue from manufacturers for placement of their products on our Plan Website in 2000; and increased revenue from transaction fees paid for our Auction asset recovery services.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our Auction service. We had total sales of used equipment of $4.6 million for the year ended December 31, 2000, as compared to $0 for the year ended December 31, 1999. The increase from fiscal 1999 is due to the fact that Auction activity for periods prior to fiscal 2000 consisted solely of sales of consigned medical equipment, which we did not own. As a result, revenue related to consigned equipment was recognized, net of settlement costs, as transaction fees and was included in trading partner services revenue. In fiscal 2000, as part of our acquisition of some of the assets of NCL, the Auction service expanded the scope of its operations to include hospital liquidations in which we purchased and took title to the used equipment of a hospital being liquidated in order to sell that equipment through the Auction channel. The sales of used equipment in fiscal 2000 related to used equipment and supplies. As we took title and risk of loss on the equipment, the revenue was reported at the gross sales value, with the related costs being reflected in cost of equipment sold in our consolidated statements of operations.

Operating Expenses

Cost of Equipment Sold.    Cost of equipment sold consists of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold increased from $0 for the year ended December 31, 1999 to $3.5 million for the year ended December 31, 2000. The increase from fiscal 1999 is due to the fact that Auction activity for periods prior to fiscal 2000 consisted solely of sales of consigned medical equipment, which we did not own. As a result of our acquisition of some of the assets of NCL, the Auction service expanded the scope of its operations to include hospital liquidations in which we purchased and took title to the used equipment of a hospital being liquidated in order to sell that equipment through the Auction channel. As we took title and risk of loss on the equipment, the related costs were reflected as cost of equipment sold in our consolidated statements of operations.

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services increased from $0 for the year ended December 31, 1999 to $8.2 million for the year ended December 31, 2000. The increase was due to the fact that we did not perform any of these services until 2000, and thus there were no costs relating to these services during fiscal 1999.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses increased from $5.9 million for the year ended December 31, 1999 to $13.5 million for the year ended December 31, 2000. The increase was primarily due to an increase in operations personnel costs and an increase in payments to third party consultants. These increases were primarily due to hiring personnel, increased expenditures for digitizing and inputting content and technology costs, primarily software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces.

Product Development.    Product development expenses consist primarily of personnel expenses and technology costs associated with software and hardware development, as well as fees to consultants and contractors, associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses increased from $8.2 million for the year ended December 31, 1999 to $24.6 million for the year ended December 31, 2000. These increases primarily related to fees paid to contractors and consultants as well as costs of additional personnel being hired as part of the development of our Shop and Auction platforms and subsequent development of our broader marketplace platforms. Internally generated software development costs that were potentially eligible for capitalization, after consideration of factors such as realizable value, were not material and accordingly were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from $16.9 million for the year ended December 31, 1999 to $53.2 million for the year ended December 31, 2000. The increase was primarily due to increases in salaries and commissions, expenses related to travel, expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliance with Novation, VHA and UHC. These increases were primarily due to significant expansion of our sales and marketing efforts and the hiring of additional sales and marketing personnel.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased from $17.9 million for the year ended December 31, 1999 to $25.9 million for the year ended December 31, 2000. The increase was primarily due to an increase in executive and administrative personnel costs related to our chief executive officer, who was hired in mid-year 1999, and four of our executive officers, who were hired in 2000. These officers, as well as additional finance, accounting and administrative personnel, were on hand for all or most of 2000, but not for any or all of 1999. Additionally, we experienced an increase in recruiting, legal and accounting expenses, primarily related to our initial public offering and subsequent mergers and acquisitions activity, and an increase in expenses related to other consultants, all of which resulted from our growth in fiscal 2000.

Amortization of Intangibles.    Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased from $715,000 for the year ended December 31, 1999 to $25.7 million for the year ended December 31, 2000. The increase was a result of a full year of amortization incurred on the acquisition of GAR in August 1999 and FDI in November 1999, as well as the amortization of intangibles relating to our acquisitions of Pharos in January 2000, USL in March 2000, EquipMD in March 2000 and some of the assets of NCL in July 2000.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. To date, capitalized partnership costs represented common stock and warrants issued to VHA and UHC, in connection with entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation, as well as certain legal and accounting fees relating to entering into the agreement. We subsequently canceled the warrants issued to VHA and UHC and issued them restricted stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organization which resulted in the shares being earned, generally two to three years. For the year ended December 31, 2000, total amortization of partnership costs was $30.5 million. As we did not enter into the outsourcing and operating agreement until July 2000, there was no amortization of partnership costs for the year ended December 31, 1999.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity based compensation and the estimated fair value for accounting purposes of the underlying equity instrument. In the case of stock options, deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million in total. In May 2000, we decreased deferred compensation by $5.1 million as a result of a reduction in workforce related to restructuring activities. Additionally, during the remainder of the year ended December 31, 2000, we recorded $3.4 million in additional reductions of deferred compensation as a result of normal employee attrition. We recorded amortization of deferred compensation of $25.3 million during the year ended December 31, 2000.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. We recorded amortization of deferred compensation related to these options of $9.0 million during the year ended December 31, 2000.

The remaining deferred compensation of $32.3 million at December 31, 2000 was and will be amortized as follows: $18.6 million during fiscal 2001, $9.7 million during fiscal 2002, $3.6 million during fiscal 2003 and $0.4 million during fiscal 2004. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the consolidated statement of operations.

Cost of Warrant Issued to Recruiter.    For the year ended December 31, 1999, we recorded $2.4 million related to the valuation of a warrant issued to an executive search firm in connection with services rendered in the search for our chief executive officer. No such costs were incurred in the year ended December 31, 2000.

Write-Off of Acquired In-Process Research and Development.    During the year ended December 31, 2000, we expensed $3.0 million and $15.0 million, respectively, related to the write offs of acquired in-process research and development in connection with the Pharos acquisition and the EquipMD acquisition. There were no such write-offs during the year ended December 31, 1999.

Abandoned Acquisition Costs.    Abandoned acquisition costs in 2000 consisted primarily of legal, accounting, investment banking and other costs incurred as a result of the termination of the merger agreements with Eclipsys and Healthvision. Abandoned acquisition costs were $2.7 million for the year ended December 31, 2000. There were no such costs during the year ended December 31, 1999.

Restructuring.    Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations in the first half of fiscal 2000. As a result of our transaction with Novation and acquisition of EquipMD, in early fiscal 2000 we streamlined our operations to focus on two key global markets, IDNs and hospitals, and physician practices. The restructuring involved both changes in executive management and our organizational structure as well as a reduction in force of approximately 80 individuals in functions largely duplicative or unnecessary as a result of both the Novation agreement and the reorganization. Restructuring costs were $2.1 million for the year ended December 31, 2000. There were no such costs during the year ended December 31, 1999.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income for the year ended December 31, 2000 was $4.5 million compared to $659,000 for the year ended December 31, 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of preferred stock financing in October 1999 and our initial public offering in January 2000. Interest expense increased from $676,000 for the year ended December 31, 1999 to $1.3 million for the year ended December 31, 2000, primarily as a result of the interest associated with significantly higher levels of leases and notes payable outstanding throughout the year ended December 31, 2000. Other income for the year ended December 31, 2000 was $88,000.

Income Taxes.    As of December 31, 2000, we had federal and state net operating loss carryforwards of $153.1 million and $105.7 million, respectively, which will be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2020. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See Note 14 of notes to consolidated financial statements.

Liquidity and Capital Resources

In January 2000, we completed our initial public offering and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the initial public offering were approximately $95.3 million. From our inception until our initial public offering, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million. We have also financed our operations through an equipment loan and lease financing facility and bank and other borrowings. As of December 31, 2001, we had outstanding bank, other borrowings and notes payable of $25.8 million, and we had $15.7 million of cash, cash equivalents and short-term investments.

In January 2001, we completed a $30.5 million private round of financing in which we sold 1,804,738 shares of our common stock at $16.90 per share to three strategic investors, VHA, UHC and i2 Technologies.

In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, as amended in February 2002, until May 31, 2003, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003, if not repaid sooner. In the event that we (1) sell any of our stock as part of an equity financing, (2) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of December 31, 2001, we had outstanding borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

In May 2001, we entered into a leasing facility with CapitalWerks, LLC, or CapitalWerks, to provide us with a $10.2 million lease line facility to finance the purchase of capital equipment, software and other assets. Based on the terms of the facility, we had until November 30, 2001 to draw down against the lease line, at which time any amount unused under the facility was to be no longer available. Amounts financed under the lease line bear interest at 9.9% and are payable in monthly installments over 60 months. At the end of the lease line term, when CapitalWerks had not made available to us any amounts under the lease line, they agreed to extend the lease line for six months, until April 30, 2002. We believe, however, based on subsequent conversations with CapitalWerks, and notwithstanding that a small borrowing was made in the amount of approximately $80,000 subsequent to December 31, 2001, that CapitalWerks will not be able to fulfill its obligations to us to make available further borrowings under the lease line of credit on the terms agreed to in May 2001. We are currently in discussions with CapitalWerks regarding what we believe to be their failure to fund their commitments under the lease line, and CapitalWerks has made alternate credit proposals to us, to which we have not agreed. We cannot assure you that we will be able to reach any agreement with CapitalWerks or that any further fundings will be made available to us.

In May 1999, we entered into an agreement with ECRI, a non-profit health services research agency focusing on healthcare technology. The agreement provided us with content from ECRI’s database of information about medical products and manufacturers and a license to use elements of its classification system. In addition, the agreement provided for joint marketing activities and collaboration in the development of Plan’s database of product and vendor information. This agreement required us to make revenue sharing payments to ECRI during the three-year term of the agreement and for two years following expiration or termination of the agreement based on a percentage of revenue derived from our Plan service. During the second and third years of the term of the agreement, we were required to pay to ECRI a minimum nonrefundable fee equal to $600,000 per year, which would be credited against any revenue sharing payments payable to ECRI. As a result of our reduced focus and ultimate discontinuation of our Plan services, we negotiated an immediate termination of our operating agreement with ECRI. Under the terms of the final settlement, we were obligated to make aggregate payments of $425,000 through February 2002, at which point our obligations under the agreement cease. As of December 31, 2001, we had paid $225,000 of the remaining obligation and have subsequently repaid the remaining $200,000.

In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing in July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 22,881 shares of common stock at $11.80 per share. As of December 31, 2001, the outstanding balance on the note was approximately $325,000.

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 36 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. In connection with this facility, we issued Comdisco a warrant to purchase 13,771 shares of our Series D preferred stock at $11.80 per share. As of December 31, 2001, we had outstanding $1.0 million in borrowings under this facility.

In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of our Auction operations. Per the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001, and an additional $500,000 was cancelled by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of December 31, 2001, the outstanding balance on the note was approximately $2.4 million.

As part of the acquisition of EquipMD, we assumed a note payable in the amount of $1.8 million, which is related to EquipMD’s purchase of Central Point Services LLC. The note bore interest at a rate of 7.5% per year and was payable in eight quarterly installments, after which the unpaid principal balance and accrued interest became due and payable in January 2002. At December 31, 2001, the remaining principal balance was approximately $300,000 and we have subsequently repaid the entire amount.

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

In March 2000, we entered an agreement with Ariba under which we have the right to offer Ariba’s ORMX procurement solution to users of our marketplace. We paid Ariba a substantial upfront fee for use of the ORMX procurement solution and, under the terms of the agreement, we were to pay specified fees for transactions occurring through Ariba’s network, subject to minimum monthly amounts. The agreement also provided for joint marketing activities and sales planning. We are currently in dispute with Ariba with regards to the terms of the agreement and our obligations to make payments to Ariba. As of December 31, 2001, we have not accrued any amounts under this agreement.

In July 2000, in recognition for the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our outsourcing and operating agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At December 31, 2001, the remaining balance on the note was $2.5 million.

In July 2000, as part of the acquisition of certain assets of NCL, we issued a promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in twenty-four equal monthly installments, with the first payment due on August 15, 2000. As of December 31, 2001, the total balance of the four notes was $71,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of December 31, 2001, no payments have been made against this commitment.

In December 2000, we entered into a three-year software license agreement and a series of related agreements regarding maintenance, consulting and services with i2 Technologies under which we will collaborate with i2 Technologies on product development, marketing, sales and service activities. In connection with the license agreement, we paid i2 Technologies a substantial upfront fee to license certain software for use in our marketplaces. Pursuant to these agreements, we will share specified revenue with i2 Technologies related to specified services and applications commencing immediately, and on other marketplace related revenue commencing in fiscal 2002 or upon implementation of their marketplace platform, whichever is later. Additionally, we will receive a revenue share from i2 Technologies under the agreements for specified products and services sold in the healthcare vertical market.

Net cash used in operating activities for the year ended December 31, 2001 was $46.6 million as compared to $62.5 million for the year ended December 31, 2000. Net cash used in operating activities for the year ended December 31, 2001 related primarily to funding net operating losses and a decrease in accounts payable, which was partially offset by increases in accrued expenses and deferred revenue.

Net cash used in investing activities was $2.5 million for the year ended December 31, 2001 as compared to $40.3 million for the year ended December 31, 2000. Net cash used in investing activities for the year ended December 31, 2001 related primarily to the purchase of equipment to operate our marketplaces and cash payments on a note issued in connection with our acquisition of GAR, partially offset by net sales of marketable investments.

Net cash provided by financing activities was $42.1 million for the year ended December 31, 2001 as compared to $100.1 million for the year ended December 31, 2000. Net cash provided from financing activities for the year ended December 31, 2001 related primarily to net proceeds from common stock issuances of $29.4 million and from draws on our line of credit of $19.0 million, partially offset by $7.1 million in repayment of notes payable. Net cash provided from financing activities for the year ended December 31, 2000 related primarily to the proceeds from our initial public offering of our common stock in January 2000.

We currently anticipate that our available funds, consisting of cash and cash equivalents, combined with those funds available to us through our line of credit and other sources, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Buyers and suppliers of products and services used by healthcare providers might not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of such products and services and, as a result, we may not succeed in increasing our revenue to the extent necessary to be cash flow positive during 2002 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we would need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We would also likely need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September 2001, the EITF reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and No. 00-25. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes will be reclassified to comply with the income statement display requirements under this issue. As a result of the application of these EITFs, we will net selected costs associated with our strategic partnerships against certain immaterial implementation revenue on a prospective and historical basis due to the relationships between those strategic partners and the trading partners being implemented. Given the immaterial amounts this revenue represents, we believe the adoption of these pronouncements in 2002 will not have a significant impact on our financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of- interests method. The adoption of SFAS No. 141 did not have a significant impact on our financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill and other acquired intangible assets with indefinite lives are no longer subject to amortization over their estimated useful lives. Intangible assets with finite lives will continue to be amortized over those lives. We are currently analyzing the impact of SFAS 142 and expect to complete our analysis by the end of our fiscal quarter ended June 30, 2002. As of December 31, 2001, we do not have any material amounts of goodwill, but we do have other acquired intangible assets that could be affected by this statement. We do not expect to record an impairment charge upon completion of the initial review. However, we cannot assure you that a material impairment charge will not result upon completion of the review.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We believe the adoption of this pronouncement in 2002 will not have a significant impact on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	estimating the allowance for doubtful accounts receivable and notes receivable;

•	estimating litigation reserves and other accrued liabilities; and

•	valuation of intangible assets and non-marketable investments.

Revenue Recognition

We derive our revenue from marketplace applications and services and from related trading partner applications and services. Marketplace revenue consists primarily of transaction based fees and subscription based fees. Trading Partner Services revenue, to date, primarily consists of software license and maintenance fees, sponsorship fees, subscription fees and implementation fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

Transaction Fees.    Transaction fee revenue represents the negotiated percentage of the purchase price or gross marketplace volume of products sold through our marketplaces at the time an order originated by a buyer is confirmed or accepted by the supplier. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier. We recognize transaction fees on a net basis, as we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a buyer because, among other things: we do not establish the prices of products paid by buyers; we do not take title to products to be shipped from the supplier to the buyer, nor do we take title to or assume the risk of loss of products prior to or during shipment; we do not bear the credit and collections risk of the buyer to the supplier; and we do not bear the risk that the product will be returned.

Subscription Fees.    Subscription fee revenue historically has related primarily to our USL operations, which generated subscription revenue from customers who purchased 6-month, 12-month and 24-month subscriptions to their Web based healthcare supply chain periodicals and data management services. Currently, we are generating subscription fees from buyers and suppliers on our marketplaces that prefer to pay a single annual subscription fee to participate in any given marketplace instead of transaction fees. In all cases, we recognize subscription fees ratably over the period of the subscription agreement, as that is generally the period over which the services are performed.

Software License and Maintenance Fees.    While we have had relatively immaterial amounts of software license revenue to date, we anticipate that we will generate increased software license revenue in future periods. We have applied, and will continue to apply, the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we will not bifurcate the fee and we will not apply separate accounting guidance to the hardware and software elements. For hardware transactions in which no software is involved, we will apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.”

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We generally deem that delivery has occurred when the product has been delivered either directly to the customer or to a common carrier.

At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is payable under extended payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Based on this approach, we defer a portion of revenue from the arrangement fee that is equivalent to the fair value of the undelivered elements.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is recognized upon acceptance, which is deemed to have occurred upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, at the time we enter into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work, either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If we determine that these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Sponsorship Fees.    Sponsorship fees were generated in fiscal 2000 and early fiscal 2001 as a result of our Plan operations, under which healthcare manufacturers paid fees to sponsor portions of our Website. In turn, our Website would showcase their products and key marketing information about their company. With the divestiture of our Plan operations in 2001, we do not anticipate generating any sponsorship fee revenue in future periods. We recognized sponsorship fee revenue as services were performed and billable according to the terms of the service arrangements.

Implementation Fees.    We generally recognize implementation fees, as they relate to the implementation of our e-commerce solution, ratably over the term of the underlying agreement. In the future, as we perform services in connection with the implementation of other software products, we will recognize revenue on a completed contract basis unless we are able to accurately estimate the amount of time required to complete the project and track the amount of work performed. If we meet these requirements, we would be able to recognize revenue on a percentage of completion method. If we utilize the percentage of completion method and actual costs to complete projects are materially different from management’s estimates of those costs, the result could have an adverse impact on our recognizable revenue.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $1.4 million, net of allowance for doubtful accounts of $322,000, as of December 31, 2001. As of December 31, 2001, our notes receivable balance was $3.4 million, net of $0 allowance against notes receivable.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s current estimated range of liability related to our pending litigation is based on claims for which our management is able to estimate the amount and range of loss. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made.

Valuation of Intangible Assets and Non-Marketable Investments

We assess the impairment of identifiable intangibles, such as capitalized partnership costs, long-lived assets and related goodwill and enterprise level goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	loss of a major supplier or marketplace sponsor;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

If we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $241.8 million as of December 31, 2001.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and, as a result, in lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

We do not expect to record an impairment charge upon completion of the initial review. However, we cannot assure you that a material impairment charge will not result upon completion of the review.

We hold minority interests in companies having operations or technology in areas within our strategic focus. If we believe an investment has experienced a decline in market value that is other than temporary, we would record an investment impairment charge. Future adverse changes in market conditions, poor operating results of the entities underlying the investments, or shifts in our strategic focus could result in a reduction in, or an inability to recover, the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

NEOFORMA, INC.

QUARTERLY CONSOLIDATED FINANCIAL DATA
(Unaudited)

	For the Quarters Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Marketplace revenue:
Related party	$—	$—	$1	$80	$2,000	$3,763	$7,433	$11,371
Other	137	326	495	299	270	256	307	297

Total Marketplace revenue	137	326	496	379	2,270	4,019	7,740	11,668
Trading Partner Services revenue:
Trading Partner Services	1,015	1,400	1,493	571	542	587	282	466
Sales of used equipment	76	492	2,737	1,324	—	237	13	—

Total Trading Partner Services revenue	1,091	1,892	4,230	1,895	542	824	295	466

Total revenue	1,228	2,218	4,726	2,274	2,812	4,843	8,035	12,134
Operating Expenses:
Cost of equipment sold	22	142	2,398	982	—	216	—	—
Cost of services	—	898	2,759	4,590	4,394	3,695	3,767	2,361
Operations	3,714	3,377	3,169	3,257	3,915	4,220	3,820	3,827
Product development	6,131	6,127	6,403	5,938	5,554	4,436	4,124	3,524
Selling and marketing	12,153	17,041	12,750	11,272	10,262	7,576	6,062	4,799
General and administrative	8,161	7,393	5,276	5,092	5,009	4,844	4,047	3,744
Amortization of intangibles	1,311	8,086	8,149	8,154	7,809	7,205	7,168	7,092
Amortization of partnership costs	—	—	11,958	18,533	18,978	19,453	19,267	19,573
Impairment of intangibles	—	—	—	—	—	—	—	13,116
Write-off of acquired in-process research and development	3,000	15,000	—	—	—	—	—	—
Abandoned acquisition costs	—	2,742	—	—	—	—	—	—
Restructuring	—	2,100	—	—	—	—	—	—
Costs of anticipated divestitures	—	—	—	14,446	—	—	—	81,486
Write-down of non-marketable investments	—	—	—	—	—	—	3,000	5,400
(Gain)/loss on divested business	—	—	—	—	—	621	(879)	—

Loss from operations	(33,264)	(60,688)	(48,136)	(69,990)	(53,109)	(47,423)	(42,341)	(132,788)
Other Income (Expense):
Interest income	1,508	1,458	938	560	321	158	60	70
Interest expense	(221)	(330)	(345)	(393)	(303)	(315)	(337)	(871)
Other income	—	—	21	67	(132)	(79)	652	(188)

Net loss	$(31,977)	$(59,560)	$(47,522)	$(69,756)	$(53,223)	$(47,659)	$(41,966)	$(133,777)

Net loss per share:
Basic and diluted	$(7.70)	$(10.23)	$(4.57)	$(5.28)	$(3.56)	$(3.02)	$(2.64)	$(8.33)

Weighted average shares—basic and diluted	4,152	5,822	10,392	13,213	14,947	15,782	15,907	16,058

Pro forma net loss per share:
Basic and diluted	$(6.14)	$(10.23)	$(4.57)	$(5.28)	$(3.56)	$(3.02)	$(2.64)	$(8.33)

Weighted average shares—basic and diluted	5,207	5,822	10,392	13,213	14,947	15,782	15,907	16,058

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If our trading partners do not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of products and services used by healthcare providers, demand for our applications and services may not develop and the price of our common stock may decline

We have focused our efforts on building and operating Internet and electronic marketplaces that aggregate buyers and suppliers of products and services used by healthcare providers, including medical supplies and equipment. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell products and services. If buyers and sellers of products and services used by healthcare providers do not accept our business model, demand for our applications and services may not develop and the price of our common stock could decline. Buyers and suppliers could be reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement processes. Buyers and suppliers may prefer to use traditional methods of buying and selling products and services, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors. Even if buyers and suppliers accept the Internet or other electronic communications as a means of buying and selling products, they may not accept e-commerce marketplaces for conducting this type of business generally, or our marketplaces specifically. Instead, they may choose to establish and operate their own purchasing systems or exchanges to buy or sell products and services. For example, a group of large suppliers of medical products, including Abbott Laboratories, Baxter International, Inc., GE Medical Systems, Johnson & Johnson and Medtronic, Inc., have created a healthcare exchange, called GHX, for the purchase and sale of medical products. In 2001, GHX purchased a business-to-business exchange for the purchase and sale of pharmaceuticals and medical-surgical products, devices and other laboratory products and services formed by four large distributors of medical products, AmerisourceBergen Corporation, Cardinal Health Inc., Fisher Scientific International Inc. and McKesson HBOC, Inc. Reluctance of buyers and suppliers to use our marketplaces would seriously harm our business. Additionally, if suppliers do not accept our fee model, we may not be able to increase our revenue, which would have a serious negative impact on our business.

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $276.6 million for the year ended December 31, 2001. In addition, as of December 31, 2001, we had an accumulated deficit of $541.5 million. We have not achieved profitability, and while we expect to generate positive cash flow from our operations in the first fiscal quarter of 2002, which we refer to as earnings before income taxes, depreciation and amortization, or EBITDA, profitability, we may thereafter incur substantial operating losses, primarily as a result of increases in costs and expenses relating to executing our strategy of building and operating Internet marketplaces for our trading partners. As a result, we may not be able to sustain EBITDA profitability throughout the remainder of 2002 and thereafter. Even if we do achieve and sustain EBITDA profitability, we will not achieve GAAP profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses. We cannot assure you that we will ever be profitable on a GAAP basis.

Our operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our revenue and operating results are likely to fluctuate significantly from quarter to quarter because of a number of factors. These factors include:

•	the amount and timing of payments to our strategic and technology partners;
•	the timing of and expenses incurred in enhancing our marketplaces for new trading partner services;

•	the number of new trading partners that sign up to use our marketplaces and our ability to connect them to our marketplaces;
•	the timing and size of any future acquisitions;
•	changes in the fees we charge users of our services;
•	budgetary fluctuations of purchasers of medical products, supplies and equipment; and
•	changes in general economic, political and market conditions, especially in light of recent terrorist activities.

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

We rely on our relationship with our strategic partners to drive participation in our marketplaces

We expect to rely significantly on our relationship with Novation and, to a lesser extent, our relationship with Medbuy, along with other strategic allies such as GHX, to bring buyers and suppliers to our marketplaces. Under our amended outsourcing and operating agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Accordingly, we rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to buyers will be substantially decreased and our business will suffer.

Under the amended outsourcing and operating agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the agreement could be terminated, which would seriously harm our business and financial results.

Because we have focused our development efforts and internal resources to building and operating Internet marketplaces and because we have a limited operating history in this new and rapidly evolving market, you may have difficulty assessing our business and future prospects

In late 2000, we decided to refocus our development efforts and internal resources to our core business of building and operating Internet marketplaces for our trading partners. Because we have focused our business efforts in this manner and have a limited operating history in this business, it is difficult to evaluate our business and our future prospects. For example, it is difficult to predict whether we will succeed in increasing the number of marketplaces that we operate, the number of trading partners that utilize our marketplaces or the revenue we will derive from our marketplaces. We currently derive the substantial majority of our revenue from Marketplace@Novation, and, because of the lack of penetration into the Canadian marketplace, we are currently in discussions with Medbuy to restructure our relationship and our strategy in the Canadian marketplace. These are the only two marketplaces that we currently operate and we have not yet succeeded in establishing additional marketplaces. Our business will be seriously harmed, and may fail entirely, if we do not successfully execute our business strategy or if we do not successfully address the risks we face. In addition, because of our limited operating history, we believe that period-to-period comparisons of our revenue and results of operations are not meaningful.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

As of December 31, 2001, we had approximately $15.7 million of cash, cash equivalents and short-term investments, and approximately $25.8 million in outstanding borrowings and notes payable, including $19.0 million outstanding under our credit agreement with VHA.

Even if our line of credit with VHA remains available to us, we may need to raise additional funds within the next twelve months if, for example, we do not generate significantly increased revenue from our marketplaces, experience larger than anticipated operating losses or pursue additional acquisitions. We believe that it would be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders and may cause our stock price to decline. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop new marketplaces or enhance our existing marketplaces, expand our operations, respond appropriately to competitive pressures or continue our operations.

If an event of default were to occur under the VHA credit agreement, VHA could terminate the credit agreement and declare all amounts outstanding thereunder to be immediately due and payable. If this were to occur, we would likely need to obtain an alternate source of funding, such as another credit line or an equity or debt financing, to repay amounts due under the credit agreement. If we were unable to obtain alternate funding under these circumstances, our business would be seriously harmed and we could be forced to cease operations. Although we entered into a lease line of credit in May 2001 with CapitalWerks, we have had very limited success in accessing any funds under this line of credit, and we may not be able to access any funds from this line of credit in the future.

Because of our relationship with Novation, other GPOs may be reluctant to engage us to build new marketplaces

We believe that we must establish relationships with GPOs in addition to Novation to increase our ability to build new marketplaces. GPOs represent groups of buyers in the negotiation of purchasing contracts with sellers and, consequently, have the ability to significantly influence the purchasing decisions of their members. Our relationship with Novation could make it more difficult to attract other GPOs to engage our services. The inability to enter into and maintain favorable relationships with other GPOs and the hospitals they represent could impact the breadth of our customer base and could harm our growth and revenue. One of the largest GPOs, Premier Inc., has a long-term, exclusive agreement for e-commerce services with one of our competitors, medibuy.com, Inc.

We must continue to develop the capability to integrate our marketplaces with enterprise software systems of buyers and suppliers of products and services used by healthcare organizations and continue to enable our marketplaces to support customer-specific pricing, or these entities may choose not to utilize our marketplaces, which would harm our business

If we do not maintain and expand the functionality and reliability of our marketplaces, buyers and suppliers of products used by healthcare providers may not use our marketplaces. We must continue to develop the capability to integrate our marketplaces with enterprise software systems used by many suppliers of products and by many large healthcare organizations. We may incur significant expenses in developing these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate our marketplaces with suppliers’ and buyers’ enterprise software systems will require the continued cooperation of and collaboration with the companies that develop and market these systems. Suppliers and buyers use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of suppliers and buyers. Failure to provide these capabilities would limit the efficiencies that our marketplaces provide and may deter many buyers and suppliers from using our marketplaces, particularly large healthcare organizations.

To realize the benefits of our agreements with Novation and Medbuy, we will be required to integrate the systems of the healthcare organizations purchasing through Novation’s and Medbuy’s programs. If the costs required to integrate these systems are substantially higher than anticipated, we may not realize the full benefit of these agreements.

If we were delayed or unable to integrate the systems of these organizations, our revenue would be adversely affected. In addition, under the Novation and Medbuy agreements, we must meet detailed functionality and service level requirements. To the extent we are unable to or are delayed in providing this functionality, we may be unable to attract buyers and suppliers to our marketplaces, and our revenue may be adversely affected. We will be required to incur significant costs in providing functionality to our marketplaces and in integrating buyers and suppliers to our marketplaces prior to receiving any transaction fee revenue, and we may never generate sufficient revenue to offset these costs.

If our systems are unable to provide acceptable performance as the use of our marketplaces increases, we could lose trading partners that use our marketplaces, and we would have to spend capital to expand and adapt our network infrastructure, either of which could harm our business and results of operations

We have processed a limited number and variety of transactions on our marketplaces compared to the number and variety we expect to process in the future. Our systems may not accommodate increased use while providing acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional trading partners and increased marketplace volumes, which will be expensive. If our systems do not continue to provide acceptable performance as use of our marketplaces increases, our reputation may be damaged and we may lose trading partners that use our marketplaces.

We expect that a significant portion of the products and services used by healthcare providers that are sold through our marketplaces will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant reduction in the revenue we generate

We expect that a significant portion of the products to be sold through and revenue to be generated from our marketplaces will come from a limited number of key manufacturers and distributors or as a result of purchases made from these manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the revenue we generate through our marketplaces would be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their products, supplies and equipment to buyers directly or through our competitors.

We may make acquisitions, which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

We may decide that it would be in our best interests to make acquisitions to acquire new technologies, expand our product offering, or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our marketplaces if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business.

If we do not timely add product information to our marketplaces or if that information is not accurate, our reputation may be harmed and we may lose users of our marketplaces

We have undertaken to enter product information into our database and categorize the information for search purposes. If we do not do so in a timely manner, we will encounter difficulties in expanding our marketplaces. Timely entering of this information in our database depends upon a number of factors, including the format of the data provided to us by suppliers and our ability to accurately enter the data in our product database, any of which could delay the actual entering of the data. If we fail to input data accurately, our reputation could be damaged, we could lose users of our marketplaces, and we may incur liability.

Additionally, we have undertaken to cross-reference our product information with appropriate vendor and contract identifiers to ensure that we can properly track the transactions we process. Failure to adequately develop this cross-reference over time could impede our ability to grow our marketplace volume and collect fees from suppliers.

We face significant competition, and if we are unable to compete effectively, we may be unable to maintain or expand the base of buyers and suppliers of products using our marketplaces and we may lose market share or be required to reduce prices

The healthcare supply chain market is rapidly evolving and highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the healthcare supply chain. Competitors include:

•	e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy.com, Inc. and Broadlane, Inc.;
•	healthcare exchanges that have been formed by suppliers, namely GHX, which was founded by five healthcare manufacturers;
•	suppliers that have created their own Websites that offer e-commerce functions to their customers for the sale of their products and services;
•	enterprise resource application software vendors that offer solutions in the healthcare market, such as Lawson, McKesson, Oracle, PeopleSoft, and SAP AG;
•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One, Inc.; and
•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;
•	number of buyers using their services and the volume of their purchases;
•	level of bias, or perceived bias, towards particular suppliers;
•	existing relationships;
•	compatibility with suppliers’ existing distribution methods;
•	the amount of the fees charged to suppliers;
•	functionality, ease of use and convenience;
•	ability to integrate their services with suppliers’ existing systems and software; and
•	quality and reliability of their services.

In addition, we believe that companies in our market compete to provide services to buyers based on:

•	brand recognition;
•	breadth, depth and quality of product offerings;
•	ease of use and convenience;
•	number of suppliers available through their marketplace;
•	ability to integrate their services with buyers’ existing systems and software;
•	quality and reliability of their services; and
•	customer service.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;
•	secure services and products from suppliers on more favorable terms;
•	devote greater resources to marketing and promotional campaigns;
•	secure exclusive arrangements with buyers that impede our sales; and
•	devote substantially more resources to Website and systems development.

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

If we are unable to maintain our strategic alliances or enter into new alliances, we may be unable to increase the attractiveness of our marketplaces or provide satisfactory services to users of our marketplaces

Our business strategy includes entering into strategic alliances with leading technology and healthcare-related companies to increase the number of marketplaces we build and operate, increase the number of trading partners that utilize our marketplaces, increase the number and variety of products and services that we offer and provide additional functionality, services and content to our trading partners. We may not succeed in entering into new strategic alliances, and even if we do succeed, we may not achieve our objectives through these alliances. For example, we are currently in discussions with Medbuy to restructure our relationship and our strategy in the Canadian marketplace, and we may not succeed in restructuring this relationship in a manner that is satisfactory to us. In addition, we have not yet succeeded in establishing new strategic alliances to increase the number of marketplaces that we build and operate. Our alliances do not, and future relationships may not, afford us any exclusive marketing or distribution rights.

Many of these companies have multiple relationships and they may not regard us as significant for their business. These companies may pursue relationships with our competitors or develop or acquire services that compete with our services. In addition, in many cases these companies may terminate these relationships with little or no notice. If any existing alliance is terminated or we are unable to enter into new alliances with leading technology and healthcare-related companies, we may be unable to increase the attractiveness of our marketplaces or provide satisfactory services to buyers and suppliers of products and services.

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

If participating suppliers on our marketplaces do not provide timely and professional delivery of products and services, buyers may not continue using our marketplaces

Suppliers deliver the products and services sold through our marketplaces to buyers. If these suppliers fail to make delivery in a professional, safe and timely manner, then our marketplaces will not meet the expectations of buyers, and our reputation and brand will be damaged. In addition, deliveries that are non-conforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our marketplaces.

If suppliers do not provide us with timely, accurate, complete and current information about their products and comply with government regulations, we may be exposed to liability or there may be a decrease in the adoption and use of our marketplaces

If suppliers do not provide us in a timely manner with accurate, complete and current information about the products they offer, promptly update this information when it changes and provide us with accurate and timely invoicing data, our database will be less useful to buyers. We cannot guarantee that the product information available from our marketplaces will always be accurate, complete and current, or that it will comply with governmental regulations. This could expose us to liability if this incorrect information harms users of our services or results in decreased adoption and use of our marketplaces. We also rely on suppliers using our marketplaces to comply with all applicable governmental regulations, including packaging, labeling, hazardous materials, health and environmental regulations and licensing and record keeping requirements. Any failure of our suppliers to comply with applicable regulations could expose us to civil or criminal liability or could damage our reputation.

Because some of the participants in our marketplaces are stockholders or are affiliated with our stockholders or have strategic relationships with us, we may find it difficult to attract competing companies, which could limit the breadth of products offered on and users of our marketplaces

Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.7 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which was subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. These relationships may deter other GPOs, suppliers or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the number of marketplaces we operate, the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

We may be subject to litigation for defects in products supplied by sellers using our marketplaces, and this type of litigation may be costly and time consuming to defend

Because we facilitate the sale of products by sellers using our marketplaces, we may become subject to legal proceedings regarding defects in these products, even though we generally do not take title to these products. Any claims, with or without merit, could:

•	be time-consuming to defend;
•	result in costly litigation; or
•	divert management’s attention and resources.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from six as of December 31, 1997 to 196 as of December 31, 2001, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250, and the number of our employees has declined since that time largely due to the divestitures of some of our operations. These changes, and the growth in the number of our trading partners and marketplace volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

Securities class action lawsuits in which we have been named relating to investment banking practices in connection with our initial public offering may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our IPO by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns, and Fleet Boston Robertson Stephens, as well as our Chairman and CEO and our former CFO, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. Although we believe that the claims made against us and our current and former employees in these suits are without merit, they could be time consuming and costly to defend, divert management attention and resources and require us to pay significant damages.

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events, and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our services. Currently, our infrastructure and systems are located at one site with Exodus, a division of Cable and Wireless Plc, in Sunnyvale, California, which is an area susceptible to earthquakes. We also have a fail-over system for marketplace transaction processing located in Atlanta, Georgia.

Our systems and operations are vulnerable to damage or interruption from human error, terrorist attacks, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not yet have a formal disaster recovery plan, although it is our intention to formulate one. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that could occur.

If we are unable to safeguard the security and privacy of the confidential information of the trading partners that use our marketplaces, these users may discontinue using our marketplaces

A significant barrier to the widespread adoption of e-commerce is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. We use SSL, or secure sockets layer, an Internet security technology, at appropriate points in the transaction flow and encrypt information on our servers to protect user information during transactions, and we employ a security consulting firm that periodically tests our security measures. Despite these efforts, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches and under certain contracts with marketplace participants would be liable for contractual damages due to security breaches.

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

If we lose access to third-party software incorporated in our marketplaces, we may not be able to operate our marketplaces

We currently rely on software that we have licensed from a number of suppliers. For example, we use software that we license from iPlanet, Inc. to provide part of our Website infrastructure, we use software that we license from Oracle to support the underlying database needs of our marketplaces, we use software that we license from i2 Technologies to further enable us to offer our trading partners the ability to automate and streamline the procurement process and we also license Gentran software from Sterling Commerce for the processing of order transactions from our customers. We will continue to rely on commercial software vendors where appropriate to speed the delivery of our solutions, while reducing the costs of custom code development and maintenance. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third party technologies to enhance our services, to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to operate our marketplaces until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our services or to adapt licensed technology to support our specific needs, which could similarly harm development and market acceptance of our services.

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

Federal and state legislation and regulation affecting the healthcare industry could severely restrict our ability to operate our business

We are subject to federal and state legislation and regulation affecting the healthcare industry. Existing and new laws and regulations applicable to the healthcare industry could have a material adverse effect on our ability to operate our business. Legislation governing the distribution of health information has been proposed at both the federal and state level. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services, or HHS. Some of the transactions at our marketplaces may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject to laws governing the distribution of health information. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering health information electronically. Other legislation currently being considered at the federal level could also negatively affect our business. Because we represent that our marketplaces meet these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations. A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including but not limited to our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our products. The GPO industry is currently being subjected to a “limited scope” audit by the HHS Office of Inspector General to determine compliance with the Medicare/Medicaid anti-kickback law; in addition, The New York Times has begun a publishing a series of articles critical of the GPO industry. Finally, a United States Senate Subcommittee has announced its intent to hold hearings in April 2002 regarding possible abuses by the GPO industry. Because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by any of these or future investigations could potentially impact our business and consequently our stock price.

If there are changes in the political, economic or regulatory healthcare environment that affects the purchasing practice or operation of healthcare organizations, or if there is consolidation in the healthcare industry, we could be required to modify our services or to interrupt delivery of our services

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Regulation of the healthcare organizations with which we do business could impact the way in which we are able to do business with these organizations. In addition, factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry and general economic conditions affect the purchasing practices and operation of healthcare organizations. Changes in regulations affecting the healthcare industry, such as any increased regulation by the Food and Drug Administration of the purchase and sale of medical products, could require us to make unplanned enhancements of our services, or result in delays or cancellations of orders or reduce demand for our services. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry providers operate. We do not know what effect any proposals would have on our business.

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

Our stock price and those of other technology companies have experienced extreme price and volume fluctuations, and, accordingly, our stock price may continue to be volatile, which could negatively affect your investment

The trading price of our common stock has fluctuated significantly since our initial public offering in January 2000 and is significantly below the original offering price. An active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to fluctuate, including:

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2002	2003	2004	2005	2006
Cash equivalents and short-term investments:
Fixed rate short-term investments	$7,571	—	—	—	—
Average interest rate	1.98%	—	—	—	—

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-37.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required hereunder is incorporated by reference from the sections entitled “Proposal No. 1—Election of Directors” and “Executive Compensation and Other Information” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 30, 2002.

ITEM 11.     EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the section entitled “Executive Compensation and Other Information” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 30, 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 30, 2002.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 30, 2002.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Index To Consolidated Financial Statements

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

(a)(2)    Index to Consolidated Financial Statement Schedules

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or Notes thereto.

(a)(3)    Index to Exhibits

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
2.01	Securities Purchase Agreement, dated July 16, 1999, by and among the Registrant, Neoforma, GAR, Inc., General Asset Recovery, LLC, Erik Tivin and Fred Tivin. Certain schedules have been omitted and will be provided to the Commission upon request.	S-1	333-89077	October 15, 1999	2.01
2.02	Agreement for Purchase of Assets, dated November 18, 1999, by and among the Registrant, FDI Information Resources, Inc. and FDI Information, LLC. Certain schedules have been omitted and will be provided to the Commission upon request.	S-1	333-89077	December 2, 1999	2.02
2.03	Agreement and Plan of Merger, dated as of December 23, 1999, by and among the Registrant, Pharos Technologies, Inc. and Minimee, Inc.	S-1	333-89077	January 12, 2000	2.03
2.04	Agreement and Plan of Merger, dated March 24, 2000, between the Registrant and EquipMD, Inc. and Augustacorp, Inc.	8-K		April 3, 2000	2.1
2.05	Agreement and Plan of Merger, dated March 30, 2000, among the Registrant, NeoIII Acquisition Corp. and Eclipsys Corporation (including Voting Agreement Exhibits).	8-K		April 4, 2000	2.1
2.06	Agreement and Plan of Merger, dated March 30, 2000, between the Registrant and HEALTHvision, Inc. (including Exhibits A and B).	8-K		April 4, 2000	2.2

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
2.07	Purchase Agreement by and among the Registrant, Neoforma GAR, Inc., Med XS Solutions, Inc. and Med-XS Asset Services, Inc., dated July 30, 2001 (Certain schedules have been omitted and will be provided to the Commission upon request).	8-K		September 20, 2001	2.1
2.08	First Amendment to Purchase Agreement by and among the Registrant, Neoforma GAR, Inc., Med XS Solutions, Inc. and Med-XS Asset Services, Inc., dated September 5, 2001.	8-K		September 20, 2001	2.2
3.01	Form of Fourth Amended and Restated Certificate of Incorporation.	DEF14A		June 29, 2000	Annex D
3.02	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A		July 14, 2001	Appendices B and D-3
3.03	Restated Bylaws of the Registrant, as adopted on November 12, 1999.	S-1	333-89077	December 12, 1999	3.03
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1	333-89077	December 12, 1999	4.01
4.02	Amended and Restated Registration Rights Agreement, dated June 30, 2000.	10-K	X	April 17, 2001	4.02
4.03	Amendment No. 1 to Registration Rights Agreement, dated January 25, 2001.	10-K	X	April 17, 2001	4.03
4.04	Warrant to purchase common stock of the Registrant issued to Heidrick & Struggles Inc., dated September 9, 1999.	S-1	333-89077	December 2, 1999	4.03
4.05	QuickStart Warrant to purchase Series C preferred stock of the Registrant, dated June 25, 1998, issued to Silicon Valley Bank, and amended thereto, dated March 5, 1999.	S-1	333-89077	October 15, 1999	4.04
4.06	Warrant Agreement to Purchase Series D Preferred Stock of the Registrant, dated May 12, 1999, issued to Comdisco, Inc.	S-1	333-89077	October 15, 1999	4.05
4.07	QuickStart Warrant to purchase Series D preferred stock of the Registrant, dated July 20, 1999, issued to Silicon Valley Bank.	S-1	333-89077	October 15, 1999	4.06
4.08	Warrant Agreement to Purchase Series D Preferred Stock of the Registrant, dated as of July 7, 1999, issued to Comdisco, Inc.	S-1	333-89077	October 15, 1999	4.07
10.01*	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-89077	October 15, 1999	10.01
10.02*	Neoforma, Inc. 1997 Stock Plan.	S-1	333-89077	October 15, 1999	10.02
10.03*	Neoforma.com, Inc. 1999 Equity Incentive Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.03
10.04*	Neoforma.com, Inc. 1999 Employee Stock Purchase Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.04
10.05+	Development and License Agreement, dated May 14, 1999, between Emergency Care Research Institute and the Registrant.	S-1	333-89077	January 13, 2000	10.05
10.06*	Employment Agreement, dated July 1, 1999, between Robert J. Zollars and the Registrant.	S-1	333-89077	December 22, 1999	10.09
10.07	Promissory Note for $7,800,000, dated August 1999, payable to Erik Tivin.	S-1	333-89077	October 15, 1999	10.15

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.08	Subordinated Loan and Security Agreement, dated May 12, 1999, between Comdisco, Inc. and the Registrant.	S-1	333-89077	December 2, 1999	10.17
10.09	Subordinated Promissory Note for $2,000,000, dated May 27, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.18
10.10	Loan and Security Agreement, dated July 7, 1999, between Comdisco, Inc. and the Registrant.	S-1	333-89077	October 15, 1999	10.19
10.11	Hardware Secured Promissory Note for $1,032,001.98, dated September 3, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.20
10.12	Softcost Secured Promissory Note for $240,363.61, dated January 3, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.21
10.13*	Offer letter, dated July 28, 1999, with Daniel A. Eckert.	S-1	333-89077	December 2, 1999	10.27
10.14	Industrial Building Lease, dated as of November 15, 1999, by and between the Registrant and Centerpoint Properties Trust.	S-1	333-89077	December 23, 1999	10.28
10.15	Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		April 4, 2000	99.1
10.16	Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and University HealthSystem Consortium (including Exhibit A).	8-K		April 4, 2000	99.2
10.17	Termination Agreement, dated as of May 24, 2000, among the Registrant, NeoIII Acquisition Corp., Eclipsys Corporation, HEALTHvision, Inc., Novation, LLC, VHA Inc., University HealthSystem Consortium and Healthcare Purchasing Partners International, LLC.	8-K		May 31, 2000	99.1
10.18	Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		May 31, 2000	99.2
10.19	Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and University HealthSystem Consortium (including Exhibits A and B).	8-K		May 31, 2000	99.3
10.20	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of October 18, 2000, between the Registrant and VHA Inc.	8-K		October 19, 2000	99.1
10.21	Sublease Agreement, dated March 7, 2000, between the Registrant and Seagate Technology, Inc.	10-Q		May 15, 2000	10.1
10.22+	Outsourcing and Operating Agreement, dated March 30, 2000, between the Registrant, Novation, LLC, VHA Inc., University HealthSystem Consortium and Healthcare Purchasing Partners International, LLC.	10-Q		May 15, 2000	10.3
10.23*	Second Amendment to Employment Agreement between Robert J. Zollars and the Registrant.	10-K		April 17, 2001	10.29
10.24*	Offer letter for Andrew L. Guggenhime, dated January 14, 2000.	10-K		April 17, 2001	10.30
10.25*	Offer letter for Steven E. Kane, dated May 30, 2000.	10-K		April 17, 2001	10.31
10.26*	Offer letter for Steven J. Wigginton, dated December 2, 1999.	10-K		April 17, 2001	10.32

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.27+	Public Marketplace License Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.34
10.28+	Application Service Provider Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.35
10.29+	Services Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.36
10.30	Common Stock Purchase Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.37
10.31	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and VHA Inc.	10-Q		May 15, 2001	10.1
10.32	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and University Healthsystem Consortium.	10-Q		May 15, 2001	10.2
10.33	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of January 25, 2001, by and between the Registrant and University Healthsystem Consortium.	10-Q		May 15, 2001	10.3
10.34+	Second Amended and Restated Outsourcing and Operating Agreement, dated as of January 1, 2001, by and among the Registrant, Novation LLC, VHA Inc., University Healthsystem Consortium and Healthcare Purchasing Partners International, LLC.	10-Q		May 15, 2001	10.4
10.35+	Asset Purchase Agreement, dated March 31, 2001, by and between Medical Distribution Solutions, Inc., Neoforma.com, Inc. and Neoforma Lifeline, Inc.	10-Q		August 13, 2001	10.17
10.36	Promissory Note from Med-XS Asset Services, Inc. payable to the Registrant.	8-K		September 20, 2001	2.3
10.37	Security Agreement made by Med-XS Asset Services, Inc. and Med XS Solutions, Inc. in favor of the Registrant.	8-K		September 20, 2001	2.4
10.38+	Three Way Assignment Agreement by and among the Registrant, Med-XS Asset Services, Inc. and Novation LLC.	8-K		September 20, 2001	2.5
10.39+	Integrated Solution Agreement, dated August 28, 2001, by and between Global Healthcare Exchange, LLC and Neoforma, Inc.	10-Q		November 14, 2001	10.1
10.40+	First Amendment to the Second Amended and Restated Outsourcing and Operating Agreement, effective July 1, 2001.	10-Q		November 14, 2001	10.2
10.41**	Credit Agreement by and between the Registrant and VHA Inc. effective as of April 16, 2001.	X
10.42	First Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated February 13, 2002.	X
21.1	Subsidiaries.	10-K		April 17, 2001	21.1
23.1	Consent of Arthur Andersen LLP, independent public accountants.	X
24.1	Power of Attorney (see signature page).	X
99.1	Registrant’s Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP’s confirmation of its compliance with audit standards.	X

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested for portions of this agreement.

Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b)    Reports on Form 8-K

None.

(c)    Exhibits

The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

(d) Financial Statement Schedules

The Registrant hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 14(a)(2) above.

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 28, 2002
NEOFORMA, INC

By:	/s/ ANDREW GUGGENHIME
Andrew Guggenhime Chief Financial Officer

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Robert J. Zollars and Andrew Guggenhime as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Signature	Title	Date

/s/ ROBERT J. ZOLLARS Robert J. Zollars	Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ ANDREW GUGGENHIME Andrew Guggenhime	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ CURT NONOMAQUE Curt Nonomaque	Director	March 28, 2002

/s/ MARK MCKENNA Mark McKenna	Director	March 28, 2002

/s/ RICHARD D. HELPPIE Richard D. Helppie	Director	March 28, 2002

/s/ JEFFREY HILLEBRAND Jeffrey Hillebrand	Director	March 28, 2002

/s/ ANDREW J. FILIPOWSKI Andrew J. Filipowski	Director	March 28, 2002

/s/ MICHAEL MURRAY Michael Murray	Director	March 28, 2002

Signature	Title	Date

/s/ ROBERT J. BAKER Robert J. Baker	Director	March 28, 2002

/s/ C. THOMAS SMITH C. Thomas Smith	Director	March 28, 2002

NEOFORMA, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Neoforma, Inc.:

We have audited the accompanying consolidated balance sheets of Neoforma, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoforma, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California
February 13, 2002

NEOFORMA, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$22,597	$15,663
Short-term investments	7,163	—
Accounts receivable, net of allowance for doubtful accounts of $384 and $321 in 2000 and 2001, respectively	2,299	1,377
Prepaid expenses and other current assets	3,770	4,357
Deferred debt costs, current portion	413	175

Total current assets	36,242	21,572

Property and equipment, net	32,529	29,127
Intangibles, net of amortization	127,799	311
Capitalized partnership costs, net of amortization	308,330	241,530
Non-marketable investments	8,400	745
Other assets	456	2,951
Deferred debt costs, less current portion	182	—

Total assets	$513,938	$296,236

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$8,089	$5,164
Accounts payable	22,744	5,592
Accrued payroll	3,106	4,708
Other accrued liabilities	2,303	4,680
Deferred revenue	947	1,764

Total current liabilities	37,189	21,908

Deferred revenue, less current portion	—	2,111

Notes payable, less current portion	7,958	20,635

Commitments and contingencies (Notes 4 and 5)

Stockholders’ equity:
Common Stock $0.001 par value:
Authorized — 300,000 shares at December 31, 2001
Issued and outstanding: 13,494 and 16,691 shares at December 31, 2000 and 2001, respectively	13	17
Warrants	11,733	3,688
Additional paid-in capital	761,374	806,556
Notes receivable from stockholders	(7,112)	(6,143)
Deferred compensation	(32,346)	(11,042)
Unrealized loss on available-for-sale securities	(3)	(1)
Accumulated deficit	(264,868)	(541,493)

Total stockholders’ equity	468,791	251,582

Total liabilities and stockholders’ equity	$513,938	$296,236

The accompanying notes are an integral part of these consolidated balance sheets.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	1999	2000	2001
Revenue:
Marketplace revenue:
Related party	$—	$81	$24,567
Other	83	1,257	1,130

Total Marketplace revenue	83	1,338	25,697
Trading Partner Services revenue:
Trading Partner Services	921	4,479	1,877
Sales of used equipment	—	4,629	250

Total Trading Partner Services revenue	921	9,108	2,127

Total revenue	1,004	10,446	27,824
Operating expenses:
Cost of equipment sold	—	3,544	216
Cost of services	—	8,247	14,217
Operations	5,941	13,517	15,782
Product development	8,161	24,599	17,638
Selling and marketing	16,860	53,216	28,699
General and administrative	17,937	25,922	17,644
Amortization of intangibles	715	25,700	29,274
Amortization of partnership costs	—	30,491	77,271
Cost of warrant issued to recruiter	2,364	—	—
Write-off of acquired in-process research and development	—	18,000	—
Abandoned acquisition costs	—	2,742	—
Restructuring	—	2,100	—
Impairment of intangibles	—	—	13,116
Costs of anticipated divestitures	—	14,446	81,486
Write-down of non-marketable investments	—	—	8,400
Gain on divested businesses	—	—	(258)

Total operating expenses	51,978	222,524	303,485

Loss from operations	(50,974)	(212,078)	(275,661)
Other income (expense):
Interest income	659	4,464	609
Interest expense	(676)	(1,289)	(1,826)
Other income (expense)	(29)	88	253

Net loss	$(51,020)	$(208,815)	$(276,625)

Net loss per share:
Basic and diluted	$(191.51)	$(24.87)	$(17.65)

Weighted average shares — basic and diluted	266	8,395	15,674

Pro forma net loss per share:
Basic and diluted	$(16.31)	$(24.12)	$(17.65)

Weighted average shares — basic and diluted	3,128	8,658	15,674

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock
	Series A		Series B		Common Stock			Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants
BALANCE, December 31, 1998	900	$1	286	$—	120	$1	$7	$1,926	$(10)	$(47)	$—	$(5,033)	$(3,155)	$(4,563)

Repayment of note receivable from stockholder	—	—	—	—	—	—	—	—	60	—	—	—	60
Common stock issued as a result of options exercised at $1.00 to $70.00 per share	—	—	—	—	1,286	1	—	9,114	(8,295)	—	—	—	820
Common stock repurchased at $1.00 per share	—	—	—	—	(1)	—	—	(1)	—	—	—	—	(1)
Valuation of options issued to consultants	—	—	—	—	—	—	—	850	—	—	—	—	850
Valuation of shares reserved for issuance to consultant	—	—	—	—	—	—	—	8	—	—	—	—	8
Issuance of warrants to purchase common stock	—	—	—	—	—	—	10	—	—	—	—	—	10
Valuation of preferred stock warrants issued to lender in conjunction with debt	—	—	—	—	—	—	1,240	—	—	—	—	—	1,240
Valuation of common stock issued to consultants	—	—	—	—	1	—	—	641	—	—	—	—	641
Valuation of warrants to purchase common stock issued to consultant at $0.10 per share	—	—	—	—	—	—	2,364	—	—	—	—	—	2,364
Common stock issued in connection with the acquisition of the assets of FDI Information Resources, LLC (FDI)	—	—	—	—	35	—	—	3,149	—	—	—	—	3,149
Deferred compensation	—	—	—	—	—	—	—	60,552	—	(60,552)	—	—	—
Unrealized losses on available for sale securities	—	—	—	—	—	—	—	—	—	—	(40)		(40)	$(40)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	13,211	—	—	13,211
Net loss	—	—	—	—	—	—	—	—	—	—	—	(51,020)	(51,020)	(51,020)

BALANCE, December 31, 1999	900	$1	286	$—	1,441	$2	$3,621	$76,239	$(8,245)	$(47,388)	$(40)	$(56,053)	$(31,863)	$(51,060)

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(in thousands, except per share amounts)

	Preferred Stock							Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Common Stock		Warrants							Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount								Loss
BALANCE, December 31, 1999	900	$1	286	$—	1,441	$2	$3,621	$76,239	$(8,245)	$(47,388)	$(40)	$(56,053)	$(31,863)	$(51,060)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	212	—	—	—	212
Common stock issued as a result of options exercised at $1.00 to $70.00	—	—	—	—	14	—	—	178	—	—	—	—	178
Common stock repurchased at $1.00 to $70.00	—	—	—	—	(177)	—	—	(2,181)	1,903	—	—	—	(278)
Valuation of options issued to consultants	—	—	—	—	—	—	—	212	—	—	—	—	212
Valuation of warrants issued to consultants	—	—	—	—	—	—	67	—	—	—	—	—	67
Conversion of Preferred Stock to common stock	(900)	(1)	(286)	—	3,999	4	—	88,769	—	—	—	—	88,772
Issuance of common stock for Initial Public Offering net of issuance costs of $9.3 million	—	—	—	—	805	1	—	95,336	—	—	—	—	95,337
Common stock issued in connection with exercise of warrant, net of shares repurchased	—	—	—	—	70	—	—	—	—	—	—	—	—
Common stock issued and Notes receivable from stockholders assumed in connection with the acquisition of Pharos Technologies, Inc. (Pharos)	—	—	—	—	198	—	—	22,982	(982)	—	—	—	22,000
Common stock issued in connection with the acquisition of U.S. Lifeline, Inc. (USL)	—	—	—	—	6	—	—	2,769	—	—	—	—	2,769
Common stock issued in connection with the acquisition of EquipMD, Inc. (EquipMD)	—	—	—	—	437	—	—	133,615	—	—	—	—	133,615
Common stock issued in connection with the acquisition of certain assets of National Content Liquidators, Inc. (NCL)	—	—	—	—	30	—	—	2,162	—	—	—	—	2,162
Common stock issued to VHA Inc. (VHA) and University Health System Consortium (UHC) in connection with the Outsourcing Agreement	—	—	—	—	5,755	5	—	291,326	—	—	—	—	291,331
Valuation of warrants earned by VHA and UHC	—	—	—	—	—	—	38,105	—	—	—	—	—	38,105
Common stock issued to UHC in connection with exercise of warrant	—	—	—	—	188	—	(8,224)	8,243	—	—	—	—	19
Conversion of VHA warrants to Restricted Common Stock	—	—	—	—	710	1	(21,836)	21,835	—	—	—	—	—
Deferred compensation on options issued to employees	—	—	—	—	—	—	—	4,656	—	(4,656)	—	—	—
Deferred compensation on options to purchase common stock assumed as part of the acquisition of EquipMD	—	—	—	—	—	—	—	23,053	—	(23,053)	—	—	—
Reduction in deferred compensation as a result of restructuring activities and employee attrition	—	—	—	—	—	—	—	(8,461)	—	8,461	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	34,290	—	—	34,290
Common stock issued under the employees stock purchase plan	—	—	—	—	18	—	—	641	—	—	—	—	641
Unrealized gain/(loss) on available for sale securities	—	—	—	—	—	—	—	—	—	—	37	—	37	$37
Net loss	—	—	—	—	—	—	—	—	—	—	—	(208,815)	(208,815)	(208,815)

BALANCE, December 31, 2000	—	$—	—	$—	13,494	$13	$11,733	$761,374	$(7,112)	$(32,346)	$(3)	$(264,868)	$468,791	$(208,778)

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(in thousands, except per share amounts)

	Preferred Stock
	Series A		Series B		Common Stock			Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants
BALANCE, December 31, 2000	—	$—	—	$—	13,494	$13	$11,733	$761,374	$(7,112)	$(32,346)	$(3)	$(264,868)	$468,791	$(208,778)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	(464)	581	—	—		117
Common stock issued as a result of options exercised at $1.00 to $11.88	—	—	—	—	33	—	—	244	(1)	—	—	—	243
Common stock repurchased at $1.00 to $60.00	—	—	—	—	(63)	—	—	(321)	202	—	—	—	(119)
Common stock issued for cash as part of an equity financing at $16.90 per share, net of issuance costs of $1,062	—	—	—	—	1,805	2	—	29,436	—	—	—	—	29,438
Common stock issued in connection with exercise of warrant, net of shares repurchased	—	—	—	—	4	—	—	—	—	—	—	—	—
Restricted common stock issued to employees in lieu of cash bonuses	—	—	—	—	37	—	—	596	—	—	—	—	596
Valuation of restricted stock earned by VHA and UHC	—	—	—	—	789	1	—	10,470	—	—	—	—	10,471
Write-off of uncollectible note receivable from stockholder	—	—	—	—	—	—	—	—	187	—	—	—	187
Conversion of UHC warrants to restricted common stock	—	—	—	—	367	1	(8,045)	8,044	—	—	—	—	—
Deferred compensation on restricted stock issued to employees	—	—	—	—	171	—	—	3,602	—	(3,602)	—	—	—
Reduction in deferred compensation as a result of employee attrition	—	—	—	—	—	—	—	(6,949)	—	6,949	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	17,957	—	—	17,957
Common stock issued under the employees stock purchase plan	—	—	—	—	54	—	—	524	—	—	—	—	524
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	2		2	$2
Net loss	—	—	—	—	—	—	—	—	—	—	—	(276,625)	(276,625)	(276,625)

BALANCE, December 31, 2001	—	$—	—	$—	16,691	$17	$3,688	$806,556	$(6,143)	$(11,042)	$(1)	$(541,493)	$251,582	$(276,623)

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(51,020)	$(208,815)	$(276,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to employees	—	—	596
Write-off of note receivable from employee	—	—	187
Amortization resulting from issuance of Series E preferred stock in connection with prepaid consulting services	269	958	—
Common stock issued in connection with consulting services	7	—	—
Valuation of common stock options issued in connection with consulting services	1,484	212	—
Valuation of common stock reserved for future issuance in connection with consulting services	8	—	—
Valuation of warrants to purchase common stock in exchange for consulting services	2,364	67	—
Provision for doubtful accounts	—	440	788
Depreciation and amortization of property and equipment	980	8,277	10,491
Amortization of intangibles	715	25,715	29,274
Amortization of partnership costs	—	30,491	77,271
Amortization of deferred compensation	13,211	34,290	17,957
Amortization of deferred debt costs	236	420	420
Write off of acquired in-process research and development	—	18,000	—
Write-down of intangible assets related to anticipated divestitures	—	13,250	81,086
Impairment of intangibles	—	—	13,116
Write-down of non-marketable investments	—	—	8,400
Net gain on divested businesses	—	—	(258)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(151)	(2,326)	17
Prepaid expenses and other assets	(2,385)	(1,371)	(106)
Accounts payable	6,738	15,152	(17,140)
Accrued liabilities and accrued payroll	1,678	2,663	4,285
Deferred revenue	77	47	3,621

Net cash used in operating activities	(25,789)	(62,530)	(46,620)

Cash flows from investing activities:
Purchases of marketable investments	(23,550)	(6,592)	(2,660)
Proceeds from the sale of marketable investments	—	23,182	9,823
Cash surrendered with divested businesses, net of cash proceeds received from divestitures	—	—	(166)
Proceeds from repayment of notes receivable relating to divestitures	—	—	150
Cash paid for the acquisition of General Asset Recovery, LLC (GAR), net of cash acquired	(1,800)	—	—
Cash paid for the acquisition of Pharos, net of cash acquired,	—	(669)	—
Cash paid for the acquisition of USL, net of cash acquired	—	(3,772)	—
Cash paid for the acquisition of EquipMD, net of cash acquired	—	(3,908)	—
Cash paid for costs related to establishing partnerships	—	(9,000)	—
Purchase of non-marketable investments	(2,500)	(5,900)	—
Cash paid on note issued in connection with the acquisition of GAR	(917)	(1,651)	(2,194)
Purchases of property and equipment	(9,009)	(32,003)	(7,416)

Net cash used in investing activities	(37,776)	(40,313)	(2,463)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	4,434	6,000	—
Proceeds from draws under line of credit	—	—	19,000
Repayments of notes payable	(633)	(1,933)	(7,054)
Proceeds from the issuance of Series D mandatorily redeemable convertible preferred stock, net of issuance costs	11,986	—	—
Proceeds from the issuance of Series E and E-1 mandatorily redeemable convertible preferred stock, net of issuance costs	71,380	—	—
Repayments of notes receivable from stockholders	60	212	117
Cash received related to options exercised, net of repurchases	—	178	243
Proceeds from the issuance of common stock under the employee stock purchase plan	—	641	524
Common stock repurchased, net of notes receivable issued to common stockholders	—	(278)	(119)
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	818	95,328	29,438

Net cash provided by financing activities	88,045	100,148	42,149

Net increase (decrease) in cash and cash equivalents	24,480	(2,695)	(6,934)
Cash and cash equivalents, beginning of period	812	25,292	22,597

Cash and cash equivalents, end of period	$25,292	$22,597	$15,663

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$439	$869	$767

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years ended December 31,
	1999	2000	2001
Supplemental schedule of noncash financing activities:
Reduction of deferred compensation resulting from employee terminations	$—	$8,461	$6,949

Cancellation of note payable as part of divestiture	$—	$—	$687

Issuance of restricted stock to employees	$—	$—	$3,604

Issuance of common stock for notes receivable	$8,295	$—	$1

Issuance of warrants to purchase common stock	$2,364	$38,172	$—

Issuance of warrants to purchase mandatorily redeemable convertible preferred stock	$1,240	$—	$—

Issuance of note payable to related party in connection with acquisition of GAR	$7,800	$—	$—

Issuance of common stock in connection with the acquisition of FDI	$3,150	$—	$—

Conversion of preferred stock to common stock	$—	$88,771	$—

Issuance of common stock in connection with acquisition of Pharos	$—	$22,000	$—

Issuance of common stock in connection with the acquisition of USL	$—	$2,769	$—

Issuance of common stock in connection with the acquisition of EquipMD	$—	$133,615	$—

Notes receivable from common stockholders cancelled in
repurchase of common shares	$—	$1,903	$666

Issuance of common stock in connection with partnership agreements	$—	$291,331	$—

Issuance of common stock in connection with the acquisition of certain assets of NCL	$—	$2,200	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS:

Neoforma, Inc. (the Company) builds and operates Internet marketplaces for trading partners in the healthcare industry, including providers (hospitals and physicians’ offices) and suppliers (distributors and manufacturers). The Company’s supply chain technology solutions enable the participants in the healthcare supply chain market, principally providers, manufacturers, distributors and group purchasing organizations, to significantly improve business processes within their organizations and among their trading partners.

In March 1996, the Company was incorporated as Neoforma, Inc., in the state of California, for the purpose of providing business-to-business e-commerce services for the medical products, supplies and equipment marketplace. In November 1998, the Company re-incorporated in the state of Delaware. In September 1999, the Company changed its name to Neoforma.com, Inc. In January 2000, the Company completed its initial public offering of its common stock on the Nasdaq National Market. In August 2001, the Company changed its name to Neoforma, Inc.

Since inception, the Company has incurred significant losses, and, as of December 31, 2001, had an accumulated deficit of $541.5 million. Operating losses are expected to continue through fiscal 2002. The Company currently anticipates that currently available funds, consisting of cash and cash equivalents, combined with those funds available through its line of credit with VHA Inc. (VHA) and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, General Asset Recovery, LLC (GAR), Pharos Technologies, Inc. (Pharos), U.S. Lifeline, Inc. (USL) and EquipMD, Inc. (EquipMD). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split

On August 13, 2001, as part of the Company’s annual meeting of stockholders, the stockholders voted to approve a proposal that gave the Company’s board of directors the authority to implement a reverse stock split

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s common stock at any one of three approved exchange ratios (1-for-6, 1- for-8, or 1-for-10) if the board believed that it was in the Company’s best interests to do so. On August 27, 2001, the Company implemented a 1-for-10 reverse split of its common stock as approved by the board of directors. All share and per share amounts, both current and historical, contained in these financial statements and the accompanying notes, have been restated to reflect the impact of the reverse stock split.

Reclassifications

Certain reclassifications have been made to the historical consolidated financial statements to conform to the 2001 presentation.

Revenue Recognition

The Company derives its revenue from marketplace services and from other related trading partner applications and services. Marketplace services consists primarily of applications and transaction fees and subscription based fees. Trading partner services revenue, to date, primarily consists of software license and maintenance fees, sponsorship fees, subscription fees, implementation fees and revenue derived from the sale of used medical equipment.

Transaction Fees.    Transaction fee revenue represents the Company’s negotiated percentage of the purchase price or gross marketplace volume at the time an order which was originated by a purchaser of medical equipment or supplies is confirmed or accepted by the supplier. The gross marketplace value of a transaction is the price of a product as agreed to by the purchaser and the supplier. The Company reports transaction fees on a net basis, as the Company does not believe that it acts as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things: the Company does not establish the prices of products paid by purchasers; the Company does not take title to products to be shipped from the supplier to the purchaser, nor does it take title to or assume the risk of loss of products prior to or during shipment; the Company does not bear the credit and collections risk of the purchaser to the supplier; and the Company does not bear the risk that the product will be returned.

Subscription Fees.    Subscription fee revenue is recognized ratably over the period of the subscription agreement.

Software License and Maintenance Fees.    For software license and maintenance revenue, the Company has and will continue to apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, the Company does not bifurcate the fee and does not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition.”

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product has been delivered either directly to the customer or to a common carrier.

At the time of the transaction, an assessment is done as to whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company also

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due outside normal payment terms, the fee is accounted for as not being fixed and determinable. In these cases, revenue is recognized as the fees become due.

For arrangements with multiple obligations (for example, undelivered maintenance and support), revenue is allocated to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. As such, revenue is deferred from the arrangement fee equivalent to the fair value of the undelivered elements.

The Company’s standard terms generally do not include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is recognized upon acceptance, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Revenue for maintenance services is recognized ratably over the contract term. Training and consulting services are billed based on hourly rates, and revenue is generally recognized as these services are performed. However, at the time of entering into a transaction, the Company assesses whether or not any services included within the arrangement require significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, the entire fee is recognized using the percentage of completion method. The percentage of completion is estimated based on the estimate of the total costs to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Sponsorship Fees.    Sponsorship fees revenue is recognized as services are performed and billable according to the terms of the service arrangement

Implementation Fees.    Implementation fees, as they relate to the implementation of the Company’s e-commerce solution, are generally recognized ratably over the term of the underlying agreement. In the future, as the Company performs services for implementation of other software products, the Company may recognize revenue on a completed contract basis, unless the Company can accurately estimate the amount of effort required to complete the project and track the amount of work performed. If the Company meets these requirements, the Company may recognize revenue on these types of fees on a percentage of completion method.

During fiscal 2001, the Company ceased its Auction operations. Revenue generated by the Company’s Auction operations was derived from transaction fees paid or payable by suppliers of medical products on the Company’s Website and from consigned inventory sold at live auctions and online auctions. In addition, Auction revenue included gross sales of purchased inventory, with the direct costs of such purchased inventory being shown in cost of equipment sold in the consolidated statements of operations.

Major Customers

The Company defines its customers as being the individual trading partners, both buyers and suppliers, who utilize the Company’s e-commerce marketplaces, marketplace services, or other services provided by the Company. On that basis, there were no customers that made up more than 10% of total revenue for any of the periods presented.

On a revenue generated per marketplace basis, the Company’s Marketplace@Novation represented approximately 0%, 1% and 90% of the Company’s total revenue for the years ended December 31, 1999, 2000 and 2001, respectively. Total amounts paid by Novation to the Company in revenue was $0, $81,000 and $24.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers accounted for 10% or more of total outstanding receivables as of:

	December 31,
	2000	2001
Customer A	16%	*
Customer B	12%	*
Customer C	*	21%
Customer D	*	11%

*	Customer accounted for less than 10%

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills and marketable securities with original maturities of three months or less and are stated at fair market value.

Investments

The Company accounts for debt and equity investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.” Accordingly, all of the Company’s short-term and long-term investments are classified as available-for-sale and stated at fair market value.

Investments with maturities greater than ninety days and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments.

The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains and losses on short-term and long-term investments, are recorded as a separate component of stockholders’ equity until realized. The Company’s policy is to record debt securities as available-for-sale because the sale of such securities may be required before maturity. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

Realized gains and losses are netted and included in interest income in the accompanying consolidated statements of operations. At December 31, 2001, the Company’s available-for-sale securities are all due within one year.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents and short-term investments are all due within one year and were as follows by major security type:

	December 31, 2000
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$8,350	$8,350	$—
Corporate debt securities	15,527	15,524	(3)

	$23,877	$23,874	$(3)

	December 31, 2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss

	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	$4,294	$(1)
Corporate debt securities	3,276	3,276	—

	$7,571	$7,570	$(1)

Investments classified as cash equivalents amounted to $16.7 million and $7.6 million at December 31, 2000 and 2001, respectively.

Accounts Receivable

Accounts receivable consists primarily of net amounts to be collected from purchasers of services rendered, or in the case of the Company’s live auction services, amounts due from purchasers for services rendered or for product purchased. Accounts receivable is recorded net of allowance for doubtful accounts.

Property And Equipment

Property and equipment are stated at cost, and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized and depreciated over the same period as the software. Internal costs incurred to develop software for use in operations which were potentially eligible for capitalization were not material and accordingly, were expensed as incurred and are included in product development costs in the accompanying consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

As of December 31, 2000 and 2001, property and equipment consisted of the following (in thousands):

	2000	2001
Computer and equipment	$12,130	$14,962
Software	25,109	29,169
Furniture and fixtures	2,275	2,133
Leasehold improvements	2,374	2,448

	41,888	48,712

Less: Accumulated depreciation and amortization	(9,359)	(19,585)

Property and equipment, net	$32,529	$29,127

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles

Intangibles consist of acquired assembled work force, customer lists, software, developed technology and goodwill which represent the amount of the purchase price in excess of the fair value of the tangible net assets in the acquisitions of GAR, FDI Information Resources, LLC (FDI), Pharos, USL, EquipMD and National Content Liquidators, Inc. (NCL). Historically, the intangibles have been amortized on a straight-line basis over a period of 3 to 7 years.

Intangible assets include the following:

	December 31,
	2000	2001
	(in thousands)
Assembled work force	$340	$—
Software	600	—
Developed technology	3,000	—
Customer lists	19,000	311
Goodwill	144,575	—

	167,515	311
Less: Accumulated amortization	(39,716)	—

	$127,799	$311

As of December 31, 2000, the Company had formally adopted a plan to divest itself of its GAR, NCL and USL subsidiaries, as none of these subsidiaries were aligned with the core business of the Company going forward. Additionally, as of December 31, 2001, the Company formally adopted a plan to divest itself of EquipMD as part of its ongoing focus on the Company’s core business. As a result of the pending divestitures, the Company reassessed the value of each subsidiary based primarily on the expected sales price of the respective businesses. The resulting write-downs of the intangible balances relating to each subsidiary was a direct result of the revised valuation of each of the businesses in light of the pending divestitures (see Note 7 for further discussion).

As of December 31, 2001, the Company performed an assessment of the carrying value of the Pharos intangible assets. The absence of a readily identifiable market value for the technology and other intangible assets acquired, combined with certain other events and the impending termination of the Company’s internal use of the technology acquired, led the Company to the conclusion that the carrying value of the intangibles was impaired and therefore, not recoverable as of December 31, 2001. As a result, an impairment charge of $13.1 million was recorded during the fourth quarter of 2001.

Capitalized Partnership Costs

Capitalized partnership costs consists primarily of capitalized charges related to the issuances of common stock and restricted common stock in connection with an outsourcing and operating agreement entered into by the Company during the fiscal year 2000 and is shown net of accumulated amortization. Certain direct costs associated with the completion of that agreement have also been capitalized in this account (see Note 15 for discussion of both the outsourcing and operating agreement and the related costs that have been capitalized).

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Marketable Investments

In December 1999, the Company purchased 526,250 shares of common stock of CarePortal.com, LLC (CarePortal), formerly known as IntraMedix, LLC (IntraMedix), a privately held corporation, in exchange for $2.5 million in cash. CarePortal is a company that provides procurement services related to the distribution of geriatric care products to the nursing home community. CarePortal is a related party to GeriMedix, a supplier with which the Company had an agreement to perform e-commerce services. On May 26, 2000, the Company issued a 30-day note receivable to CarePortal in the amount of $1.0 million, evidenced by a promissory note bearing interest at a rate of 8% per annum. On August 8, 2000 the Company exercised its option to convert the promissory note into shares of CarePortal common stock. Additionally, the Company invested $1.5 million in CarePortal in exchange for common stock. In November 2000, the Company issued a 30-day note receivable to CarePortal in the amount of $400,000, evidenced by a promissory note bearing interest at a rate of 11% per annum. On December 31, 2000 the Company exercised its option to convert the promissory note into shares of CarePortal common stock. As of December 31, 2000, the Company owned CarePortal common stock representing an ownership percentage of approximately 9.6% of the total outstanding common stock of CarePortal. The Company accounts for its investments in CarePortal using the cost method.

Over the course of fiscal 2001, the Company continued to narrow the focus of its operating efforts to the acute care market and specifically refocused its operations on private marketplaces for trading partners. This fact, combined with uncertainties regarding the financial position of CarePortal, the resulting decline in the Company’s estimate of the fair market value of this investment, the lack of visibility on the ultimate recoverability of the investment, and the Company’s belief that the decline in value was not temporary in nature, led the Company to conclude that the investment in CarePortal had no future realizable value as of December 31, 2001. As such, during the fourth quarter of 2001, the Company wrote off its $5.4 million investment in CarePortal.

In March 2000, the Company purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc. (Pointshare), a privately held corporation, in exchange for $3.0 million. Pointshare is a company that provides on-line business-to-business administrative services to healthcare communities. The Company’s ownership represented approximately 2% of the Pointshare common shares outstanding at the time of the investment and as of December 31, 2000, assuming a 1:1 conversion ratio of preferred stock to common stock. The Company accounts for this investment using the cost method.

In September 2001, the Company received notice from Pointshare that it was in the process of selling its remaining assets and winding down its operations. Based on the Company’s subsequent discussions with Pointshare’s management, the Company felt that it was highly unlikely that it would recover any material portion of its initial investment. As such, the Company wrote off its $3.0 million investment in Pointshare during the third quarter of 2001.

In April 2001, as part of the divestiture of the Company’s Plan operations, the Company received 1,490,637 shares of Series A Preferred Stock in Attainia, Inc. (Attainia) as part of the consideration paid by Attainia for their purchase of certain portions of the Company’s Plan operations. These shares were valued at $0.50 per share and resulted in a total investment in non-marketable securities of approximately $745,000 being recorded (see Note 7 for further discussion of this transaction).

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. To date the only such impairment the Company has identified is the impairment of the net asset values of the GAR, NCL, USL and EquipMD subsidiaries as a result of the completed or planned divestitures of these operations (see Note 7 for further discussion).

Product Development Costs

Product development costs include expenses incurred by the Company to develop and enhance the Company’s Website and related Website services. Non-software related product development costs are expensed as incurred.

The Company accounts for internally generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Internally generated costs which were eligible for capitalization, after consideration of factors such as realizable value, were not material for the years ended December 31, 1999, 2000 and 2001 and, accordingly, all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Stock Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option plans. The Company follows the provisions of SFAS No. 123 for options granted to consultants and non-employees.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” (FIN No. 44). FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective as of July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation should be recognized on a prospective basis from July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company’s financial position or results of operations.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 1999, 2000 and 2001, the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded $40,000 of unrealized holding losses, $37,000 of unrealized holding gains and $2,000 of unrealized holding gains, respectively. The Company has integrated the presentation of comprehensive income (loss) with the accompanying consolidated statements of changes in stockholders’ equity (deficit).

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 1999, 2000 and 2001, the Company operated in a single business segment building and operating e-commerce marketplaces for healthcare providers and suppliers in the medical product, supplies and equipment industry in the United States. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

Basic and Diluted Net Loss Per Share and Pro Forma Basic and Diluted Net Loss Per Share

Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive as a result of the Company’s net losses. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 3.4 million, 4.8 million and 2.7 million shares for the years ended December 31, 1999, 2000 and 2001, respectively.

Pro forma basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the appropriate period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the Company’s initial public offering.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	1999	2000	2001
Net loss	$(51,020)	$(208,815)	$(276,625)

Basic and diluted:
Weighted average shares of common stock outstanding	585	9,023	16,043
Less: Weighted average shares of common stock subject to repurchase	(319)	(628)	(369)

Weighted average shares used in computing basic and diluted net loss per share	266	8,395	15,674

Basic and diluted net loss per common share	$(191.51)	$(24.87)	$(17.65)

Pro forma:
Net loss	$(51,020)	$(208,815)	$(276,625)

Shares used above	266	8,395	15,674
Pro forma adjustment to reflect weighted average effect of assumed conversion of convertible preferred stock (unaudited)	2,862	263	—

Weighted average shares used in computing pro forma basic and diluted net loss per share (unaudited)	3,128	8,658	15,674

Pro forma basic and diluted net loss per share (unaudited)	$(16.31)	$(24.12)	$(17.65)

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force (EITF), reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and No. 00-25. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes will be reclassified to comply with the financial statement display requirements under these issues. As a result of the application of these EITFs, the Company will net selected costs associated with strategic partnerships against certain immaterial implementation revenue on a prospective and historical basis due to the relationships between those strategic partners and the trading partners being implemented. Given the immaterial amounts this revenue represents, the Company believes the adoption of these pronouncements in 2002 will not have a significant impact on its financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill and other acquired intangible assets are no longer subject to amortization over its estimated useful life. Intangible assets with finite lives will continue to be amortized over those lives. The Company is currently analyzing the impact of SFAS 142 and expects to complete the analysis by the end of its fiscal quarter ended June 30, 2002. As of December 31, 2001, the Company does not have any material amount of goodwill but does have other acquired intangible assets that could be affected by this statement. The Company does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that a material impairment charge may not result upon completion of the review.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes the adoption of this pronouncement in 2002 will not have a significant impact on its financial position, results of operations or cash flows.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    LOANS AND NOTES PAYABLE

In May 1999, the Company entered into a subordinated loan agreement (the loan agreement) with a lender under which it can borrow up to $2.0 million. The loan agreement bears interest at 12.5% and expires in July 2002. The loan agreement was secured by all of the assets of the Company at the time the loan was made. In addition, the Company issued a warrant to purchase 22,881 shares of Series D preferred stock at an exercise price of $11.80 per share. At December 31, 2001, the remaining unpaid principal balance was $325,000.

In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. In connection with this facility, the Company issued the lender a warrant to purchase 13,771 shares of Series D preferred stock at $11.80 per share (see Note 12). At December 31, 2001, the outstanding balance under this facility was $1.0 million.

In August 1999, in connection with the GAR acquisition, the Company issued a promissory note in the principal amount of $7.8 million payable monthly over five years that bears interest at a rate of 7% per annum. In July 2001, the Company modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the Auction operations. Per the revised terms of the note, $750,000 of the balance was paid in August 2001, and an additional $500,000 was cancelled by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per annum, over the subsequent 30 months. As of December 31, 2001, the outstanding balance on the note was approximately $2.4 million.

As part of the purchase of EquipMD, the Company assumed a note payable in the amount of $1.8 million, which is related to EquipMD’s purchase of Central Point Services, LLC. The note bears interest at 7.5% per annum and is payable in eight quarterly installments, after which the unpaid principal balance and accrued interest become due and payable through January 2002. At December 31, 2001, the remaining principal balance was $300,000.

In July 2000, the Company entered into an unsecured promissory note with its investment bankers in the amount of $6.0 million. The note was payable in four quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, the Company and its bankers amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At December 31, 2001, the remaining balance on the note was $2.5 million.

In July 2000, as part of the acquisition of certain assets of NCL, the Company issued a non-interest bearing promissory note to each of the four principals of NCL in the amount of $62,500 each. The notes are payable in 24 equal monthly installments, commencing on August 15, 2000. As of December 31, 2001, the balance of these four notes was $71,000. In addition, as part of the acquisition, the Company also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of December 31, 2001, no payments have been made against this commitment.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, the Company entered into a $25.0 million revolving credit agreement with VHA. Under the credit agreement, until May 31, 2002, the Company is able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds that the Company borrows under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of the Company’s assets. In the event that the Company (1) sells any of its stock as part of an equity financing, (2) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enters into a debt financing or other lending transaction secured by assets the Company owned as of the date the Company entered into the credit agreement, then the maximum of $25.0 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds the Company receives from any of these transactions. As of December 31, 2001, the Company had outstanding borrowings of $19.0 million under the line of credit, and remaining available funds of $6.0 million. On February 13, 2002, the Company and VHA executed an amendment to the credit agreement, which modified the credit agreement to extend both the availability and the maturity date of the revolving credit line through May 31, 2003. All other terms of the credit agreement remained unchanged.

Future maturities of principal on the loans and notes payable as of December 31, 2001 are as follows (in thousands):

2002	$5,164
2003	20,540
2004	95

$25,799

4.    COMMITMENTS

The Company leases its various office facilities under operating leases. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $793,000, $4.4 million and $3.1 million, respectively.

Future minimum obligations under non-cancelable operating leases are as follows (in thousands):

2002	$3,455
2003	3,069
2004	3,095
2005	3,133
2006	3,243
2007	813

$16,808

In October 2000, the Company entered into a sublease agreement whereby the Company was subleasing to a third party corporation approximately 27% of the space in the building which serves as the Company’s headquarters. The sublease committed this third party to make sublease payments to the Company totaling $2.2 million and $1.7 million in 2002 and 2003, respectively. In late 2001, this corporation notified the Company that due to financial difficulties, it would be unable to comply with the terms of its sublease commitment in 2002 and 2003. As a result, the Company entered into a settlement agreement with the tenant corporation on January 2, 2002 whereby the Company retained the security deposits and other amounts securing the sublease obligation, the Company received payment of an additional $325,000 from the tenant corporation as a settlement, the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company retained effectively all of the furniture and leasehold improvements present in the subleased space and the tenant corporation agreed to vacate the facility and release any claim on it as of the that date. The funds received from the tenant corporation have been booked as a deposit and will be amortized over the term of the terminated sublease agreement as a reduction in the Company’s rent expense each period.

In May 1999, the Company entered into an agreement with a non-profit health services research organization (the Organization), which allows the Company to use content from the Organization’s database of information about medical products and manufacturers and obtain a license to use elements of its classification system. Additionally, the agreement provides for joint marketing activities and collaboration in the creation of a database of product and vendor information. This agreement also requires the Company to make revenue sharing payments to the Organization during the three-year term of the agreement and for two years following expiration or termination of the agreement with respect to revenue derived from the Company’s Plan service. During the second and third years, the Company is required to pay a nonrefundable fee of $600,000 per year, in equal monthly installments, which shall be credited against any revenue sharing profits payable. In May 2001, as a result of the Company’s divestiture of the majority of the Plan services, combined with the Company narrowing its strategic focus on its marketplace business, the Company entered into a Settlement and Release Agreement with the Organization to terminate the agreement. The settlement agreement terminated the initial agreement with the Organization effective March 14, 2001, including all revenue sharing and fee requirements, in exchange for a commitment by the Company to pay $425,000 over the next 12 months in four installments of $125,000, $75,000, $25,000 and $200,000 payable on May 31, 2001, September 1, 2001, December 15, 2001 and February 15, 2002, respectively. As of December 31, 2001 the first three payments required under the settlement agreement totaling $225,000 had been made.

In October 1999, the Company entered into a three-year agreement with a consulting firm (the Consultant), which was a stockholder as a result of the Series E financing, in which the Consultant agreed to introduce the Company’s services to appropriate clients, based on their interests, and to incorporate the Company’s services into certain of its service offerings. The agreement also provides for joint marketing activities. In consideration, the Company has agreed to make payments to the Consultant in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma e-commerce transaction revenue and other payments. The Company has also agreed to utilize the Consultant’s services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from the Consultant, at a discount from the Consultant’s standard fees. For the year ended December 31, 2000, the Company recorded expenses amounting to $1.7 million related to services provided by the Consultant under this agreement. No expenses were recorded related to these services for fiscal 1999 and 2001.

In November 1999, the Company entered into a co-branding agreement with a corporation. Under the agreement, the corporation had an obligation to transfer to the Company’s Website all listings of new and used medical products offered for sale through the corporation’s Website (on an exclusive basis to the extent the corporation has the right to do so), and the Company had an obligation to transfer to the corporation all listings of used and excess laboratory products offered for sale on the Company’s Website (on an exclusive basis to the extent the Company has the right to do so). The parties also agreed to establish links between their respective Websites. In addition, the corporation had an obligation to develop and maintain a co-branded career center and a co-branded training and education center, and to provide the Company with specified content created for its medical online communities. This corporation also had the non-exclusive right to sell sponsorships on the Company’s Plan service and the exclusive right to sell advertising on the co-branded sites. Under this agreement, the Company agreed to pay this corporation $2.0 million of development and promotional fees over the first two years of this agreement. In February 2001, the Company entered into an amendment to this agreement whereby the Company was relieved of substantially all of its remaining obligations to pay any development or

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promotional fees, and under which the corporation was relieved of certain obligations, including the exclusivity of its relationship with the Company.

In July 1999, as part of the employment agreement entered by and between the Company’s Chief Executive Officer (CEO) and the Company, the CEO is eligible to receive a moving assistance loan up to $2.5 million. The loan is to be forgiven in equal monthly installments from the date of closing on his new home through June 30, 2003. In December 2001, the Company and the CEO agreed to modify the terms of the loan to provide for funding of the loan in December 2001, and for the forgiveness to occur in semi-annual installments through June 30, 2003. As of December 31, 2001, the full amount of $2.5 million was funded and outstanding under the loan.

5.    LITIGATION

In July 2001, the Company was named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York related to its initial public offering (IPO), on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These complaints in these actions are virtually identical and have since been consolidated. The lawsuits also named certain of the underwriters involved in the IPO, including Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens, as well as Neoforma’s Chairman and Chief Executive Officer, Robert Zollars, and Neoforma’s former Chief Financial Officer, Frederick Ruegsegger, as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received ”excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of Neoforma’s stock. Neoforma and its officers are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, rescissory damages to members of the class that no longer hold Neoforma stock, interest, attorney and expert fees and other litigation costs. The Company plans to vigorously defend these actions.

On January 11, 2002, the Company filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of the Company’s subsidiary, Neoforma GAR, Inc., which had provided Auction services. Prior to filing of the suit, the Company had accelerated all principal payments under the promissory note, due to Med-XS’s failure to make scheduled payments under the promissory note, and made demand to Med-XS for the entire $2.4 million. Defendants have made a counterclaim to the suit, alleging breach of contract, fraud, and breach of implied covenant of good faith and fair dealing. The Company has filed a motion to dismiss the counterclaims. The Company believes that its suit ultimately will be successful.

6.    ACQUISITIONS

GAR

In August 1999, the Company acquired substantially all of the assets of GAR, a live auction house and asset management company focused on medical products. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. According to the terms of the agreement, a segment of GAR’s operations related to the auction of non-medical industrial products was sold back to one of the original owners of GAR for nominal consideration. Accordingly, the revenue and direct costs associated with the industrial operations have been eliminated in the pro forma tables presented below.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price of approximately $9.7 million consisted of $1.7 million in cash, a note payable of $7.8 million, the assumption of $100,000 of liabilities and acquisition-related expenses of $100,000. In the initial allocation of the purchase price, $25,000 was allocated to tangible assets and $9,675,000 was allocated to intangible assets as goodwill. The intangible assets are being amortized over an estimated life of seven years. The note payable is due over a five-year period and bears interest at a rate of 7% per annum.

FDI

In November 1999, the Company acquired certain assets of FDI, a company in the business of developing and licensing equipment planning software. Under the terms of the agreement, the Company acquired the rights to software and certain customer contracts. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

The total purchase price of approximately $3.4 million consisted of 35,000 shares of common stock valued at $3,150,000, estimated assumed liabilities of approximately $97,000 and estimated acquisition-related expenses of approximately $112,000. In the allocation of the purchase price, $600,000, $240,000 and $2,519,000 were allocated to acquired software, assembled workforce and trade names, and goodwill, respectively. The acquired software, assembled workforce and trade names and goodwill are being amortized over an estimated useful life of three years.

The unaudited pro forma results of operations of the Company, GAR and FDI for the year ended December 31, 1999, assuming the acquisitions took place at the beginning of this period, are as follows (in thousands, except per share amounts):

For the Year Ended December 31, 1999

Revenue	$2,764

Net loss	$(53,193)

Basic and diluted net loss per share	$(199.67)

Pharos

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

The total purchase price of approximately $22.8 million consisted of approximately 200,000 shares of common stock valued at $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $94,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 70,000 were subject to repurchase rights which lapse over the vesting period of the original terms of the shares, which specify a vesting period of four years. As of December 31, 2000, approximately 11,000 of these shares were subject to repurchase. In the initial allocation of the purchase price, $367,000, $3.0 million, $3.0 million and $16.5 million were allocated to tangible assets, acquired in-process research and development, developed technology and goodwill, respectively. The acquired in-process research and development was expensed upon consummation of the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. The developed technology is being amortized over the period that the technology is being put to productive use over an estimated useful life of three years. The goodwill is being amortized over an estimated useful life of five years.

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

USL

In March 2000, the Company acquired USL, a healthcare content company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

The total purchase price of approximately $7.2 million consisted of approximately 6,000 shares of common stock valued at $2.8 million, $3.5 million in cash and estimated assumed liabilities of approximately $912,000. In the initial allocation of the purchase price, $682,000 and $6.5 million were allocated to tangible assets and goodwill, respectively. The goodwill is being amortized over an estimated useful life of five years.

EquipMD

In April 2000, the Company acquired EquipMD, a business-to-business procurement company serving the physician market. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of the acquisition.

The total purchase price of approximately $141.7 million consisted of approximately 440,000 shares of the Company’s common stock valued at approximately $126.4 million, 27,000 vested options valued at approximately $7.2 million and estimated assumed liabilities and acquisition costs of $8.1 million. In addition, the Company assumed approximately 81,000 unvested options. In the initial allocation of the purchase price, $1.5 million, $100,000, $19.0 million, $106.1 million and $15.0 million were allocated to tangible assets, assembled workforce, customer lists, goodwill and acquired in-process research and development, respectively. The intangible assets are being amortized over an estimated useful life of five years.

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

NCL

In July 2000, the Company acquired certain assets of NCL, an asset management company focused on healthcare facility liquidations and the resale of used medical products. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $3.2 million consisted of approximately 30,000 shares of common stock valued

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at $2.2 million, $500,000 in cash and $500,000 in notes payable to the principals of NCL. In the initial allocation of the purchase price, the full $3.2 million was allocated to goodwill, as there were no material tangible assets acquired. The goodwill is being amortized over an estimate useful life of seven years.

The unaudited pro forma results of operations of the Company, GAR, FDI, Pharos, USL, EquipMD and NCL for the twelve months ended December 31, 1999 and 2000, assuming the acquisitions took place at the beginning of the respective periods, are as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,

	1999	2000
Revenue	$4,707	$12,274

Net loss	$(81,879)	$(218,795)

Basic and diluted net loss per share	$(87.11)	$(25.50)

7.    DIVESTITURES

In the fourth quarter of 2000, the Company’s management, working with the Board of Directors, finalized a plan to refocus the Company’s operations on the building and operating of Internet marketplaces for trading partners. As part of this process, the Company announced its intention to divest itself of two of its operations that were not aligned with that strategy. The operations to be divested were Auction, which consisted primarily of GAR and the assets acquired from NCL, as well as the USL subsidiary. As of December 31, 2000, the Company’s management had received approval from the Board of Directors for its plan to divest the Company of these two operations.

As a result of this plan, as of December 31, 2000, the Company wrote down the assets of both operations to the estimated net realizable disposal value based on the activity through December 31, 2000. Additionally, the Company recorded an accrual for the anticipated costs to sell these two operations. As of December 31, 2000, the operations to be divested had total tangible assets of $1.7 million and total liabilities of $843,000. Additionally, prior to any write-down, the Company had recorded approximately $16.1 million of unamortized intangible assets relating to the operations held for sale.

The costs of anticipated divestitures of $14.4 million for the year ended December 31, 2000 consisted of an approximately $13.3 million reduction in the net realizable value of the assets relating to the operations to be sold to reflect the estimated disposal value and $1.1 million of accruals for anticipated deal costs including severance, accrued rent relating to idle facilities, as well as financial and legal advisory fees. As of December 31, 2001, the remaining accrual relating to these costs of anticipated divestitures was $729,000.

In April 2001, the Company completed the sale of substantially all of the assets of USL, the Company’s healthcare content subsidiary, and part of its Plan operations, to Medical Distribution Solutions, Inc. (MDSI) for consideration totaling $1.25 million. Per the terms of the asset purchase agreement entered into by and between the Company and MDSI, the Company agreed to transfer to MDSI substantially all of the assets and certain liabilities of the USL operations, resulting in net assets of approximately $750,000 in book value being transferred. The assets and liabilities transferred consisted of $830,000 of tangible assets, $695,000 of goodwill and $775,000 of liabilities, which consisted primarily of payroll related accrued liabilities and deferred revenue. The purchase price was comprised of $500,000 of cash delivered to the Company upon the closing and a $750,000 non-interest bearing promissory note payable to the Company in annual installments over five years from the date of closing. In addition, the Company will receive a revenue share from MDSI on certain types of

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales. The net result of the transaction to the Company was a gain on the divestiture of these assets of approximately $500,000.

In April 2001, the Company entered into a contribution agreement to sell to Attainia substantially all of the remaining assets of the Company’s Plan operations, which consisted of those assets that the Company acquired as part of the acquisition of certain assets of FDI in November 1999. The Company agreed to contribute to Attainia approximately $1.8 million of net assets, consisting of $85,000 of tangible assets, $1.8 million of intangible assets, including goodwill, assembled workforce and developed software, and $70,000 of liabilities, consisting primarily of deferred revenue. In addition, the Company agreed to provide free office space to Attainia in the Company’s corporate headquarters for up to six months, as well as to provide access to $227,000 of working capital to Attainia in the form of a short-term promissory note. This note bears interest at 8% and is payable in installments over the 15 months subsequent to the closing of the transaction. In connection with the sale, Attainia issued to the Company 1,490,637 shares of its Series A Preferred Stock, which was valued at $0.50 per share, resulting in consideration of $745,000 being provided to the Company upon closing. These shares are recorded in the non-marketable investments section of the accompanying balance sheet as of December 31, 2001. In addition, the Company will receive a revenue share from Attainia on certain types of sales. The net result of the transaction to the Company was a loss on the divestiture of these assets of approximately $1.1 million.

In July 2001, the Company entered into a purchase agreement to sell substantially all of the assets of the Company’s Auction operations to Med XS Solutions, Inc. (Med-XS), in exchange for consideration in the amount of $2.5 million. The Company agreed to contribute approximately $1.8 million of net assets, consisting of $300,000 of tangible assets including inventory and fixed assets, $1.5 million of intangible assets, and eliminated $180,000 of liabilities. Under the amended purchase agreement, the consideration provided to the Company by Med-XS consisted of $150,000 cash delivered to the Company at closing and a $2.4 million promissory note payable to the Company over two years from the date of closing, which was September 5, 2001. In addition, the Company will receive a revenue share and profit share from Med-XS on the sold operations, which will be recognized when earned. The net result of the transaction to the Company was a gain on the divestiture of these assets of approximately $879,000. In January 2001, the Company filed suit against Med-XS for non-payment of amounts due under the note. As of that date, the Company had not received any payments from Med-XS beyond the $50,000 delivered at closing. As the Company believes its case is strong, it believes the note is fully collectible and as such, no valuation allowance has been recorded against the note as of December 31, 2001. As of December 31, 2001, approximately $1.5 million of this note is classified as long-term and $881,000 as short-term in the accompanying consolidated balance sheet.

During the fourth quarter of 2001, in order to continue to maintain its focus on delivering core customer solutions and to increase the resource commitment to its more scalable, higher return acute care business, the Company obtained board approval to begin exploring strategic alternatives for the divestiture of the Company’s NeoMD operations. These operations consist primarily of the assets of the Company’s wholly-owned subsidiary, EquipMD. As a result of this plan, the Company wrote down the assets of these operations to the estimated net realizable disposal value based on the activity through December 31, 2001. The assets, which primarily consisted of goodwill and other intangible assets, were written down by approximately $81.1 million to the Company’s current estimate of their realizable disposal value as of December 31, 2001. Additionally, the Company booked an accrual for $400,000 for anticipated post-divestiture costs including severance, accrued rent relating to idle facilities, as well as potential financial and legal advisory fees. As of December 31, 2001, none of the $400,000 accrual had been utilized.

8.    DEFERRED COMPENSATION

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to employees of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option and the fair value of the underlying stock on the date the option was granted. Deferred compensation of this type is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, the Company recorded deferred compensation of $65.2 million in total. In May 2000, this deferred compensation was decreased by $5.1 million as a result of a reduction in workforce related to restructuring activities (see Note 10 for further discussion). Additionally, during the remainder of the years ended December 31, 2000 and 2001, the Company recorded $3.4 million and $6.9 million in additional reductions of this deferred compensation as a result of normal employee attrition, respectively. We recorded amortization of this deferred compensation of $25.3 million and $10.1 million during the years ended December 31, 2000 and 2001, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, the Company recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. The Company recorded amortization of deferred compensation related to these options of $9.0 million and $7.7 million during the years ended December 31, 2000 and 2001, respectively.

In December 2001, in connection with the award of restricted stock to certain employees and officers, the Company recorded deferred compensation of $3.6 million, representing the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on June 30, 2003 for the officers and on February 16, 2004 for the other employees, provided that for both groups they are employed continuously with the Company through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. Amortization of deferred compensation related to these shares of $146,000 was recorded during the year ended December 31, 2001.

The remaining deferred compensation of $11.0 million at December 31, 2001 will be amortized as follows: $7.6 million during fiscal 2002, $3.2 million during fiscal 2003 and $0.2 million during fiscal 2004. As the amortization expense relates to options and restricted stock awarded to employees across all operating expense reporting categories, the amount of deferred compensation amortization expense has been allocated to those categories in the consolidated statement of operations based on the reporting category in which the salary and other compensation of each individual responsible for the initial deferred compensation balance is classified.

9.    ABANDONED ACQUISITION COSTS

On March 30, 2000, the Company entered into agreements to acquire Eclipsys Corporation (Eclipsys) and HEALTHvision, Inc., (HEALTHvision) as part of entering into the outsourcing and operating agreement with Novation.

On May 25, 2000, all three parties agreed by mutual consent to terminate the proposed mergers, and instead the Company entered into a strategic commercial relationship with Eclipsys and HEALTHvision that includes a co-marketing and distribution arrangement between the Company and HEALTHvision. The arrangement includes the use of Eclipsys’ eWebIT enterprise application integration technology and professional services to enhance the integration of legacy applications with the Company’s e-commerce platform. In addition, the Company modified the structure and terms of its stock and warrant transactions with VHA and UHC (see Note 6 for further discussion of the resulting outsourcing and operating agreement).

As a result of the termination of the mergers, a number of costs the Company incurred during the due diligence and acquisition process, including investment banker fees, legal advisory fees and financial and

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting fees, no longer had any realizable future value. As such the Company expensed all such costs in the third quarter of the year ended December 31, 2000. As of December 31, 2000, there was no accrual remaining relating to the abandoned acquisition costs.

10.    RESTRUCTURING

As a result of the acquisition of EquipMD, as well as entering into the outsourcing and operating agreement with Novation (see Note 16 for further discussion) in May 2000, management identified a need to refocus the Company’s operations around the two markets represented by those activities, integrated delivery networks and hospitals, and physician practices. As a result, the Company underwent a restructuring involving both changes in executive management and the overall organizational structure. The resulting reduction in force of approximately 80 employees was across functions and eliminated positions which were largely duplicative or unnecessary. The resulting $2.1 million restructuring charge consisted entirely of accrued severance and other employee related costs. As of December 31, 2000, the accrual had been fully utilized and there were no remaining expenses related to this restructuring.

11.    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 11,860,000 shares of preferred stock, each with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2001, no shares of preferred stock were outstanding.

Common Stock

On July 26, 2000, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of its common stock to 300,000,000.

As of December 31, 2001, the Company has reserved the following shares of common stock for future issuance as follows (in thousands):

Stock Option Plans	2,165
Conversion of warrants outstanding	4
Employee Stock Purchase Plan	105

2,274

In January 2000, the Company completed its initial public offering of 805,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters discount of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

12.    WARRANTS

In June 1998, the Company issued a warrant to purchase 4,500 shares of Series C preferred stock at an exercise price of $7.70 per share in conjunction with a loan agreement. The fair value of the warrant at the date of issuance was determined to be $7,000 and was estimated using the Black-Scholes valuation model. This amount is being recognized as additional interest expense over the expected life of the loan agreement.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 1999, the Company issued a warrant to purchase 22,881 shares of Series D preferred stock at an exercise price of $11.80 per share in conjunction with a loan agreement. The warrant is exercisable immediately and expires May 12, 2006. The fair value of the warrant at the date of issuance was determined to be $640,000 and was estimated using the Black-Scholes valuation model. This amount is being recognized as additional interest expense over the expected life of the loan agreement.

In July 1999, the Company issued a warrant to purchase 1,000 shares of Series D preferred stock at an exercise price of $11.80 per share in conjunction with a loan agreement. The fair value of the warrant at the date of issuance was determined to be $40,000 and was estimated using the Black-Scholes valuation model. This amount is being recognized as additional interest expense over the expected life of the loan agreement.

In July 1999, the Company issued a warrant to purchase 13,771 shares of Series D preferred stock at $11.80 per share in connection with an equipment lease line. The warrant is exercisable immediately and expires July 7, 2006. The fair value of the warrant at the date of issuance was determined to be $559,000 and was estimated using the Black-Scholes valuation model. This amount is being recognized as additional interest expense over the expected life of the lease line.

In September 1999, the Company issued to a retained executive search firm a warrant to purchase 43,662 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant is exercisable immediately and expires on September 9, 2009. The fair value of the warrant was determined to be $2.4 million and was estimated using the Black-Scholes valuation model. This expense is included in cost of warrant issued to recruiter for the year ended December 31, 1999.

13.    STOCK OPTIONS

1997 Stock Plan

The Company, under the 1997 Stock Plan (the 1997 Plan), reserved approximately 1.5 million shares of common stock. The stock was reserved for the Company’s employees, directors and consultants. The term of each option was stated in the option agreement and was not to exceed 10 years after the grant date. If the optionee owned stock representing more than 10% of the Company’s voting power, the term of the option was not to exceed 5 years after the grant date.

Option pricing was no less than 85% of the fair market value per share on the date of the grant. If the optionee owned stock representing more than 10% of the Company’s voting power the option price was not to be less than 110% of the fair market value per share on the date of the grant. If the stock option was an incentive stock option, then the price for the stock could not be less than 100% of the fair market value per share on the date of the grant.

Any option granted was to be exercisable at such times and under such conditions as determined by the Board of Directors. However, for most options, 25% of the shares subject to the option vested 12 months after the vesting commencement date, and 1/48 of the shares vested each month thereafter. Options under the 1997 Plan were exercisable immediately, subject to repurchase rights held by the Company, which lapsed over the vesting period as determined.

The Company’s right of repurchase lapsed at a rate determined by the board of directors. However, for most options the Company’s right to repurchase lapsed at a rate of 25% of the shares after the first 12 months and 1/48 of the shares, per month, after the vesting commencement date.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Equity Incentive Plan

In November 1999, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) to replace the 1997 Stock Plan. The Company has reserved approximately 500,000 shares of common stock for issuance under the 1999 Plan, and the number of shares reserved for issuance under this plan was increased to include shares of the Company’s common stock reserved under the 1997 Plan that were not issued or subject to outstanding grants on the date the IPO was completed. The 1999 Plan stipulates that the amount authorized will automatically be increased each year by the number of shares required to increase the total shares available for future grants under the plan to an amount equal to 5% of the Company’s total outstanding shares as of December 31 of the preceding year. Incentive stock options may only be granted to employees under the 1999 Plan, and they must be granted at an option price no less than 100% of the fair market value of the common stock on the date of grant. If the optionee owns stock representing more than 10% of the Company’s outstanding voting stock, incentive stock options must be granted at an option price no less than 110% of the fair market value of the common stock on the date of grant. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors or advisors to the Company, and must be granted at an option price no less than 85% of the fair market value of the common stock on the date of grant. All options granted under the 1999 Plan carry a maximum term of 10 years from the date of grant, and shall be exercisable at such times and under such conditions as determined by the board of directors at the date of grant. However, for most options, 1/4 of the shares subject to the option shall vest 12 months after the vesting commencement date, and 1/48 of the shares subject to the option shall vest each month thereafter.

Activity under the 1997 and 1999 Plans was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number	Weighted-Average Exercise Price

Balance, December 31, 1998	27	101	$0.87
Authorized for issuance under the 1997 Plan	1,266	—	—
Authorized for issuance under the 1999 Plan	500	—	—
Granted	(811)	811	$18.79
Granted outside of the Plans (a)	—	840	$10.46
Exercised	—	(1,285)	$7.14
Repurchased	1	(1)	$1.00
Canceled	81	(81)	$2.00

Balance, December 31, 1999	1,064	385	$38.13
Granted	(1,471)	1,471	$45.84
Granted outside the Plans (a)	—	4	$130.00
Exercised	—	(14)	$7.99
Repurchased	82	—	$5.63
Canceled	359	(362)	$63.19

Balance, December 31, 2000	34	1,484	$52.84
Authorized	755	—	—
Granted	(1,061)	1,061	$8.41
Exercised	—	(34)	$6.97
Repurchased	52	—	$3.48
Canceled	457	(457)	$42.48
Restricted stock grants	(208)	—	—

Balance, December 31, 2001	29	2,054	$39.37

(a)
During the years ended December 31, 1999, and 2000, the Company granted options to purchase common stock to certain Company executives, directors, and consultants. Such options were issued outside of the 1997 and 1999 Plans.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2000, as part of the acquisition of EquipMD, the Company assumed outstanding options to purchase 107,550 shares of common stock at exercise prices ranging from $28.64 to $41.37. As a result of certain employee terminations during 2001, 26,210 of these options were cancelled. As of December 31, 2001, 70,335 of the shares underlying the remaining options outstanding were vested but none of the options had been exercised.

The Company accounts for the Plans under the provisions of APB No. 25 and related interpretations. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, net losses would have amounted to the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Net loss as reported	$(51,020)	$(208,815)	$(276,625)
Net loss pro forma	$(60,311)	$(208,403)	$(274,247)
Net loss per share as reported	$(191.55)	$(24.87)	$(17.65)
Net loss per share pro forma	$(226.40)	$(24.82)	$(17.50)

The weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $46.00, $34.98 and $6.47 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 1.96 to 6.81 percent; expected dividend yields of zero percent for all three periods; an average expected life of 3.5 years; and expected volatility of 0%, 70% and 80% for the years ended December 31, 1999, 2000 and 2001.

The following table summarizes all stock options outstanding and exercisable as of December 31, 2001 (shares in thousands):

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted- Average Remaining Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$ 1.00 to $ 7.07	512	9.46	$6.55	63	$3.55
$ 7.50 to $ 8.75	593	9.03	$8.39	127	$8.35
$11.56 to $ 29.38	314	8.87	$19.17	103	$22.63
$30.00 to $ 60.00	477	8.41	$37.47	253	$39.92
$65.00 to $638.75	239	8.14	$80.26	195	$80.02

	2,135	8.87	$24.08	743	$39.50

During October 1999, the board of directors approved a change in the 1997 Plan providing for the exercise of options prior to an employee’s vesting date. Additionally, during fiscal 1999, the Company allowed certain officers of the Company to exercise certain options that were granted outside the 1997 and 1999 Plans prior to their vesting date. In January 2000, as part of the acquisition of Pharos, the Company assumed certain options that had been exercised in advance of their vesting. At December 31, 2000 and 2001, approximately 480,000 and 264,000 shares previously issued relating to options exercised prior to their vesting date were subject to repurchase at a weighted-average price of $12.04 and $19.93 per share, respectively.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

In November 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the ESPP) which became effective on January 24, 2000. The Company has reserved 75,000 shares of common stock for issuance under the ESPP, and the terms of the ESPP stipulate that amount will automatically be increased each year by shares equal to the amount necessary such that the total shares available for issuance under the plan is equal to 1% of the total outstanding shares of common stock as of December 31 of the preceding year. Pursuant to this provision of the ESPP, an additional 101,396 shares were authorized for issuance under the plan on January 1, 2001. Subject to certain eligibility requirements, employees may elect to withhold up to a maximum of 15% of their cash compensation for participation in the ESPP. Each offering period under the ESPP will be two years in duration and will consist of four six-month purchase periods. The first offering period commenced on January 24, 2000 at which time price quotations were available for the Company’s common stock on the Nasdaq National Market with subsequent purchasing periods commencing on February 1 and August 1 of each year. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or the last day of the purchase period. Total shares purchased by employees under the ESPP for the years ended December 31, 2000 and 2001 were 17,736 shares and 54,021 shares, respectively.

14.    INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined using the current applicable enacted tax rate and provisions of the enacted tax law.

Due to the Company’s loss position, there was no provision for income taxes for the years ended December 31, 1999, 2000 and 2001.

At inception, the Company elected S-Corporation status. As of January 1, 1998, the Company elected C-Corporation status for Federal and state purposes. As a result, the Company is not entitled to any tax benefits associated with the period prior to C-Corporation election.

At December 31, 2001, the Company had cumulative net operating loss carryforwards of approximately $324.0 million and approximately $266.7 million for Federal and state income tax purposes, respectively, expiring in various years ending through 2021, respectively.

At December 31, 2001, the Company had cumulative credit carry forwards of approximately $1.0 million and approximately $1.8 million for Federal and state income tax purposes, respectively. These credits are subject to expiration through various periods through 2021.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets are as follows (in thousands):

	December 31,
	2000	2001
Temporary differences	$9,634	$14,189
Net operating loss carryforwards	59,943	129,415
Tax credits	1,544	2,824

	71,121	146,428
Valuation allowance	(71,121)	(146,428)

	$—	$—

Due to uncertainty surrounding the realization of the deferred tax attributes in future years, the Company has recorded a valuation allowance against its net deferred tax assets.

The provision for income taxes at the Company’s effective tax rate differed from the benefit from income taxes at the statutory rate due mainly to the increase in valuation allowance and no benefit of the operating losses was recognized.

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before taxes is as follows:

	For The Years Ended December 31,
	1999	2000	2001
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	(4.4)	(5.9)	(6.1)
Change in valuation allowance	28.4	25.7	27.2
Deferred compensation	10.2	6.7	2.7
Tax credits	1.4	(0.3)	(0.3)
Goodwill amortization	—	4.5	4.3
In-process R&D	—	3.5	—
Discontinued operations	—	2.8	14.0
Other	(0.6)	(2.0)	(6.8)

	0.0%	0.0%	0.0%

15.    RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the amended outsourcing and operating agreement (the Agreement) entered into among the Company and Novation, LLC (Novation), VHA Inc. (VHA), University HealthSystem Consortium (UHC), and Healthcare Purchasing Partners International LLC (HPPI) on May 24, 2000. Under the terms of the Agreement, the Company agreed to develop and manage an e-commerce marketplace (the Marketplace) to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for the Marketplace, guarantee Novation’s obligations under the Agreement and agreed to enter into certain exclusivity provisions contained in the Agreement.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants is performance based, and is driven by historical gross purchasing levels of VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use the Marketplace. Additionally, Neoforma issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions.

On July 26, 2000, once stockholder approval was obtained for the Agreement and the related issuance of shares, the common stock discussed above was issued to VHA and UHC. The common stock was issued in consideration for their entering into the Agreement, and the total valuation of those shares of $291.3 million was capitalized. This amount has been recorded in capitalized partnership costs in the accompanying consolidated balance sheets, and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants was not calculated until earned. The valuation of warrants earned was calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the outsourcing agreement and volatility of 70%. The valuation was recorded as earned in the capitalized partnership costs account in the accompanying consolidated balance sheets. The portion of the charge that relates to the warrant shares earned for each healthcare organization was amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of December 31, 2001, VHA and UHC had earned a total of 2.1 million of the shares resulting in a total valuation of $48.6 million being capitalized in capitalized partnership costs. As of December 31, 2001, the Company has recorded total amortization against capitalized partnership costs of $107.8 million.

On October 18, 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase up to 3,084,502 shares of its common stock with 3,084,502 shares of restricted common stock. On January 25, 2001, the Company entered into an agreement with UHC to replace the warrant issued to UHC to purchase up to 563,957 shares of its common stock with 563,957 shares of restricted common stock. In each case, the restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant, and thus there will be no change in the accounting treatment relating to the restricted common stock versus the warrant.

On December 31, 2000, the Company entered into a three-year software license agreement and a series of related agreements regarding maintenance, consulting and services with i2 Technologies, Inc. (i2). Under these agreements, the Company and i2 will collaborate on product development, marketing, sales and service activities. These agreements also provide for revenue sharing from the Company to i2 commencing immediately on services and applications sales, and commencing in 2002 on other marketplace related revenue. Additionally, the agreements contain revenue sharing provisions under which i2 will share revenue with the Company for products and services it sells in the healthcare vertical market.

On January 25, 2001, the Company entered into stock purchase agreements with VHA and UHC to purchase shares of the Company’s common stock. VHA and UHC acquired 1,183,432 and 325,443 shares, respectively, at a purchase price of $16.90 per share. Including i2 Technologies, Inc., which participated in the strategic financing, acquiring 295,858 shares, the Company raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of the then total shares of outstanding common stock assuming conversion of all outstanding common stock equivalents.

Concurrent with the financing, the Company also further amended the outsourcing and operating agreement (the Amendment), which we had originally entered into with Novation, VHA, UHC and HPPI on May 24, 2000.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the Amendment, which was effective January 1, 2001, Novation agreed to guarantee a minimum fee percentage to the Company, which is based on a percentage of the gross marketplace volume processed through the private marketplace which the Company maintains for Novation member health care organizations. See Note 2 for discussion of customer concentration and the amounts paid by Novation to the Company under this minimum fee level guarantee during fiscal 2000 and 2001. The Amendment also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions of the original agreement.

In September 2001, the Company, Novation, VHA, UHC and HPPI, agreed to further amend the amended outsourcing and operating agreement. Pursuant to the amendment, the company will be able to capture and provide Novation member trading partners with Marketplace@Novation information relating to all purchases made by those members from suppliers that have agreed to participate in Marketplace@Novation. This amendment accelerates the Company’s ability to capture critical supply chain data and will also enable the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At Beginning of the Period	Additions Charged to Expense	Write-offs	Other	Balance at End of Period
Allowance for Doubtful Accounts December 31,
1999	$—	$—	$—	$4	$4
2000	$4	$440	$(129)	$69	$384
2001	$384	$788	$(984)	$133	$321

	Balance at Beginning of the Period	Additions Charged to Expenses	Use of Accruals	Balance at End of Period
Restructuring and Divestiture Related Accruals December 31,
1999	$—	$—	$—	$—
2000	$—	$16,546	$(15,405)	$1,141
2001	$1,141	$400	$(412)	$1,129

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.41**	Credit Agreement by and between the Registrant and VHA Inc., effective April 16, 2001.
10.42	First Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated February 13, 2002.
23.1	Consent of Arthur Andersen LLP, independent public accountants.
99.1	Registrant’s Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP’s confirmation of its compliance with audit standards.

*    Indicates a management contract or compensatory plan or arrangement.
**  Confidential treatment has been requested for portions of this agreement.