Form 10-Q
period 2002-03-31
NEOFORMA INC/CA/
filed 2002-05-10
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of common stock outstanding on May 6, 2002 was 18,596,623.

NEOFORMA, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2001	March 31, 2002
Current assets:
Cash and cash equivalents	$15,663	$14,451
Accounts receivable, net of allowance for doubtful accounts of $321 and $405 as of December 31, 2001 and March 31, 2002, respectively	1,377	893
Prepaid expenses and other current assets	4,357	6,089
Deferred debt costs, current portion	175	70

Total current assets	21,572	21,503
Property and equipment, net	29,127	27,168
Intangibles, net of amortization	311	—
Capitalized partnership costs, net of amortization	241,530	226,178
Non-marketable investments	745	745
Other assets	2,951	2,624

Total assets	$296,236	$278,218

Current liabilities:
Notes payable, current portion	$5,164	$4,627
Accounts payable	5,592	6,638
Accrued payroll	4,708	3,045
Other accrued liabilities	4,680	3,723
Deferred revenue	1,764	1,729

Total current liabilities	21,908	19,762

Deferred revenue, less current portion	2,111	2,297

Notes payable, less current portion	20,635	20,261

Stockholders’ equity:
Common stock $0.001 par value:
Authorized — 300,000 shares at March 31, 2002
Issued and outstanding: 16,691 and 16,938 shares at December 31, 2001 and March 31, 2002, respectively	17	17
	3,688	3,688
Additional paid-in capital	806,556	811,478
Notes receivable from stockholders	(6,143)	(6,143)
Deferred compensation	(11,042)	(8,482)
Unrealized loss on available-for-sale securities	(1)	(1)
Accumulated deficit	(541,493)	(564,659)

Total stockholders’ equity	251,582	235,898

Total liabilities and stockholders’ equity	$296,236	$278,218

The accompanying notes are an integral part of these condensed consolidated balance sheets.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Revenue:
Marketplace revenue:
Related party	$2,000	$13,892
Other	270	329

Total Marketplace revenue	2,270	14,221

Trading Partner Services revenue	528	283

Total revenue	2,798	14,504

Operating expenses:
Cost of services	4,394	2,299
Operations	3,915	3,512
Product development	5,554	3,823
Selling and marketing	10,262	3,792
General and administrative	5,009	3,921
Amortization of intangibles	7,809	—
Amortization of partnership costs	18,964	19,922
Gain on divested business	—	(65)

Total operating expenses	55,907	37,204

Loss from operations	(53,109)	(22,700)

Other income (expense):
Interest income	321	48
Interest expense	(303)	(703)
Other income (expense)	(132)	189

Net loss	$(53,223)	$(23,166)

Net loss per share:
Basic and diluted	$(3.56)	$(1.41)

Weighted average shares—basic and diluted	14,947	16,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(53,223)	$(23,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to employees	349	—
Provision for doubtful accounts	632	84
Depreciation and amortization of property and equipment	2,648	2,740
Amortization of intangibles	7,809	—
Amortization of partnership costs	18,964	19,922
Amortization of deferred compensation	6,330	2,430
Amortization of deferred debt costs	105	105
Net gain on divested business	—	(65)
Change in assets and liabilities, net of divestitures:
Accounts receivable	(2,072)	495
Prepaid expenses and other assets	339	(1,221)
Accounts payable	(11,882)	1,046
Accrued liabilities and accrued payroll	(704)	(2,523)
Deferred revenue	262	279

Net cash provided by (used in) operating activities	(30,443)	126

Cash flows from investing activities:
Purchases of marketable investments	(618)	—
Proceeds from the sale of marketable investments	6,940	—
Cash paid on note issued in connection with the acquisition of GAR	(412)	(284)
Purchases of property and equipment	(1,550)	(781)

Net cash provided by (used in) investing activities	4,360	(1,065)

Cash flows from financing activities:
Repayments of notes payable	(2,239)	(627)
Cash received related to options exercised, net of repurchases	—	78
Proceeds from the issuance of common stock under the employee stock purchase plan	559	276
Common stock repurchased, net of notes receivable issued to common stockholders	(83)	—
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	29,452	—

Net cash provided by (used in) financing activities	27,689	(273)

Net increase (decrease) in cash and cash equivalents	1,606	(1,212)
Cash and cash equivalents, beginning of period	22,597	15,663

Cash and cash equivalents, end of period	$24,203	$14,451

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$189	$66

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Supplemental schedule of noncash financing activities:
Reduction of deferred compensation resulting from employee terminations	$685	$339

Increase in deferred compensation resulting from issuance of restricted stock to employees	$—	$209

Valuation of restricted common stock earned by related parties	$2,914	$4,698

Notes receivable from common stockholders cancelled in repurchase of common shares	$63	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months ended March 31, 2001 and 2002 is unaudited)

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

Since inception, the Company has incurred significant losses, and, as of March 31, 2002, had an accumulated deficit of $564.7 million. Operating losses are expected to continue through the remainder of fiscal 2002. The Company currently anticipates that currently available funds, consisting of cash and cash equivalents, combined with those funds available through its line of credit with VHA Inc. (VHA) and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2001 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, General Asset Recovery, LLC (GAR), Pharos Technologies, Inc. (Pharos), U.S. Lifeline, Inc. (USL) and EquipMD, Inc. (EquipMD), for the periods such subsidiaries were wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reverse Stock Split

On August 13, 2001, as part of the Company’s annual meeting of stockholders, the stockholders voted to approve a proposal that gave the Company’s board of directors the authority to implement a reverse stock split of the Company’s common stock at any one of three approved exchange ratios (1-for-6, 1-for-8, or 1-for-10) if the board believed that it was in the Company’s best interests to do so. On August 27, 2001, the Company implemented a 1-for-10 reverse split of its common stock as approved by the board of directors. All share and per share amounts, both current and historical, contained in these unaudited condensed consolidated financial statements and the accompanying notes, have been restated to reflect the impact of the reverse stock split.

Reclassifications

Certain reclassifications have been made to the historical unaudited condensed consolidated financial statements to conform to the 2002 presentation.

Revenue Recognition

The Company derives its revenue from marketplace services and from other related trading partner applications and services. Marketplace services revenue are generated by transaction fees and subscription based fees for the use of our applications and use of services. Trading partner services revenue, to date, primarily consists of software license and maintenance fees, sponsorship fees, subscription fees and implementation fees.

Transaction Fees.    Transaction fee revenue represents the Company’s negotiated percentage of the purchase price or gross marketplace volume at the time an order which was originated by a purchaser of medical equipment or supplies is confirmed or accepted by the supplier. The gross marketplace value of a transaction is the price of a product as agreed to by the purchaser and the supplier. The Company reports transaction fees on a net basis, as the Company does not believe that it acts as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, the Company does not:

•	establish the prices of products paid by purchasers;
•	take title to products to be shipped from the supplier to the purchaser, nor does it take title to or assume the risk of loss of products prior to or during shipment;
•	bear the credit and collections risk of the purchaser to the supplier; and
•	bear the risk that the product will be returned.

Subscription Fees.    Subscription fee revenue is recognized ratably over the period of the subscription agreement.

Software License and Maintenance Fees.    For software license and maintenance revenue, the Company has applied and will continue to apply the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not bifurcate the fee and does not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition.”

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

During fiscal 2001, the Company ceased its Auction and Plan operations. Revenue generated by the Company’s Auction operations was derived from transaction fees paid or payable by suppliers of medical products on the Company’s Website and from consigned inventory sold at live auctions and online auctions. In addition, Auction revenue included gross sales of purchased inventory, with the direct costs of such purchased inventory being shown in cost of equipment sold in the consolidated statements of operations. Revenue generated by the Company’s Plan operations was derived primarily from sponsorship and subscription fees. The Company will not derive any future revenue from its Auction and Plan operations as a result of the divestiture of these operations.

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

The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains and losses on short-term and long-term investments, are recorded as a separate component of stockholders’ equity until realized. The Company’s policy is to record debt securities as available-for-sale because the sale of such securities may be required before maturity. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

Realized gains and losses are netted and included in interest income in the accompanying consolidated statements of operations. As of March 31, 2002, the Company’s available-for-sale securities are all due within one year.

Cash equivalents and short-term investments are all due within one year and were as follows, organized by major security type:

	March 31, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$1,349	$1,348	$(1)

	$1,349	$1,348	$(1)

	December 31, 2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	$4,294	$(1)
Corporate debt securities	3,276	3,276	—

	$7,571	$7,570	$(1)

Investments classified as cash equivalents amounted to $7.6 million and $1.3 million at December 31, 2001 and March 31, 2002, respectively.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company recorded $1,000 of unrealized holding losses for both of the three months ended March 31, 2001 and 2002.

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended March 31, 2001 and 2002, the Company operated in a single business segment building and operating e-commerce marketplaces for healthcare providers and suppliers in the medical product, supplies and equipment industry in the United States. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

Basic and Diluted Net Loss Per Share

Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive as a result of the Company’s net losses. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 4.8 million and 2.6 million shares for the three months ended March 31, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2002
Net loss	$(53,223)	$(23,166)

Basic and diluted:
Weighted average shares of common stock outstanding	15,401	16,620
Less: Weighted average shares of common stock subject to repurchase	(454)	(247)

Weighted average shares used in computing basic and diluted net loss per share	14,947	16,373

Basic and diluted net loss per common share	$(3.56)	$(1.41)

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and No. 00-25. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes have been reclassified to comply with the financial statement display requirements under these issues. As a result of the application of these EITFs, the Company has netted certain costs associated with strategic partnerships against certain immaterial implementation revenue due to the relationships between those strategic partners and the trading partners being implemented to the Company’s marketplaces. The adoption of these pronouncements in 2002 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill and other acquired intangible assets are no longer subject to amortization over its estimated useful life. Intangible assets with finite lives will continue to be amortized over those lives. The

Company is currently analyzing the impact of SFAS No. 142 and expects to complete the analysis by the end of its fiscal quarter ended June 30, 2002. As of March 31, 2002, the Company did not have any goodwill but did have other acquired intangible assets that could be affected by this statement. The Company does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that a material impairment charge may not result upon completion of the review.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of this pronouncement in 2002 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

3.    DIVESTITURES

During the fourth quarter of 2001, to maintain its focus on delivering core customer solutions and to increase the resource commitment to its more scalable acute care business, the Company obtained board approval to begin exploring strategic alternatives for the divestiture of the Company’s NeoMD operations. These operations consisted primarily of the assets of the Company’s wholly-owned subsidiary, EquipMD. As a result of this plan, the Company wrote down the assets of these operations to the estimated net realizable disposal value based on the activity through December 31, 2001. The assets, which primarily consisted of goodwill and other intangible assets, were written down by $81.1 million to the Company’s estimate of the realizable disposal value as of December 31, 2001. Additionally, the Company booked an accrual for $400,000 for anticipated post-divestiture costs, including severance, accrued rent relating to idle facilities, as well as potential financial and legal advisory fees. As of March 31, 2002, none of the $400,000 accrual had been utilized.

In March 2002, the Company entered into a purchase agreement to sell substantially all of the assets of the Company’s NeoMD operations to MedAccess, Inc., a corporation founded by certain previous employees of the Company’s NeoMD operations, in exchange for consideration totaling $192,000. The Company agreed to contribute all NeoMD assets, which primarily consisted of the EquipMD contract portfolio, in exchange for $95,000 of cash paid shortly after closing and the forgiveness of $97,000 of severance related liabilities the Company was obligated to pay to the founders of MedAccess, Inc. In addition, the Company will receive a share of revenue generated by the sold assets. The net result of the transaction to the Company was a gain on the divestiture of these operations of $65,000.

4.    NOTES RECEIVABLE FROM STOCKHOLDERS

In July 1999, the Company made two loans to Robert J. Zollars, Chairman and Chief Executive Officer of the Company, in connection with his exercise of stock options granted to him under the terms of his employment agreement. The loans were made pursuant to two secured full recourse promissory notes in the principal amounts of $162,079 and $356,629, both with interest compounded quarterly on the unpaid balances at a rate of 5.70% per year. In January 2002, both promissory notes were amended to extend the repayment obligations by modifying the repayment terms of the promissory notes to be due upon the earlier of (i) July 2004, (ii) the third anniversary of the effective date of the initial public offering of Neoforma’s common stock, (iii) 90 days after the termination of employment with Neoforma or (iv) immediately upon any transfer of any of the shares relating to the exercised stock options.

In September 1999, the Company made a loan to Daniel A. Eckert, President and Chief Operating Officer of the Company, in connection with his exercise of stock options granted to him under the terms of his employment agreement. The loan was made pursuant to a secured full recourse promissory note in the principal amount of $224,550, with interest compounded quarterly on the unpaid balance at a rate of 5.85% per year. In January 2002, the remaining obligation under the initial promissory note of $99,800 was amended to extend the repayment obligation by modifying the repayment terms of the promissory note to be due upon the earlier of (i) five years from the stock option grant date, (ii) the third anniversary of the effective date of the initial public offering of Neoforma’s common stock, (iii) 90 days after the termination of employment with Neoforma or (iv) immediately upon any transfer of any of the shares relating to the exercised stock options.

5.    LITIGATION

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (IPO)) as well as its Chairman and Chief Executive Officer, Robert J. Zollars, and its former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased the common stock of the Company from January 24, 2000 to December 6, 2000. These actions have since been consolidated and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and its officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in its IPO registration statement and prospectus that the underwriters had entered into the arrangements describe above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The Company is defending against this action vigorously.

On January 11, 2002, the Company filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or MedXS, in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of the Company’s subsidiary, Neoforma GAR, Inc., which had provided Auction services. Prior to filing of the suit, the Company had accelerated all principal payments under the promissory note after Med-XS failed to make scheduled payments under the promissory note and demanded Med-XS pay the entire $2.4 million immediately. Defendants filed a counterclaim, alleging breach of contract and fraud. The Company answered the counterclaims and is currently in the process of discovery. Although the Company believes that its suit ultimately will be successful, litigation is inherently uncertain and the Company cannot be certain that it will prevail in this matter.

6.    RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the issuance of shares and warrants to VHA and University HealthSystem Consortium (UHC) in consideration for the services to be rendered pursuant to the amended outsourcing and operating agreement (the Agreement) entered into among the Company and Novation, LLC (Novation), VHA, UHC and Healthcare Purchasing Partners International LLC (HPPI) on May 24, 2000. Under the terms of the Agreement, the Company agreed to develop and manage an e-commerce marketplace (the Marketplace) to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for the Marketplace, guarantee Novation’s obligations under the Agreement and agreed to enter into certain exclusivity provisions contained in the Agreement.

On July 26, 2000, stockholder approval was obtained for the issuance of shares, under the terms of the Agreement. In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use the Marketplace. Additionally, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Agreement. The total valuation of those shares, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying consolidated balance sheets and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants was not calculated until earned. The valuation of warrants earned was calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the Agreement and volatility of 70%. The valuation was recorded as earned in the capitalized partnership costs account in the accompanying condensed consolidated balance sheets. The portion of the charge that relates to the warrant shares earned for each healthcare organization was amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of March 31, 2002, VHA and UHC had earned a total of 2.2 million of the shares resulting in a total valuation of $53.3 million being capitalized in capitalized partnership costs. As of March 31, 2002, the Company had recorded total amortization against capitalized partnership costs of $127.8 million.

On October 18, 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase up to 3,084,502 shares of its common stock with 3,084,502 shares of restricted common stock. On January 25, 2001, the Company entered into an agreement with UHC to replace the warrant issued to UHC to purchase up to 563,957 shares of its common stock with 563,957 shares of restricted common stock. In each case, the restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant, and thus there was no change in the accounting treatment relating to the restricted common stock versus the warrant.

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

On January 25, 2001, the Company entered into stock purchase agreements with VHA and UHC to purchase shares of the Company’s common stock. VHA and UHC acquired 1,183,432 and 325,443 shares, respectively, at a purchase price of $16.90 per share. Including i2 Technologies, Inc., which participated in the strategic financing, acquiring 295,858 shares, the Company raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of the then total shares of the Company’s outstanding common stock assuming conversion of all outstanding common stock equivalents.

Concurrent with the financing, the Company also further amended the Agreement (the Amendment). Under the terms of the Amendment, which was effective January 1, 2001, Novation agreed to guarantee a minimum fee percentage to the Company, which is based on a percentage of the gross marketplace volume processed through the private marketplace which the Company maintains for Novation member health care organizations. The Amendment also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions of the Agreement.

In September 2001, the Company, Novation, VHA, UHC and HPPI agreed to amend the Amendment. Pursuant to this amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s connectivity solution. As a result, the Company will be able to provide its trading partners within Marketplace@Novation information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. This amendment accelerates the Company’s ability to capture critical supply chain data and will also enable the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

As a result of the terms of the Agreement, as amended, and the strategic relationship the Company has with VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on the board of the Company as of March 31, 2002. Such individuals included: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA. The compensation these individuals receive for serving on the Company’s board of directors is equivalent with the other members of the board, is disclosed annually in the Company’s proxy statement for its annual meeting of stockholders and consists solely of annual stock option grants as per the terms of the Company’s 1999 Equity Incentive Plan. According to representations made to the Company by VHA, UHC and Novation, none of the Company’s directors who are officers of VHA, UHC or Novation benefit directly from the options granted to them, as any profits generated by the exercise and sale of these option shares, when and if exercised, must be surrendered to VHA, UHC or Novation, as the case may be.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should always be read in conjunction with our unaudited condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Factors That May Affect Future Operating Results” and elsewhere in this report.

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

Historically, we offered four primary services—Shop, Auction, Plan and Services. Our Shop service provided private marketplaces where buyers could easily identify, locate and purchase a wide range of new products, from disposable gloves to surgical instruments and diagnostic equipment, and suppliers could access new customers and markets. Our Auction service created an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provided interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believed represented industry best practices, together with floor plans and information about the products in the room. Our Services organization provides scalable and cost-effective implementation solutions for both healthcare providers and suppliers.

As part of our focus on our core business and as a result of the divestiture of a number of our non-core operations, the nature and mix of our revenue shifted substantially during 2001. As a result, our revenue streams currently consist of two types of revenue: marketplace revenue and trading partner services revenue. Marketplace revenue is comprised of transaction and subscription based fees paid by the buyers and the suppliers of products on our marketplaces, as well as fees paid by marketplace sponsors such as GPOs. Trading partner services revenue consists of revenue generated from the sale or license of complementary applications and services to users and potential users of our marketplaces. Trading partner services revenue historically has consisted of:

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

We recognize transaction fees as revenue when the seller confirms a buyer’s order. Marketplace subscription fees are recognized ratably over the period of the related agreement with the applicable buyer or supplier. Setup fees are recognized upon completion of the related services. For live and online auction services, we recognized seller transaction fees, as well as a buyer’s premium, when the product was sold. Product revenue, representing the difference between the amount we paid for the equipment and the price paid to us on resale, was recognized when the product was shipped or delivered, depending on the shipping terms associated with each transaction. As a result of our divestiture of our Auction operations, we do not expect to recognize any revenue from live and online auction services or product revenue in 2002. Sponsorship and subscription fees related to our divested Plan operations were recognized ratably over the period of the agreement. With respect to software licenses, license fees are recognized when the software has been delivered and there are no other contingencies related to our performance. If license fees are contingent upon our performance subsequent to delivery, we defer recognition of such fees or the fair market value of the undelivered element requiring performance until we have completed performance. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services revenue for implementation projects is generally the result of fixed fee arrangements, and due to the nature and term of the projects, we recognize such fees on a completed contract basis. Revenue for other services, including training and consulting, is recognized as services are performed for time and material arrangements. For most other fixed fee arrangements, we use the percentage of completion method based on labor input measures when appropriate, and in cases where percentage of completion is not feasible, we defer recognition of the revenue in its entirety until the contract is completed.

We are continuing to identify new potential revenue opportunities within the scope of our core strategy of developing and operating Internet marketplaces. We have identified opportunities to develop and sell additional products and services into our existing customer base that can provide significant value to trading partners using our marketplaces and could represent significant future revenue opportunities. In connection with this strategy, we have refocused our efforts on identifying opportunities to license the proprietary technology that we have developed and are developing for internal use as part of our marketplace development efforts. While licensing these internally developed software and technology solutions has been part of our core strategy, only recently have our marketplaces achieved volume levels sufficient to validate our technology and enable us to pursue technology licensing opportunities. While our sale of certain software and technology underlying our connectivity solution to Global Healthcare Exchange, LLC, or GHX, in August 2001 was the first such sale of our proprietary, internally developed software, we intend to continue to market our technology solutions to other marketplace providers and participants in the healthcare industry, as well as in other vertical markets.

Both our revenue and operating expenses have increased significantly since inception. We have generated increased revenue from the growth of our marketplace revenue primarily due to higher transaction and subscription fees resulting from increased volume through Marketplace@Novation, our largest marketplace. The increase in operating expenses has primarily been due to increased amortization of partnership costs relating to our outsourcing and operating agreement with Novation, LLC, or Novation, VHA Inc., or VHA, University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International LLC, or HPPI, increased costs of anticipated divestitures resulting from the write-down of the assets of several of our ancillary operations in conjunction with our plans to divest the businesses and increased costs incurred to write-down certain non-marketable investments and intangible assets.

Strategic Partnerships

In connection with our outsourcing and operating agreement, we issued approximately 4.6 million shares of our common stock to VHA, representing approximately 36% of our then outstanding common stock, and approximately 1.1 million shares of our common stock to UHC, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 3.1 million and approximately 800,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, which is available only to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing $22 billion of combined purchasing volume at the end of the fourth year. These issuances of our common stock and warrants to purchase our common stock to VHA and UHC were approved by our stockholders on July 26, 2000.

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

In September 2001, the parties agreed to amend the amended outsourcing and operating agreement. Pursuant to this amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by our connectivity solution. As a result, we will be able to provide our trading partners within Marketplace@Novation information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. This amendment accelerates our ability to capture critical supply chain data and will also enable us to capture important purchasing information without first requiring full adoption of our connectivity services.

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

As a result of the terms of the outsourcing and operating agreement and the strategic relationship we have with VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on our board as of March 31, 2002. Such individuals included: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA. The compensation these individuals receive for serving on the our board of directors is equivalent with the other members of the board, is disclosed annually in our proxy statement for our annual meeting of stockholders and consists solely of annual stock option grants as per the terms of our 1999 Equity Incentive Plan. According to representations made to us by VHA, UHC and Novation, none of our directors who are officers of VHA, UHC or Novation benefit directly from the options granted to them, as any profits generated by the exercise and sale of these option shares, when and if exercised, must be surrendered to VHA, UHC or Novation, as the case may be.

Divestitures

In late fiscal 2000, we decided to refocus our development efforts and internal resources on our core business of building and operating Internet marketplaces to optimize supply chain performance for our trading partners. As part of this effort, we developed a plan to eliminate any operations that were not aligned with this core strategy. As such, in early fiscal 2001, we announced our intent to divest our Auction operations and portions of our Plan operations. In April 2001, we implemented part of this strategy by selling U.S. Lifeline, Inc., or USL, and FDI

Information Resources, LLC, or FDI, which together comprised substantially all of our Plan operations, to Medical Distribution Solutions, Inc., or MDSI, and Attainia, Inc., or Attainia, respectively. In September 2001, we completed the sale of our Auction operations to Med XS Solutions, Inc., or Med-XS, which completed the divestitures we had planned to execute in 2001 as part of our refocused strategy.

During the fourth quarter of 2001, to maintain our focus on delivering core customer solutions and to increase our resource commitment to the more scalable acute care business, we obtained board approval to begin exploring strategic alternatives for our Atlanta-based alternate site healthcare business unit, NeoMD, which consisted primarily of the assets of our wholly-owned subsidiary, EquipMD, Inc., or EquipMD. Concurrently, we continued to streamline our organizational structure to increase operational efficiency in part by reallocating or eliminating internal assets focused on the alternate site healthcare business.

In March 2002, we entered into a purchase agreement to sell substantially all of the assets of our NeoMD operations to MedAccess, Inc., a corporation founded by certain previous employees of our NeoMD operations, in exchange for consideration totaling $192,000. We agreed to contribute all NeoMD assets, which primarily consisted of the EquipMD contract portfolio, in exchange for $95,000 of cash paid shortly after closing and the forgiveness of $97,000 of severance related liabilities to the founders of MedAccess, Inc. In addition, we will receive a share of revenue generated by the sold assets. The net result of the transaction was a gain on the divestiture of these operations of $65,000.

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

Since inception, we have incurred significant losses and, as of March 31, 2002, had an accumulated deficit of $564.7 million. We anticipate our losses in 2002 will decrease as compared to fiscal 2001 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of intangibles, impairment of intangibles, costs of anticipated divestitures and write-down of non-marketable investments, as well as increased revenues. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the online market for the purchase and sale of new products and services used by healthcare providers, including medical supplies and equipment. To address these risks, we must, among other things, increase the number of marketplaces we build and operate, expand the number of trading partners that use our marketplaces, enter into new strategic alliances, increase the functionality of our services, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

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

Transaction Fees.    Transaction fee revenue represents the negotiated percentage of the purchase price or gross marketplace volume of products sold through our marketplaces at the time an order originated by a purchaser is confirmed or accepted by the supplier. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier. We recognize transaction fees on a net basis, as we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, we do not:

•	establish the prices of products paid by buyers;
•	take title to products to be shipped from the supplier to the buyer, nor do we take title to or assume the risk of loss of products prior to or during shipment;
•	bear the credit and collections risk of the purchaser to the supplier; and
•	bear the risk that the product will be returned.

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

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2002, our accounts receivable balance was $893,000, net of allowance for doubtful accounts of $405,000. As of March 31, 2002, we had a notes receivable balance of $3.4 million.

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

If we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $226.2 million as of March 31, 2002.

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

Results of Operations

Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31, 2002

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services from trading partners or marketplace sponsors that are also significant stockholders of Neoforma. For the three months ended March 31, 2001 and 2002, related party marketplace revenue consisted solely of payments from Novation to us under the minimum fee level guarantee provisions of the outsourcing and operating agreement during those periods.

This revenue increased from $2.0 million for the three months ended March 31, 2001 to $13.9 million for the three months ended March 31, 20002 as a result of increased marketplace volume through Marketplace@Novation.

Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Other marketplace revenue was $329,000 for the three months ended March 31, 2002, a 22% increase from $270,000 for the three months ended March 31, 2001. The increase was primarily due to the increase in revenue from our NeoMD marketplace and from the increase of supplier paid fees through Marketplace@Novation.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of complementary applications and services to members and potential members of our marketplaces. Historically, trading partner services revenue has consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, historically known as Auction; sponsorship fees paid by sellers to feature their brands and products on our now divested Plan service; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The 46% decrease in trading partner services revenue from $528,000 for the three months ended March 31, 2001 to $283,000 for the three months ended March 31, 2002 was primarily due to reduced revenue from the USL business as a result of the sale of USL in April 2001, reduced revenue from our other Plan operations as a result of the sale of those operations to Attainia in April 2001 and reduced transaction fee revenue from our asset recovery services as a result of the sale of the Auction operations in September 2001. These reductions were partially offset by $282,000 of revenue relating to the sale of our Rapid Connectivity Solution, or RCS, to GHX that was recognized during the first quarter of 2002.

Operating Expenses

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $4.4 million for the three months ended March 31, 2001 to $2.3 million for the three months ended March 31, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During 2001 and the first quarter of 2002, however, as part of our cost management efforts and the development of the skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses decreased from $3.9 million for the three months ended March 31, 2001 to $3.5 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease in operations personnel related costs, a decrease in activity of third party consultants and decreased expenditures for additional technology costs, such as software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development.    Product development expenses consist primarily of personnel expenses and technology costs associated with software and hardware development, as well as fees to consultants and contractors, associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $5.6 million for the three months ended March 31, 2001 to $3.8 million for the three months ended March 31, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs that were potentially eligible for capitalization, after consideration of factors such as realizable value, were not material and accordingly were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $10.3 million for the three months ended March 31, 2001 to $3.8 million for the three months ended March 31, 2002. The decrease was primarily due to reduced sales and marketing personnel costs and a reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, sales and marketing costs were at significantly lower levels for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $5.0 million for the three months ended March 31, 2001 to $3.9 million for the three months ended March 31, 2002. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we acquired during the previous year, including the USL and FDI operations, and we incurred the full administrative costs of those entities during the first quarter of 2001. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in future periods.

Amortization of Intangibles.    Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $7.8 million for the three months ended March 31, 2001 to none for the three months ended March 31, 2002. During the fourth quarter of 2001, we wrote down the intangibles related to our January 2000 acquisition of Pharos Technologies, Inc. and effectively all of the intangibles relating to the acquisition of EquipMD as a result of our plans to divest the EquipMD business. As such, we had no material acquisition related intangibles remaining to be amortized for the three months ended March 31, 2002.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. To date, capitalized partnership costs represented common stock and warrants issued to VHA and UHC in connection with entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation, as well as certain legal and accounting fees relating to entering into the agreement. We subsequently canceled the warrants issued to VHA and UHC and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs increased from $19.0 million for the three months ended March 31, 2001 to $19.9 million for the three months ended March 31, 2002. The increase in amortization expense is due to the fact that there were incremental partnership costs capitalized during fiscal 2001 as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the agreement, we expect partnership costs to continue to increase as VHA and UHC earn the restricted stock and, as a result, we expect the amortization of partnership costs to continue to increase for the next several quarters. See “Liquidity and Capital Resources” for a further discussion of the outsourcing and operating agreement and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value for accounting purposes of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. During the three months ended March 31, 2001 and 2002, we recorded $685,000 and $116,000, respectively, in reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of this deferred compensation of $3.3 million and $1.5 million during the three months ended March 31, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the three months ended March 31, 2001 and 2002, we recorded none and $224,000, respectively, in additional reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of deferred compensation related to these options of $3.0 million and $368,000 during the three months ended March 31, 2001 and 2002, respectively.

In late 2001 and in the first quarter of 2002, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.8 million, representing the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 16, 2004, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $554,000 during the three months ended March 31, 2002.

The remaining total deferred compensation of $8.5 million at March 31, 2002 is expected to be amortized as follows: $5.2 million during the remainder of fiscal 2002, $3.1 million during fiscal 2003 and $0.2 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the consolidated statements of operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited, or increase if additional restricted stock grants are made.

Gain on Divested Businesses.    Gain on divested businesses consists of the net gain incurred as a result of the divestiture of the NeoMD operations during the three months ended March 31, 2002. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of the NeoMD operations resulted in a net gain of $65,000.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income decreased from $321,000 for the three months ended March 31, 2001 to $48,000 for the three months ended March 31, 2002. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2001 and 2002. Interest expense increased from $303,000 for the three months ended March 31, 2001 to $703,000 for the three months ended March 31, 2002. The increase in interest expense was due primarily to interest costs associated with our line of credit with VHA. Other expense was $132,000 for the three months ended March 31, 2001 and other income was $189,000 for the three months ended March 31, 2002. This other income was primarily the result of amounts received from liquidation proceedings relating to certain non-marketable investments we had previously written off.

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

Liquidity and Capital Resources

In January 2000, we completed our initial public offering, or IPO, and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the IPO were approximately $95.3 million. From our inception until our IPO, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million. We have also financed our operations through an equipment loan and lease financing facility and bank and other borrowings. As of March 31, 2002, we had outstanding bank, other borrowings and notes payable of $24.9 million, and we had $14.5 million of cash, cash equivalents and investments.

In January 2001, we completed a $30.5 million private round of financing in which we sold 1,804,738 shares of our common stock at $16.90 per share to three strategic investors, VHA, UHC and i2 Technologies, Inc.

In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, as amended in February 2002, until May 31, 2003, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003, if not repaid sooner. In the event that we (1) sell any of our stock as part of an equity financing, (2) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (3) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of March 31, 2002, we had outstanding borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

In May 2001, we entered into a leasing facility with CapitalWerks, LLC, or CapitalWerks, to provide us with a $10.2 million lease line facility to finance the purchase of capital equipment, software and other assets. Based on the terms of the facility, we had until November 30, 2001 to draw down against the lease line, at which time any amount unused under the facility was to be no longer available. Amounts financed under the lease line were to bear interest at 9.9% and were to be payable in monthly installments over 60 months. At the end of the lease line term, when CapitalWerks had not made available to us any amounts under the lease line, they agreed to extend the lease line for six months, until April 30, 2002. After several unsuccessful attempts by us to access the line of credit, on April 14, 2002, we sent to CapitalWerks notification of our termination of the line of credit agreement and a demand for repayment of the initial “access fee” we had paid to open the line of credit. We believe that CapitalWerks did not ever have any intention of fulfilling its obligations required under the line of credit agreement with us and therefore breached the agreement. We are actively engaged in efforts to obtain repayment of this “access fee” and accrued interest from CapitalWerks, which ultimately may involve the initiation of legal proceedings.

In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing in July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 22,881 shares of common stock at $11.80 per share. As of March 31, 2002, the outstanding balance on the note was $132,000.

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 36 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. In connection with this facility, we issued Comdisco a warrant to purchase 13,771 shares of our Series D preferred stock, which converted into 13,771 shares of our common stock upon the closing of our IPO, at an exercise price of $11.80 per share. As of March 31, 2002, we had outstanding $814,000 in borrowings under this facility.

In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of our Auction operations. Per the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001, and an additional $500,000 was cancelled by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of March 31, 2002, the outstanding balance on the note was $2.1 million.

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

In March 2000, we entered an agreement with Ariba, Inc., or Ariba, under which we have the right to offer Ariba’s ORMX procurement solution to users of our marketplace. We paid Ariba a substantial upfront fee for use of the ORMX procurement solution and, under the terms of the agreement, we were to pay specified fees for transactions occurring through Ariba’s network, subject to minimum monthly amounts. The agreement also provided for joint marketing activities and sales planning. We are currently in dispute with Ariba with regards to the terms of the agreement and our obligations to make payments to Ariba. As of March 31, 2002, we have not accrued any amounts under this agreement.

In July 2000, in recognition for the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our outsourcing and operating agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At March 31, 2002, the remaining balance on the note was $2.5 million.

In July 2000, as part of the acquisition of certain assets of NCL, we issued a promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in twenty-four equal monthly installments, with the first payment due on August 15, 2000. As of March 31, 2002, the total balance of the four notes was $41,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of March 31, 2002, no payments have been made against this commitment.

Net cash provided by operating activities for the three months ended March 31, 2002 was $126,000 as compared to net cash used in operating activities of $30.4 million for the three months ended March 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2002 related primarily to increases in accounts payable and deferred revenue and a decrease in accounts receivable, which were partially offset by funding net operating losses, a decrease in accrued liabilities and accrued payroll and an increase in prepaid expenses and other assets.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2002 as compared to net cash provided by investing activities of $4.4 million for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 related to the purchase of equipment to operate our marketplaces and cash payments on a note issued in connection with our acquisition of GAR.

Net cash used in financing activities was $273,000 for the three months ended March 31, 2002 as compared to net cash provided by financing activities of $27.7 million for the three months ended March 31, 2001. Net cash used in financing activities for the three months ended March 31, 2002 related to repayments of notes payable offset by cash received related to options exercised, net of repurchases, and proceeds from the issuance of common stock under our employee stock purchase plan.

We currently anticipate that our available funds, consisting of $14.5 million in cash and cash equivalents, combined with those funds available to us through our line of credit with VHA and other sources, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Buyers and suppliers of products and services used by healthcare providers might not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of such products and services and, as a result, we may not succeed in increasing our revenue to the extent necessary to be cash flow positive during 2002 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we would need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We would also likely need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September 2001, the EITF reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and No. 00-25. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes will be reclassified to comply with the income statement display requirements under this issue. As a result of the application of these EITFs, we will net selected costs associated with our strategic partnerships against certain immaterial implementation revenue on a prospective and historical basis due to the relationships between those strategic partners and the trading partners being implemented to our marketplaces. The adoption of these pronouncements in 2002 did not have a significant impact on our financial position, results of operations or cash flows.

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill and other acquired intangible assets with indefinite lives are no longer subject to amortization over their estimated useful lives. Intangible assets with finite lives will continue to be amortized over those lives. We are currently analyzing the impact of SFAS No. 142 and expect to complete our analysis by the end of our fiscal quarter ended June 30, 2002. As of March 31, 2002, we did not have any goodwill, but we did have other acquired intangible assets that could be affected by this statement. We do not expect to record an impairment charge upon completion of the initial review. However, we cannot assure you that a material impairment charge will not result upon completion of the review.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of this pronouncement in 2002 did not have a significant impact on our financial position, results of operations or cash flows.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $23.2 million for the three months ended March 31, 2002. In addition, as of March 31, 2002, we had an accumulated deficit of $564.7 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses in future quarters, primarily as a result of increases in costs and expenses relating to executing our strategy of building and operating Internet marketplaces for our trading partners. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

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

We rely on our relationship with our strategic partners to drive participation in our marketplaces

We expect to rely significantly on our relationship with Novation and, to a lesser extent, our relationship with Medbuy Corporation, or Medbuy, along with other strategic allies such as GHX, to bring buyers and suppliers to our marketplaces. Under our amended outsourcing and operating agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Accordingly, we rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to buyers will be substantially decreased and our business will suffer.

Under the amended outsourcing and operating agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the agreement could be terminated, which would seriously harm our business and financial results.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

As of March 31, 2002, we had $14.5 million of cash and cash equivalents, and $24.9 million in outstanding borrowings and notes payable, including $19.0 million outstanding under our credit agreement with VHA.

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

If an event of default were to occur under the VHA credit agreement, VHA could terminate the credit agreement and declare all amounts outstanding thereunder to be immediately due and payable. If this were to occur, we would likely need to obtain an alternate source of funding, such as another credit line or an equity or debt financing, to repay amounts due under the credit agreement, particularly since we have been unable to access any funds from our line of credit with CapitalWerks, which we have terminated. If we were unable to obtain alternate funding under these circumstances, our business would be seriously harmed and we could be forced to cease operations.

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

We may make acquisitions, which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

We may decide that it would be in our best interests to make acquisitions to acquire new technologies, expand our product offering or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our marketplaces if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business.

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

•	e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy.com, Inc. and Broadlane, Inc.;
•	healthcare exchanges that have been formed by suppliers, namely GHX, which was founded by five healthcare manufacturers;
•	suppliers that have created their own Websites that offer e-commerce functions to their customers for the sale of their products and services;
•	enterprise resource application software vendors that offer solutions in the healthcare market, such as Lawson Software, McKesson HBOC, Inc., Oracle Corporation, PeopleSoft, Inc. and SAP AG;
•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One, Inc.; and
•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;
•	number of buyers using their services and the volume of their purchases;
•	level of bias, or perceived bias, towards particular suppliers;
•	existing relationships;
•	compatibility with suppliers’ existing distribution methods;
•	the amount of the fees charged to suppliers;
•	functionality, ease of use and convenience;

•	ability to integrate their services with suppliers’ existing systems and software; and
•	quality and reliability of their services.

In addition, we believe that companies in our market compete to provide services to buyers based on:

•	brand recognition;
•	breadth, depth and quality of product offerings;
•	ease of use and convenience;
•	number of suppliers available through their marketplace;
•	ability to integrate their services with buyers’ existing systems and software;
•	quality and reliability of their services; and
•	customer service.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;
•	secure services and products from suppliers on more favorable terms;
•	devote greater resources to marketing and promotional campaigns;
•	secure exclusive arrangements with buyers that impede our sales; and
•	devote substantially more resources to Website and systems development.

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

We may be subject to litigation for defects in products supplied by sellers using our marketplaces, and this type of litigation may be costly and time consuming to defend

Because we facilitate the sale of products by sellers using our marketplaces, we may become subject to legal proceedings regarding defects in these products, even though we generally do not take title to these products. Any claims, with or without merit, could be time-consuming and costly to defend.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from six as of December 31, 1997 to 201 as of March 31, 2002, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250, and the number of our employees has declined since that time largely due to the divestitures of some of our operations. These changes, and the growth in the number of our trading partners and marketplace volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

Securities class action lawsuits in which we have been named relating to investment banking practices in connection with our initial public offering may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our IPO by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns, and Fleet Boston Robertson Stephens, as well as our Chairman and CEO and our former CFO, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. Although we believe that the claims made against us and our current and former employees in these suits are without merit, they could be time-consuming, costly to defend and require us to pay significant damages.

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

If we lose access to third-party software incorporated in our marketplaces, we may not be able to operate our marketplaces

We currently rely on software that we have licensed from a number of suppliers. For example, we use software that we license from iPlanet, Inc. to provide part of our Website infrastructure, we use software that we license from Oracle to support the underlying database needs of our marketplaces, we use software that we license from i2 Technologies to further enable us to offer our trading partners the ability to automate and streamline the procurement process and we also license Gentran software from Sterling Commerce for the processing of order transactions from our customers. We will continue to rely on these and other commercial software vendors where appropriate to speed the delivery of our solutions, while reducing the costs of custom code development and maintenance. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third party technologies to enhance our services, to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to operate our marketplaces until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our services or to adapt licensed technology to support our specific needs, which could similarly harm development and market acceptance of our services.

Our failure to comply with applicable federal and state regulation of healthcare information could disrupt our operations, increase our operating costs and subject us to liability

We are subject to federal and state laws regulating the receipt, storage and distribution of healthcare information, which could have a material adverse effect on our ability to operate our business. Laws governing the receipt, storage and distribution of health information exist at both the federal and state level. The Health Insurance Portability and Accountability Act, or HIPAA, of 1996 and the implementing regulations from the Department of Health and Human Services, or HHS, mandate the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the HHS. Certain regulations of the Food and Drug Administration, or FDA, and the Hospital Conditions of Participation for the Medicare and Medicaid programs require protection of and security for health information and appropriate patient access to such information. Some of the transactions at our marketplaces may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject to these laws governing the receipt, storage and distribution of health information.

It may be expensive to implement security or other measures designed to comply with the HIPAA, FDA and Medicare confidentiality and security requirements or with any new legislation or regulations. Moreover, these and future laws may restrict or prevent us from delivering health information electronically. If we fail to comply with these regulatory requirements, we could face a variety of civil fines and liabilities, associated costs of defense, increased costs of security, and costs of compliance with confidentiality requirements. We may also be required to significantly curtail our use of data received, stored or distributed by our marketplaces. In addition, because we represent that our marketplaces meet these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations.

Our failure to comply with applicable federal and state healthcare fraud and abuse laws could subject us and our GPO and trading partners to civil and criminal liability and disrupt our operations

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including but not limited to our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our products. The GPO industry is currently being subjected to a “limited scope” audit by the HHS Office of Inspector General to determine compliance with the Medicare/Medicaid anti-kickback law. Because anything detrimental to the core business of our GPO and trading partners could adversely impact our business, negative substantive findings by any of these or future investigations could potentially adversely affect our business. In particular, violations of these fraud and abuse laws are punishable by civil and criminal fines and penalties, which could result in restrictions on our operations, increased costs of compliance with remedies and require us to restructure our financial arrangements with our GPO and trading partners.

If there are changes in the political, economic or regulatory healthcare environment that affect the purchasing practice or operation of healthcare organizations, particularly our GPO trading partners, our business and our stock price could be adversely affected

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Regulation of the healthcare organizations with which we do business could impact the way in which we are able to do business with these organizations. In addition, factors such as changes in the laws described above regarding the regulation of healthcare information and the laws and policies governing reimbursement for healthcare expenses affect the purchasing practices and operation of healthcare organizations. Changes in regulations affecting the healthcare industry, such as any increased regulation by HHS, the Justice Department or the FDA of healthcare information or the purchase and sale of products used by healthcare providers could require us to make unplanned enhancements of our services, or result in delays or cancellations of orders or reduce demand for our services. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry providers, including GPOs and companies such as us, operate. Recently, The New York Times began publishing a series of articles critical of the GPO industry, and a subcommittee of the United States Senate Judiciary Committee held a hearing on April 30, 2002 regarding possible abuses by the GPO industry. The New York Times articles and the Senate hearings focused on whether the contracting strategies and processes used by GPOs unfairly disadvantage smaller suppliers and whether the fees paid by suppliers and the financial interests of the GPOs and their executives in suppliers create conflicts of interest. The Senate Judiciary Committee has indicated a desire to form a panel of industry experts to develop industry guidelines for these areas of concern, and members of the Senate Judiciary Committee have also asked the Justice Department to examine GPO compliance with antitrust laws. We do not know what effect these articles and Senate Judiciary Committee actions will have on our business, but because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and consequently our stock price.

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2002	2003	2004	2005	2006
Cash equivalents and short-term investments:
Fixed rate short-term investments	$1,349	—	—	—	—
Average interest rate	1.74%	—	—	—	—

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of our IPO) as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received ”undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of our stock. We and our officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements describe above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. We intend to defend against this action vigorously.

On January 11, 2002, we filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of our subsidiary, Neoforma GAR, Inc., which had provided Auction services. Prior to filing of the suit, we had accelerated all principal payments under the promissory note, due to Med-XS’s failure to make scheduled payments under the promissory note, and made demand to Med-XS for the entire $2.4 million. Defendants have made a counterclaim to the suit, alleging breach of contract and fraud. We have answered to the counterclaims and are currently in the process of discovery. While we believe that our suit ultimately will be successful, litigation is inherently uncertain and we cannot assure you that we will prevail in this matter.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit Number	Exhibit
12.1*	Purchase Agreement, dated as of March 31, 2002, by and between EquipMD, Inc. and MedAccess, Inc.

*	Confidential treatment has been requested for portions of this agreement.

B.    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOFORMA, INC.

By:	/S/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer and Assistant Secretary

Date: May 9, 2002

INDEX TO EXHIBITS

Exhibit Number	Exhibit
12.1*	Purchase Agreement, dated as of March 31, 2002, by and between EquipMD, Inc. and MedAccess, Inc.

*	Confidential treatment has been requested for portions of this agreement.