Form 10-Q/A
period 2002-03-31
NEOFORMA INC/CA/
filed 2002-08-28
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of common stock outstanding on May 6, 2002 was 18,554,643.

EXPLANATORY NOTE:

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND RELATED NOTES AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE RECLASSIFICATION IN OUR UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001, TO REFLECT THE RETROACTIVE ADOPTION OF A NEW ACCOUNTING PRINCIPLE. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT EVENTS OTHER THAN THE RESTATEMENT AND RECLASSIFICATION. SEE NOTE 2 TO THE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DISCUSSION OF THE RESTATEMENT.

NEOFORMA, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2001	March 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$15,663	$14,451
Accounts receivable, net of allowance for doubtful accounts of $321 and $405 as of December 31, 2001 and March 31, 2002, respectively	1,377	893
Prepaid expenses and other current assets	4,357	6,089
Deferred debt costs, current portion	175	70

Total current assets	21,572	21,503
Property and equipment, net	29,127	27,168
Intangibles, net of amortization	311	—
Capitalized partnership costs, net of amortization	241,530	226,178
Non-marketable investments	745	745
Other assets	2,951	2,624

Total assets	$296,236	$278,218

Current liabilities:
Notes payable, current portion	$5,164	$4,627
Accounts payable	5,592	6,638
Accrued payroll	4,708	3,045
Other accrued liabilities	4,680	3,723
Deferred revenue	1,764	1,729

Total current liabilities	21,908	19,762

Deferred revenue, less current portion	2,111	2,297

Notes payable, less current portion:
Due to related party	19,000	19,000
Other	1,635	1,261

Total notes payable, less current portion	20,635	20,261

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—300,000 shares at March 31, 2002
Issued and outstanding: 16,691 and 16,938 shares at December 31, 2001 and March 31, 2002, respectively	17	17
Warrants	3,688	3,688
Additional paid-in capital	806,556	811,478
Notes receivable from stockholders	(6,143)	(6,143)
Deferred compensation	(11,042)	(8,482)
Unrealized loss on available-for-sale securities	(1)	(1)
Accumulated deficit	(541,493)	(564,659)

Total stockholders’ equity	251,582	235,898

Total liabilities and stockholders’ equity	$296,236	$278,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2002
		(As restated, see Note 2)
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $2,000 and $13,892 for the three months ended March 31, 2001 and 2002, respectively (see Note 2)	$—	$—
Other	270	329

Total Marketplace revenue	270	329
Trading Partner Services revenue (see Note 2)	528	283

Total revenue	798	612
Operating expenses:
Cost of services	4,394	2,299
Operations	3,915	3,512
Product development	5,554	3,823
Selling and marketing	10,262	3,792
General and administrative	5,009	3,921
Amortization of intangibles	7,809	—
Amortization of partnership costs (see Note 2)	16,964	6,030
Gain on divested business	—	(65)

Total operating expenses	53,907	23,312

Loss from operations	(53,109)	(22,700)
Other income (expense):
Interest income	321	48
Interest expense	(303)	(703)
Other income (expense)	(132)	189

Net loss	$(53,223)	$(23,166)

Net loss per share:
Basic and diluted	$(3.56)	$(1.41)

Weighted average shares—basic and diluted	14,947	16,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(53,223)	$(23,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock compensation	559	—
Provision for doubtful accounts	632	84
Depreciation and amortization of property and equipment	2,648	2,740
Amortization of intangibles	7,809	—
Amortization of partnership costs classified as an operating expense (see Note 2)	16,964	6,030
Amortization of deferred compensation	6,330	2,430
Amortization of deferred debt costs	105	105
Net gain on divested business	—	(65)
Change in assets and liabilities, net of divestitures:
Accounts receivable	(2,072)	495
Prepaid expenses and other assets	339	(1,221)
Accounts payable	(11,882)	1,046
Accrued liabilities and accrued payroll	(704)	(2,523)
Deferred revenue	248	151

Net cash used in operating activities	(32,247)	(13,894)

Cash flows from investing activities:
Purchases of marketable investments	(618)	—
Proceeds from the sale of marketable investments	6,940	—
Purchases of property and equipment	(1,550)	(781)

Net cash provided by (used in) investing activities	4,772	(781)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 2)	2,014	14,020
Repayments of notes payable	(2,651)	(911)
Cash received related to options exercised, net of repurchases	—	78
Proceeds from the issuance of common stock under the employee stock purchase plan	349	276
Common stock repurchased, net of notes receivable issued to common stockholders	(83)	—
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	29,452	—

Net cash provided by financing activities	29,081	13,463

Net increase (decrease) in cash and cash equivalents	1,606	(1,212)
Cash and cash equivalents, beginning of period	22,597	15,663

Cash and cash equivalents, end of period	$24,203	$14,451

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$186	$80

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Supplemental schedule of non-cash financing activities:
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

Since inception, the Company has incurred significant losses, and, as of March 31, 2002, had an accumulated deficit of $564.7 million. Operating losses are expected to continue through the remainder of fiscal 2002. The Company currently anticipates that currently available funds, consisting of cash and cash equivalents, combined with those funds available through its line of credit with VHA Inc. (VHA) and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when and if required, or at all.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2001 filed on Form 10-K with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

2.    RESTATEMENT AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT:

On July 22, 2002, the Company announced that it intended to consult with the SEC under the direction of its Board of Directors to determine the appropriate application of Emerging Issues Task Force Abstract No. 01-9 (EITF No. 01-9), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The consultation related to the application of EITF No. 01-9 to equity consideration issued by the Company to certain strategic partners, VHA and University HealthSystem Consortium (UHC), in connection with the amended outsourcing and operating agreement (the Agreement) the Company entered into with Novation, LLC (Novation), VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) on May 24, 2000. The Company’s stockholders voted to approve the issuance of the equity consideration to VHA and UHC in consideration for the services to be rendered under the Agreement on July 26, 2000 (see Note 7 for further discussion of the Agreement).

EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2002, the Company applied the provisions of EITF No. 01-9. Upon its initial application of EITF No. 01-9, the Company offset the amortization of the equity consideration against the Company’s revenue generated from hospital implementations, which had historically been classified as trading partner services revenue. The Company had historically classified the costs of the equity consideration issued as Amortization of partnership costs in operating expenses. Under its initial application of EITF No. 01-9, the Company reclassified certain Amortization of partnership costs from operating expenses to an offset against revenue generated from its hospital implementation services beginning during the three months ended March 31, 2002. As a result, the Company offset Amortization of partnership costs against related party revenue of approximately $14,000 and $128,000 for the three months ended March 31, 2001 and 2002, respectively, resulting in equal reductions in amortization and revenue, as reported, by these amounts. These reclassifications were immaterial and had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

On August 15, 2002, the Company announced that it had completed its review of its initial application of EITF No. 01-9 as well as its consultation with the SEC and, as a result, the Company has determined that offsetting Amortization of partnership costs against all related party revenue, including the revenue from the hospital implementation services, is the appropriate accounting treatment under EITF No. 01-9. This treatment will result in the offset of non-cash Amortization of partnership costs against related party revenue up to the lesser of related party revenue or amortization of partnership costs in any period.

The Company has restated the unaudited condensed consolidated statement of operations for the three months ended March 31, 2002 to reflect the reclassification of an additional $13.9 million of Amortization of partnership costs from operating expenses to an offset against related party revenue. Additionally, in accordance with the transition guidance of EITF No. 01-9, the Company has reclassified approximately $2.0 million of Amortization of partnership costs from operating expenses to an offset against related party revenue in the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2001. As reclassifications, these changes had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are reconciliations of the Company’s results of operations from financial statements previously filed to the restated and reclassified condensed consolidated financial statements (in thousands, except per share amounts):

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2001

	As Previously Reported	EITF No. 01-9 Adjustments	As Reclassified
Revenue:
Marketplace revenue:
Related party	$2,000	$(2,000)	$—
Other	270	—	270

Total Marketplace revenue	2,270	(2,000)	270
Trading Partner Services revenue	528	—	528

Total revenue	2,798	(2,000)	798
Operating expenses:
Cost of services	4,394	—	4,394
Operations	3,915	—	3,915
Product development	5,554	—	5,554
Selling and marketing	10,262	—	10,262
General and administrative	5,009	—	5,009
Amortization of intangibles	7,809	—	7,809
Amortization of partnership costs	18,964	(2,000)	16,964

Total operating expenses	55,907	(2,000)	53,907

Loss from operations	(53,109)	—	(53,109)
Other income (expense):
Interest income	321	—	321
Interest expense	(303)	—	(303)
Other income (expense)	(132)	—	(132)

Net loss	$(53,223)	$—	$(53,223)

Net loss per share:
Basic and diluted	$(3.56)		$(3.56)

Weighted average shares—basic and diluted	14,947		14,947

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2002

	As Previously Reported	EITF No. 01-9 Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party	$13,892	$(13,892)	$—
Other	329	—	329

Total Marketplace revenue	14,221	(13,892)	329
Trading Partner Services revenue	283	—	283

Total revenue	14,504	(13,892)	612
Operating expenses:
Cost of services	2,299	—	2,299
Operations	3,512	—	3,512
Product development	3,823	—	3,823
Selling and marketing	3,792	—	3,792
General and administrative	3,921	—	3,921
Amortization of partnership costs	19,922	(13,892)	6,030
Gain on divested business	(65)	—	(65)

Total operating expenses	37,204	(13,892)	23,312

Loss from operations	(22,700)	—	(22,700)
Other income (expense):
Interest income	48	—	48
Interest expense	(703)	—	(703)
Other income (expense)	189	—	189

Net loss	$(23,166)	$—	$(23,166)

Net loss per share:
Basic and diluted	$(1.41)		$(1.41)

Weighted average shares—basic and diluted	16,373		16,373

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Recent Accounting Pronouncements for a discussion of the impact of EITF No. 01-9 on the Company’s reported revenue.

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

        Investments with maturities greater than 90 days and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Realized gains and losses are netted and included in interest income in the accompanying Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2002, the Company’s available-for-sale securities are all due within one year.

Cash equivalents and short-term investments are all due within one year and were as follows, organized by major security type:

	March 31, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$1,349	$1,348	$(1)

Total	$1,349	$1,348	$(1)

	December 31, 2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	$4,294	$(1)
Corporate debt securities	3,276	3,276	—

Total	$7,571	$7,570	$(1)

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

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended March 31, 2001 and 2002, the Company operated in a single business segment, building and operating e-commerce marketplaces for healthcare providers and suppliers in the medical product, supplies and equipment industry in the United States. Management uses one measurement for evaluating profitability and does not disaggregate its business for internal reporting.

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

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In April 2001, the EITF reached a consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF No. 00-25 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. In November 2001, the EITF reached a consensus on EITF No. 01-9, which is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25. Upon application of EITF No. 01-9, financial statements for prior periods presented for comparative purposes are required to be reclassified to comply with the financial statement display requirements under EITF No. 01-9. As noted above in Note 2, as a result of the application of EITF No. 01-9, the Company has reclassified certain costs associated with equity consideration provided in connection with the Company’s Agreement with Novation, VHA, UHC and HPPI, previously reported as operating expenses, to an offset against related party revenue from those parties. This treatment will result in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported Amortization of partnership costs and related party revenue by approximately $2.0 million and $14.0 million for the three months ended March 31, 2001 and 2002, respectively. As reclassifications, these changes had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and certain other acquired intangible assets with indefinite lives are no longer subject to amortization. Intangible assets with finite lives will continue to be amortized. The Company does not expect the adoption of this pronouncement in 2002 to have a significant impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of this pronouncement in 2002 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

4.    DIVESTITURES AND RESTRUCTURING ACCRUALS

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

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, the Company will receive a share of revenue generated by the sold assets. The net result of the transaction to the Company was a gain on the divestiture of these operations of $65,000.

In 2000, the Company undertook various restructuring activities, including reorganizations and the divestiture of certain of the Company’s operations. As a result, the Company recorded a restructuring charge of $2.1 million. As noted previously, the Company recorded a restructuring charge of $400,000 for its planned divestiture of its EquipMD subsidiary in 2001. Also in 2001, the Company recorded an additional accrual for additional costs related to idle facilities associated with its divestiture of its GAR subsidiary. Components of the restructuring accrual as of March 31, 2002 were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at December 31, 2001	$248	$371	$510	$1,129
Payments	—	(183)	(39)	(222)
Reversal	(97)	—	—	(97)
Reclassifications	63	276	(339)	—

Balance at March 31, 2002	$214	$464	$132	$810

Employee severance costs recorded in 2001 related to severance benefits provided to employees for the divestiture of EquipMD. As a result of the divestitures of EquipMD, seven employees were terminated. The remaining accrual balance is expected to be utilized by the end of 2002.

Facilities costs relate to the divestitures of GAR and EquipMD for rent and other facility related costs for facilities that will no longer be utilized by the Company. For the three months ended March 31, 2002, the Company made $183,000 in rent and other facility related payments. The Company also increased its accrual by $276,000 due to the change in the Company’s estimate of its ability to sublease these facilities. The remaining accrual balance is expected to be utilized by the end of 2003.

Other costs primarily include legal expenses and other advisory fees. For the three months ended March 31, 2002, the Company made payments of $39,000. In addition, the Company reduced the accrual by $339,000 during the three months ended March 31, 2002 due to a change in the Company’s estimate of legal costs to be incurred. The remaining accrual balance will be utilized by the end of 2002.

5.    NOTES RECEIVABLE FROM STOCKHOLDERS

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

In September 1999, the Company made a loan to Daniel A. Eckert, President and Chief Operating Officer of the Company, in connection with his exercise of stock options granted to him under the terms of his employment agreement. The loan was made pursuant to two secured full recourse promissory notes in the principal amounts of $124,750 and $99,800, both with interest compounded quarterly on the unpaid balances at a rate of 5.85% per year. In January 2002, both promissory notes were amended to extend the repayment obligation by modifying the repayment terms of the promissory notes to be due upon the earlier of (i) five years from the stock option grant date, (ii) the third anniversary of the effective date of the initial public offering of Neoforma’s common stock, (iii) 90 days after the termination of employment with Neoforma or (iv) immediately upon any transfer of any of the shares relating to the exercised stock options.

As of March 31,2002, the Company had an additional $5.4 million of notes receivable from stockholders, consisting of one note from a former executive officer of the Company in the amount of $4.9 million, due no later than December 2003, and several other notes totaling approximately $500,000 due on varying dates through January 2005 from current and former employees of the Company.

6.    LITIGATION

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

On January 11, 2002, the Company filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of the Company’s subsidiary, Neoforma GAR, Inc., which had provided Auction services. Prior to filing of the suit, the Company had accelerated all principal payments under the promissory note after Med-XS failed to make scheduled payments under the promissory note and demanded Med-XS pay the entire $2.4 million immediately. Defendants filed a counterclaim, alleging breach of contract and fraud. The Company answered the counterclaims and is currently in the process of discovery. Although the Company believes that its suit ultimately will be successful, and that the full amount due under the note will be recovered, litigation is inherently uncertain and the Company cannot be certain that it will prevail in this matter.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the issuance of shares and warrants to VHA and UHC in consideration for the services to be rendered pursuant to the Agreement entered into among the Company and Novation, VHA, UHC and HPPI on May 24, 2000. Under the terms of the Agreement, the Company agreed to develop and manage an e-commerce marketplace (the Marketplace) to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for the Marketplace, guarantee Novation’s obligations under the Agreement and agreed to enter into certain exclusivity provisions contained in the Agreement.

On July 26, 2000, stockholder approval was obtained for the issuance of shares to VHA and UHC. In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use the Marketplace. Additionally, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Agreement. The total valuation of those shares, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying Unaudited Condensed Consolidated Balance Sheets and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants is not calculated until earned. The valuation of warrants earned is calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the Agreement and volatility of 70%. The valuation is recorded as earned in the capitalized partnership costs account in the accompanying Unaudited Condensed Consolidated Balance Sheets. The portion of the charge that relates to the warrant shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of March 31, 2002, VHA and UHC had earned a total of 2.2 million of the shares resulting in a total valuation of $53.3 million being capitalized in capitalized partnership costs.

As of March 31, 2002, the Company had recorded total reductions in capitalized partnership costs of $127.8 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the non-cash amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Additionally, as required under the transition guidance of EITF No. 01-9, the Company has classified prior period financial statements presented for comparative purposes to be consistent with this presentation. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense, and will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees being paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows. See Note 2 for a further discussion of the application of EITF No. 01-9.

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

On December 31, 2000, the Company entered into a three-year software license agreement and a series of related agreements regarding maintenance, consulting and services with i2 Technologies, Inc. (i2 Technologies). Under these agreements, the Company and i2 Technologies will collaborate on product development, marketing, sales and service activities. These agreements also provide for revenue sharing from the Company to i2 Technologies commencing immediately on services and applications sales, and commencing in 2002 on other marketplace related revenue. Additionally, the agreements contain revenue sharing provisions under which i2 Technologies will share revenue with the Company for products and services it sells in the healthcare vertical market.

        On January 25, 2001, the Company entered into stock purchase agreements with VHA and UHC to purchase shares of the Company’s common stock. VHA and UHC acquired 1,183,432 and 325,443 shares, respectively, at a purchase price of $16.90 per share. Including i2 Technologies, which participated in the strategic financing, acquiring 295,858 shares, the Company raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of the then total shares of the Company’s outstanding common stock assuming the exercise of all outstanding options and warrants to purchase the Company’s common stock.

Concurrent with the financing, the Company also amended the Agreement (the Amendment), effective on January 1, 2001. Under the terms of the Amendment, Novation agreed to increase the minimum fee level it guaranteed to the Company under the Agreement, which guaranteed minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is calculated based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amendment, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amendment, these maximums are calculated based on Novation's financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. The Amendment also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions of the Agreement.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, as amended in February 2002, until May 31, 2003, the Company is able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that the Company borrows under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of the Company’s assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003. In the event that the Company (i) sells any stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by the Company’s assets as of the date entered into the credit agreement, then the maximum of $25 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds it receives from any of these transactions. As of March 31, 2002, the Company had outstanding borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

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

As a result of the terms of the Agreement, as amended, and the strategic relationship the Company has with VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on the board of the Company as of March 31, 2002. Such individuals were: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA. The compensation these individuals receive for serving on the Company’s board of directors is equivalent with the other members of the board, is disclosed annually in the Company’s proxy statement for its annual meeting of stockholders and consists solely of annual stock option grants as per the terms of the Company’s 1999 Equity Incentive Plan. According to representations made to the Company by VHA, UHC and Novation, none of the Company’s directors who are officers of VHA, UHC or Novation benefit directly from the options granted to them, as any profits generated by the exercise and sale of these option shares, when and if exercised, must be surrendered to VHA, UHC or Novation, as the case may be.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A is being filed for the purpose of amending and restating Items 1 and 2 of Part I of Form 10-Q to reflect the restatement of our Unaudited Condensed Consolidated Statement of Operations and related notes as of and for the three months ended March 31, 2002 and the reclassification in our Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2001, to reflect the retroactive adoption of a new accounting principle. All information in this Form 10-Q/A is as of the date of the original filing and does not reflect any subsequent events other than the restatement and reclassification. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the restatement. The following discussion and analysis gives effect to the restatement.

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

Overview

Neoforma is a leading healthcare supply chain and information solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance and we provide complementary solutions to our trading partners that enable them to increase the value they derive from our marketplaces. Our objective is to develop the industry standard supply chain operating system for healthcare. Our solutions enable the participants in the healthcare supply chain, principally healthcare providers, manufacturers, distributors and group purchasing organizations, or GPOs, to significantly improve business processes within their organizations and among their trading partners. These solutions consist of Web-based applications and services for our customers, or trading partners, that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include healthcare providers, including hospitals and IDNs and GPOs, and the manufacturers and distributors that sell products and services to them. As of March 31, 2002, the Company’s only Internet marketplace that was generating revenue was Marketplace@Novation.

Historically, we offered four primary services—Shop, Auction, Plan and Services Delivery. Our Shop service provided private marketplaces where buyers could easily identify, locate and purchase a wide range of new products, from disposable gloves to surgical instruments and diagnostic equipment, and suppliers could access new customers and markets. Our Auction service created an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provided interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believed represented industry best practices, together with floor plans and information about the products in the room. Our Services organization provides scalable and cost-effective implementation solutions for both healthcare providers and suppliers.

As part of our focus on our core business and as a result of the divestiture of a number of our non-core operations, the nature and mix of our revenue shifted substantially during 2001. As a result, our revenue streams currently consist of two types of revenue: marketplace revenue and trading partner services revenue. Marketplace revenue is comprised of transaction and subscription based fees paid by the buyers and the suppliers of products on our marketplaces, as well as fees paid by marketplace sponsors such as GPOs. Trading partner services revenue consists of revenue generated from the sale or license of applications and services that are complementary to our marketplace services. Trading partner services revenue historically has consisted of:

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

We are continuing to identify new potential revenue opportunities within the scope of our core strategy of developing and operating Internet marketplaces. We have identified opportunities to develop and sell additional products and services into our existing customer base that can provide significant value to trading partners using our marketplaces and could represent significant future revenue opportunities. In connection with this strategy, we have refocused our efforts on identifying opportunities to license the proprietary technology that we have developed and are developing for internal use as part of our marketplace development efforts. While licensing these internally developed software and technology solutions has been part of our core strategy, only recently has Marketplace@Novation achieved volume levels sufficient to validate our technology and enable us to pursue technology licensing opportunities. While our sale of certain software and technology underlying our connectivity solution to Global Healthcare Exchange, LLC, or GHX, in August 2001 was the first such sale of our proprietary, internally developed software, we intend to continue to market our technology solutions to other marketplace providers and participants in the healthcare industry, as well as in other vertical markets.

Our operations have grown significantly since inception. We have significantly increased the number of trading partners, both hospitals and suppliers, that are participants in Marketplace@Novation, and we have introduced new and enhanced technology to offer to these trading partners within our marketplace services. In addition, we have increased the scope of our trading partner services that we offer to our marketplace participants. Because of the growth in our marketplace services, and increased adoption of our marketplace, we have generated increasing levels of marketplace volume. However, as a result of our adoption of Emerging Issues Task Force Abstract No. 01-9, or EITF No. 01-9, our reported marketplace revenue is not reflective of the increased level of fees being received from related parties for these marketplace services. As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in an offset of the related party revenue reported (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements). Since inception, our operating expenses have also increased, primarily due to increased costs of anticipated divestitures resulting from the write-down of the assets of several of our ancillary operations in conjunction with our plans to divest the businesses, increased costs incurred to write-down certain non-marketable investments and intangible assets and increased amortization of partnership costs relating to our outsourcing and operating agreement with Novation, LLC, or Novation, VHA Inc., or VHA, University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International LLC, or HPPI.

Strategic Partnerships

In connection with our outsourcing and operating agreement, we issued approximately 4.6 million shares of our common stock to VHA, representing approximately 36% of our then outstanding common stock, and approximately 1.1 million shares of our common stock to UHC, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 3.1 million and approximately 800,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, which is available only to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing $22 billion of combined purchasing volume at the end of 2004. These issuances of our common stock and warrants to purchase our common stock to VHA and UHC were approved by our stockholders on July 26, 2000.

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

In January 2001, we entered into an amendment to the outsourcing and operating agreement which was effective as of January 1, 2001. Under the terms of the amended outsourcing and operating agreement, Novation agreed to increase the minimum fee level it guaranteed to us, which guaranteed minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is calculated based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume processed through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the amended outsourcing and operating agreement, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the amended outsourcing and operating agreement, these maximums are calculated based on Novation’s financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. The amended outsourcing and operating agreement also includes modifications to revenue sharing provisions under which we agreed to share specified fees we receive for products and services sold through or related to our marketplaces. We agreed to share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces as well as revenue related to the distribution or licensing of software and other technology solutions. We are not required to share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the amended outsourcing and operating agreement, we are not required to share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The amended outsourcing and operating agreement also includes modifications to certain supplier recruitment and supplier implementation provisions of the Amendment.

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

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies under which they purchased a total of approximately 1.8 million shares of our common stock at a purchase price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers. After the closing of the financing, VHA and UHC owned 48.8% and 12.1%, respectively, of our then outstanding shares of common stock, assuming the exercise of all outstanding stock options and warrants to purchase our common stock.

As a result of the terms of the outsourcing and operating agreement and the strategic relationship we have with VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on our board as of March 31, 2002. Such individuals included: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA. The compensation these individuals receive for serving on our board of directors is equivalent with the other members of the board, is disclosed annually in our proxy statement for our annual meeting of stockholders and consists solely of annual stock option grants as per the terms of our 1999 Equity Incentive Plan. According to representations made to us by VHA, UHC and Novation, none of our directors who are officers of VHA, UHC or Novation benefit directly from the options granted to them, as any profits generated by the exercise and sale of these option shares, when and if exercised, must be surrendered to VHA, UHC or Novation, as the case may be.

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

Since inception, we have incurred significant losses and, as of March 31, 2002, had an accumulated deficit of $564.7 million. We anticipate our losses in 2002 will decrease as compared to fiscal 2001 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of intangibles, impairment of intangibles, costs of anticipated divestitures and write-down of non-marketable investments, as well as anticipated increases in fees received from related parties. Historically, these fees have been reported as related party revenue. However, as a result of the application of EITF No. 01-9, non-cash amortization of partnership costs will be offset against these fees received from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense. We expect these fees from related parties to continue to increase over the next several quarters (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Transaction Fees.    Transaction fee revenue represents the negotiated percentage of the purchase price or gross marketplace volume of products sold through Marketplace@Novation at the time an order originated by a purchaser is confirmed or accepted by the supplier. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier. We recognize transaction fees on a net basis, as we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, we do not:

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

See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the impact of EITF No. 01-9 on our reported revenue.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2002, our accounts receivable balance was $893,000, net of allowance for doubtful accounts of $405,000. As of March 31, 2002, we had a notes receivable balance of $3.4 million, for which no allowance was recorded.

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

Valuation of Intangible Assets and Non-Marketable Investments

We assess the impairment of identifiable intangibles, which currently consists of capitalized partnership costs, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

If we determine that the carrying value of intangibles, which currently consist of capitalized partnership costs, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, amounted to $226.2 million as of March 31, 2002.

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

Results of Operations

On July 22, 2002, we announced that we intended to consult with the Securities and Exchange Commission, or SEC, under the direction of our Board of Directors to determine the appropriate application of EITF No. 01-9. The consultation related to the application of EITF No. 01-9 to equity consideration issued by us to VHA and UHC, in connection with the amended outsourcing and operating agreement we entered into with Novation, VHA, UHC and HPPI on May 24, 2000. Our stockholders voted to approve the issuance of the equity consideration to VHA and UHC in consideration for the services to be rendered under the amended outsourcing and operating agreement on July 26, 2000 (see Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of this agreement).

EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and, upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9.

On January 1, 2002, we applied the provisions of EITF No. 01-9. Upon our initial application of EITF No. 01-9, we offset the amortization of the equity consideration against our revenue generated from hospital implementations, which had historically been classified as trading partner services revenue. We had historically classified the costs of the equity consideration issued as Amortization of partnership costs in operating expenses.

On August 15, 2002, we announced that we had completed our review of our initial application of EITF No. 01-9 and our consultation with the SEC and, as a result, we have determined that offsetting amortization of partnership costs against all related party revenue, including the revenue from the hospital implementation services, is the appropriate accounting treatment under EITF No. 01-9. This treatment will result in the offset of non-cash amortization of partnership costs against related party revenue up to the lesser of related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense.

We have restated the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2002 to reflect the reclassification of an additional $13.9 million of amortization of partnership costs from operating expenses to an offset against related party revenue. Additionally, in accordance with the transition guidance of EITF No. 01-9, we have reclassified approximately $2.0 million of amortization of partnership costs from operating expenses to an offset against related party revenue in the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2001.

The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

As reclassifications, these changes had no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31, 2002

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services from VHA, UHC and Novation. For the three months ended March 31, 2001 and 2002, related party marketplace revenue consisted solely of payments from Novation to us under the minimum fee level guarantee provisions of the outsourcing and operating agreement during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC in connection with the Agreement is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. Due to the offset of approximately $2.0 million and $13.9 million of amortization of partnership costs against related party marketplace revenue for the three months ended March 31, 2001 and 2002, respectively, there was no net related party marketplace revenue reported for either period. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

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

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of applications and services that are complementary or additive to our marketplace services. Historically, trading partner services revenue has consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, historically known as Auction; sponsorship fees paid by sellers to feature their brands and products on our now divested Plan service; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The 46% decrease in trading partner services revenue from $528,000 for the three months ended March 31, 2001 to $283,000 for the three months ended March 31, 2002 was primarily due to reduced revenue from the USL business as a result of the sale of USL in April 2001, reduced revenue from our other Plan operations as a result of the sale of those operations to Attainia in April 2001 and reduced transaction fee revenue from our asset recovery services as a result of the sale of the Auction operations in September 2001. These reductions were partially offset by $282,000 of revenue relating to the sale of our Rapid Connectivity Solution, or RCS, to GHX that was recognized during the first quarter of 2002.

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

Product Development.    Product development expenses consist primarily of personnel expenses and technology costs associated with software development, as well as fees to consultants and contractors, associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $5.6 million for the three months ended March 31, 2001 to $3.8 million for the three months ended March 31, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

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

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. To date, capitalized partnership costs represented common stock and warrants issued to VHA and UHC in connection with entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation, as well as certain legal and accounting fees relating to entering into the agreement. We subsequently canceled the warrants issued to VHA and UHC and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $17.0 million for the three months ended March 31, 2001 to $6.0 million for the three months ended March 31, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $2.0 million and $14.0 million of amortization of partnership costs against related party revenue for the three months ended March 31, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $19.0 million to $20.1 million for the three months ended March 31, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to decrease in future quarters as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to increase. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the outsourcing and operating agreement and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. During the three months ended March 31, 2001 and 2002, we recorded $685,000 and $116,000, respectively, in reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of this deferred compensation of $3.3 million and $1.5 million during the three months ended March 31, 2001 and 2002, respectively.

        In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the three months ended March 31, 2001 and 2002, we recorded none and $224,000, respectively, in additional reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of deferred compensation related to these options of $3.0 million and $368,000 during the three months ended March 31, 2001 and 2002, respectively.

In late 2001 and in the first quarter of 2002, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.8 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 16, 2004, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $554,000 during the three months ended March 31, 2002.

The remaining total deferred compensation of $8.5 million at March 31, 2002 is expected to be amortized as follows: $5.2 million during the remainder of fiscal 2002, $3.1 million during fiscal 2003 and $0.2 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in our Unaudited Condensed Consolidated Statements of Operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited, or increase if additional restricted stock grants are made.

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

In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, as amended in February 2002, until May 31, 2003, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of March 31, 2002, we had outstanding borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

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

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 36 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. In connection with this facility, we issued Comdisco a warrant to purchase 13,771 shares of our Series D preferred stock, which converted into 13,771 shares of our common stock upon the closing of our IPO, at an exercise price of $11.80 per share. As of March 31, 2002, we had outstanding borrowings of $814,000 under this facility.

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

In March 2000, we entered into an agreement with Ariba, Inc., or Ariba, under which we have the right to offer Ariba’s ORMX procurement solution to users of our marketplace. We paid Ariba a substantial upfront fee for use of the ORMX procurement solution and, under the terms of the agreement, we were to pay specified fees for transactions occurring through Ariba’s network, subject to minimum monthly amounts. The agreement also provided for joint marketing activities and sales planning. We are currently in dispute with Ariba with regards to the terms of the agreement and our obligations to make payments to Ariba. As of March 31, 2002, we have not accrued any amounts under this agreement.

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

As discussed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain costs associated with equity consideration provided to VHA and UHC in connection with the outsourcing and operating agreement as an offset against related party revenue from VHA, UHC and Novation. This treatment will result in the offset of non-cash amortization of partnership costs against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense, and will be reflected as an adjustment to reconcile net loss to cash from operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities for the three months ended March 31, 2002 was $13.9 million as compared to $32.2 million for the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 related primarily to cash utilized to fund net losses as well as a decrease in accrued liabilities and accrued payroll and an increase in prepaid expenses and other assets, which were partially offset by increases in accounts payable and deferred revenue and a decrease in accounts receivable.

Net cash used in investing activities was $781,000 for the three months ended March 31, 2002 as compared to net cash provided by investing activities of $4.8 million for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 related to the purchase of equipment to operate our marketplaces.

Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2002 as compared to $29.1 million for the three months ended March 31, 2001. Net cash provided by financing activities for the three months ended March 31, 2002 related to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the outsourcing and operating agreement, cash received related to options exercised, net of repurchases, and proceeds from the issuance of common stock under our employee stock purchase plan partially offset by repayments of notes payable.

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

Recent Accounting Pronouncements

In April 2001, the EITF reached a consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF No. 00-25 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. In November 2001, the EITF reached a consensus on EITF No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25. Upon application of EITF No. 01-9, financial statements for prior periods presented for comparative purposes are required to be reclassified to comply with the financial statement display requirements under EITF No. 01-9. As a result of the application of EITF No. 01-9, we have reclassified certain costs associated with equity consideration provided in connection with the our outsourcing and operating agreement with Novation, VHA, UHC and HPPI, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment will result in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $2.0 million and $14.0 million for the three months ended March 31, 2001 and 2002, respectively. As reclassifications, these changes had no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and certain other acquired intangible assets with indefinite lives are no longer subject to amortization. Intangible assets with finite lives will continue to be amortized. We do not expect the adoption of this pronouncement in 2002 to have a significant impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of this pronouncement in 2002 did not have a significant impact on our financial position, results of operations or cash flows.

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

•	e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy.com, Inc. and Broadlane, Inc.;

•	healthcare exchanges that have been formed by suppliers, namely GHX, which was founded by five healthcare manufacturers;

•	suppliers that have created their own Websites that offer e-commerce functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer solutions in the healthcare market, such as Lawson Software, McKesson HBOC, Inc., Oracle Corporation, PeopleSoft, Inc. and SAP AG;

•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One, Inc.; and

•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;

•	number of buyers using their services and the volume of their purchases;

•	level of bias, or perceived bias, towards particular suppliers;

•	existing relationships;

•	compatibility with suppliers’ existing distribution methods;

•	the amount of the fees charged to suppliers;

•	functionality, ease of use and convenience;

•	ability to integrate their services with suppliers’ existing systems and software; and

•	quality and reliability of their services.

In addition, we believe that companies in our market compete to provide services to buyers based on:

•	brand recognition;

•	breadth, depth and quality of product offerings;

•	ease of use and convenience;

•	number of suppliers available through their marketplace;

•	ability to integrate their services with buyers’ existing systems and software;

•	quality and reliability of their services; and

•	customer service.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive agreements with buyers that impede our sales; and

•	devote substantially more resources to Website and systems development.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of our IPO) as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of our stock. We and our officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements describe above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. We intend to defend against this action vigorously.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit Number		Exhibit

2.1	*	Purchase Agreement, dated as of March 31, 2002, by and between EquipMD, Inc. and MedAccess, Inc.(1)

*	Confidential treatment has been requested for portions of this agreement.

(1)	Incorporated by reference to Exhibit 12.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

B.    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOFORMA, INC.

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer and Secretary

Date:	August 28, 2002

INDEX TO EXHIBITS

Exhibit Number		Exhibit

2.1	*	Purchase Agreement, dated as of March 31, 2002, by and between EquipMD, Inc. and MedAccess, Inc.(1)

*	Confidential treatment has been requested for portions of this agreement.

(1)	Incorporated by reference to Exhibit 12.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.