Form 10-Q
period 2002-06-30
NEOFORMA INC/CA/
filed 2002-08-28
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For The Transition Period From To

Commission File No. 000-28715

NEOFORMA, INC.
(Exact name of the Registrant as Specified in its Charter)

Delaware	77-0424252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3061 Zanker Rd., San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

(408) 468-4000
(The Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of common stock outstanding on August 26, 2002 was 18,568,686.

NEOFORMA, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2001*	June 30, 2002
Current assets:
Cash and cash equivalents	$15,663	$17,605
Accounts receivable, net of allowance for doubtful accounts of $321 and $375 as of December 31, 2001 and June 30, 2002, respectively	1,377	1,586
Prepaid expenses and other current assets	4,357	6,103
Deferred debt costs, current portion	175	—

Total current assets	21,572	25,294
Property and equipment, net	29,127	24,984
Intangibles, net of amortization	311	—
Capitalized partnership costs, net of amortization	241,530	208,014
Non-marketable investments	745	745
Other assets	2,951	2,161

Total assets	$296,236	$261,198

Current liabilities:
Notes payable, current portion:
Due to related party	$—	$19,000
Other	5,164	4,477

Total notes payable, current portion	5,164	23,477
Accounts payable	5,592	4,254
Accrued payroll	4,708	4,371
Other accrued liabilities	4,680	3,898
Deferred revenue	1,764	2,435

Total current liabilities	21,908	38,435

Deferred revenue, less current portion	2,111	1,986

Notes payable, less current portion:
Due to related party	19,000	—
Other	1,635	819

Total notes payable, less current portion	20,635	819

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized — 300,000 shares at June 30, 2002
Issued and outstanding: 16,691 and 17,146 shares at December 31, 2001 and June 30, 2002, respectively	17	17
Warrants	3,688	3,688
Additional paid-in capital	806,556	813,995
Notes receivable from stockholders	(6,143)	(6,138)
Deferred compensation	(11,042)	(6,146)
Unrealized loss on available-for-sale securities	(1)	(1)
Accumulated deficit	(541,493)	(585,457)

Total stockholders’ equity	251,582	219,958

Total liabilities and stockholders’ equity	$296,236	$261,198

*  Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $3,763, $17,011, $5,763 and $30,903 for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, respectively (see Note 2)	$—	$—	$—	$—
Other	257	160	527	489

Total Marketplace revenue	257	160	527	489
Trading Partner Services revenue:
Trading partner services (see Note 2)	536	421	1,064	704
Sales of used equipment	237	—	237	—

Total Trading Partner Services revenue	773	421	1,301	704

Total revenue	1,030	581	1,828	1,193

Operating expenses:
Cost of equipment sold	216	—	216	—
Cost of services	3,695	2,382	8,089	4,681
Operations	4,220	3,702	8,135	7,214
Product development	4,436	4,219	9,990	8,042
Selling and marketing	7,576	3,245	17,838	7,037
General and administrative	4,844	4,360	9,853	8,281
Amortization of intangibles	7,205	—	15,014	—
Amortization of partnership costs (see Note 2)	15,640	2,960	32,604	8,990
(Gain)/loss on divested business	621	—	621	(65)

Total operating expenses	48,453	20,868	102,360	44,180

Loss from operations	(47,423)	(20,287)	(100,532)	(42,987)
Other income (expense):
Interest income	158	199	479	247
Interest expense	(315)	(655)	(618)	(1,358)
Other income (expense)	(79)	(55)	(211)	134

Net loss	$(47,659)	$(20,798)	$(100,882)	$(43,964)

Net loss per share:
Basic and diluted	$(3.02)	$(1.25)	$(6.57)	$(2.67)

Weighted average shares—basic and diluted	15,782	16,587	15,365	16,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(100,882)	$(43,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock compensation	559	545
Provision for doubtful accounts	773	54
Depreciation and amortization of property and equipment	5,121	5,448
Amortization of intangibles	15,014	—
Amortization of partnership costs classified as an operating expense (see Note 2)	32,604	8,990
Amortization of deferred compensation	11,122	4,675
Amortization of deferred debt costs	210	175
Net (gain) loss on divested business	621	(65)
Change in assets and liabilities, net of divestitures:
Accounts receivable	110	(168)
Prepaid expenses and other assets	1,309	(771)
Accounts payable	(11,652)	(1,338)
Accrued liabilities and accrued payroll	944	(1,019)
Deferred revenue	737	545

Net cash used in operating activities	(43,410)	(26,893)

Cash flows from investing activities:
Purchases of marketable investments	(2,660)	—
Proceeds from the sale of marketable investments	7,834	—
Cash surrendered with divested businesses, net of cash proceeds received from divestitures	(166)	—
Purchases of property and equipment	(4,485)	(1,305)

Net cash provided by (used in) investing activities	523	(1,305)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 2)	5,827	31,189
Repayments of notes payable	(5,785)	(1,503)
Proceeds from draw under line of credit	10,000	—
Cash received related to options exercised, net of repurchases	6	178
Proceeds from the issuance of common stock under the employee stock purchase plan	349	276
Common stock repurchased, net of notes receivable issued to common stockholders	(84)	—
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	29,452	—

Net cash provided by financing activities	39,765	30,140

Net increase (decrease) in cash and cash equivalents	(3,122)	1,942
Cash and cash equivalents, beginning of period	22,597	15,663

Cash and cash equivalents, end of period	$19,475	$17,605

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$351	$139

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2002
Supplemental schedule of non-cash financing activities:
Reduction of deferred compensation resulting from employee terminations	$775	$468

Increase in deferred compensation resulting from issuance of restricted stock to employees	$—	$247

Valuation of restricted common stock earned by related parties	$6,240	$6,662

Notes receivable from common stockholders cancelled in repurchase of common shares	$74	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information for the three and six months ended June 30, 2001 and 2002 is unaudited)

1.    DESCRIPTION OF BUSINESS:

Neoforma, Inc. (the Company) builds and operates Internet marketplaces for and provides complementary solutions to participants in the healthcare industry. The Company’s supply chain technology solutions enable the participants, or trading partners, in the healthcare supply chain market, principally healthcare providers, manufacturers, distributors and group purchasing organizations, to significantly improve business processes within their organizations and among their trading partners.

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

Since inception, the Company has incurred significant losses, and, as of June 30, 2002, had an accumulated deficit of $585.5 million. Operating losses are expected to continue through the remainder of fiscal 2002. The Company currently anticipates that currently available funds, consisting of cash and cash equivalents, combined with cash generated through its operations and funds available through its line of credit with VHA Inc. (VHA), will be sufficient to meet anticipated needs for working capital, capital expenditures and the payment of the current portion of notes payable through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, renew its existing line of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when and if required, or at all.

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

2.    APPLICATION OF EITF NO. 01-9

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Abstract No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information for the three and six months ended June 30, 2001 and 2002 is unaudited)

On July 26, 2000, the Company issued equity consideration to VHA and University HealthSystem Consortium (UHC) in connection with the Company’s outsourcing and operating agreement (Outsourcing Agreement) entered into with Novation, LLC (Novation), VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) on May 24, 2000. The Company is capitalizing this consideration when a measurement date has occurred as defined under EITF No. 96-18. The portion of the consideration which was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which is being capitalized as earned, is being amortized over the term of the arrangements which result in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has reclassified certain costs associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment will result in non-cash Amortization of partnership costs being offset against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense. The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue:
Related party marketplace revenue	$3,763	$17,011	$5,763	$30,903
Related party implementation revenue	50	158	64	286
Offset of Amortization of partnership costs	(3,813)	(17,169)	(5,827)	(31,189)

Total related party revenue, as reported	$—	$—	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$19,453	$20,129	$38,431	$40,179
Offset to related party revenue	(3,813)	(17,169)	(5,827)	(31,189)

Total amortization of partnership costs reported as operating expenses	$15,640	$2,960	$32,604	$8,990

The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows.

As reclassifications, these changes had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

3.    INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.” Accordingly, all of the Company’s investments in debt and equity securities are classified as available-for-sale and stated at fair market value.

Investments in debt and equity securities with original maturities less than 90 days are classified as cash equivalents; those with maturities greater than 90 days and less than one year are classified as short-term investments; and those with maturities greater than one year are classified as long-term investments.

        Realized gains and losses are included in interest income and expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2002, all of the Company’s investments in debt and equity securities had original maturities of less than 90 days and, as such, were classified as available-for-sale.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information for the three and six months ended June 30, 2001 and 2002 is unaudited)

The Company’s investments in debt and equity securities were as follows, organized by major security type:

	June 30, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
		(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$2,299	$2,298	$(1)
Corporate debt securities	706	706	—

Total	$3,005	$3,004	$(1)

	December 31, 2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
		(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	$4,294	$(1)
Corporate debt securities	3,276	3,276	—

Total	$7,571	$7,570	$(1)

4.    RESTRUCTURING ACCRUALS

In 2000, the Company undertook various restructuring activities, including reorganizations and the divestiture of certain of the Company’s operations. As a result, the Company recorded a restructuring charge of $2.1 million. In 2001, the Company recorded a restructuring charge of $400,000 for its planned divestiture of its EquipMD subsidiary. Also in 2001, the Company recorded an additional accrual for additional costs related to idle facilities associated with its divestiture of its GAR subsidiary. Components of the restructuring accrual as of June 30, 2002 were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at December 31, 2001	$248	$371	$510	$1,129
Payments	—	(183)	(39)	(222)
Reversal	(97)	—	—	(97)
Reclassifications	63	276	(339)	—

Balance at March 31, 2002	214	464	132	810
Payments	(146)	(189)	(15)	(350)
Reversals	(68)	—	—	(68)
Reclassifications	—	96	(96)	—

Balance at June 30, 2002	$—	$371	$21	$392

Employee severance costs recorded in 2001 related to severance benefits provided to employees for the divestiture of EquipMD. As a result of the divestitures of EquipMD, seven employees were terminated.

Facilities costs relate to the divestitures of GAR and EquipMD for rent and other facility related costs for facilities that will no longer be utilized by the Company. For the six months ended June 30, 2002, the Company made $372,000 in rent and other facility related payments. The Company also increased the accrual by $372,000 during the six months ended June 30, 2002 due to the change in the Company’s estimate of its ability to sublease these facilities. The remaining accrual balance will be paid by the end of 2003.

Other costs primarily include legal expenses and other advisory fees. For the six months ended June 30, 2002, the Company made payments of $54,000. In addition, the Company reduced the accrual by $435,000 during the six months ended June 30, 2002 due to a change in the Company’s estimate of legal costs to be incurred. The remaining accrual balance is expected to be utilized by the end of 2002.

5.    BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive as a result of the Company’s net losses. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 4.5 million and 2.4 million shares for the six months ended June 30, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(47,659)	$(20,798)	$(100,882)	$(43,964)

Basic and diluted:
Weighted average shares of common stock outstanding	16,174	16,800	15,788	16,703
Less: Weighted average shares of common stock subject to repurchase	(392)	(213)	(423)	(230)

Weighted average shares used in computing basic and diluted net loss per share	15,782	16,587	15,365	16,473

Basic and diluted net loss per common share	$(3.02)	$(1.25)	$(6.57)	$(2.67)

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information for the three and six months ended June 30, 2001 and 2002 is unaudited)

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the EITF reached a consensus on EITF Abstract No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9. On July 26, 2000, the Company issued equity consideration to VHA and UHC in connection with its Outsourcing Agreement with Novation, VHA, UHC and HPPI. As a result of the application of EITF No. 01-9, the Company has reclassified certain costs associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment will result in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $3.8 million and $17.2 million for the three months ended June 30, 2001 and 2002, respectively, and $5.8 million and $31.2 million for the six months ended June 30, 2001 and 2002, respectively. As reclassifications, these changes had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow. See Note 2 for further discussion of the application of EITF No. 01-9.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and certain other acquired intangible assets with indefinite lives are no longer subject to amortization. Intangible assets with finite lives will continue to be amortized over those lives. The adoption of this pronouncement did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a significant impact on the Company’s financial position, results of operations and cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on the Company’s financial position, results of operations and cash flows.

7.    LITIGATION

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

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information for the three and six months ended June 30, 2001 and 2002 is unaudited)

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

8.    RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the issuance of shares and warrants to VHA and UHC in consideration for the services to be rendered pursuant to the Outsourcing Agreement. Under the terms of the Outsourcing Agreement, the Company agreed to develop and manage an e-commerce marketplace (Marketplace@Novation) to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for Marketplace@Novation, guarantee Novation’s obligations under the Outsourcing Agreement and enter into certain exclusivity provisions contained in the Outsourcing Agreement.

In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. Additionally, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Outsourcing Agreement. The total valuation of the common stock issued, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying Unaudited Condensed Consolidated Balance Sheets and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants is not calculated until earned. The valuation of warrants earned is calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the Outsourcing Agreement and volatility of 70%. The valuation is recorded as earned in the capitalized partnership costs account in the accompanying Unaudited Condensed Consolidated Balance Sheets. The value of the warrant shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of June 30, 2002, VHA and UHC had earned a total of 2.4 million of the shares resulting in a total valuation of $55.3 million being capitalized in capitalized partnership costs.

As of June 30, 2002, the Company had recorded total reductions in capitalized partnership costs of $147.9 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Additionally, as required under the transition guidance of EITF No. 01-9, the Company has classified prior period financial statements presented for comparative purposes to be consistent with this presentation. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense, and will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows. See Note 2 for a further discussion of the application of EITF No. 01-9.

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

        On January 25, 2001, the Company entered into stock purchase agreements with VHA and UHC to purchase shares of the Company’s common stock. VHA and UHC purchased 1,183,432 and 325,443 shares, respectively, at a price of $16.90 per share. Including i2 Technologies, Inc., which participated in the strategic financing, purchasing 295,858 shares, the Company raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million. After the closing of the financing, VHA and UHC owned approximately 48.8% and 12.1%, respectively, of the then total shares of the Company’s outstanding common stock assuming the exercise of all outstanding options and warrants to purchase the Company’s common stock.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information for the three and six months ended June 30, 2001 and 2002 is unaudited)

Concurrent with the financing, the Company also amended the Outsourcing Agreement (the Amended Outsourcing Agreement), effective on January 1, 2001. Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level it guaranteed to the Company under the Outsourcing Agreement, which guaranteed minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums are calculated based on Novation’s financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. The Amended Outsourcing Agreement also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions of the Outsourcing Agreement.

In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, as amended in February 2002, until May 31, 2003, the Company is able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that the Company borrows under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of the Company’s assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003. In the event that the Company (i) sells any stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by the Company’s assets as of the date entered into the credit agreement, then the maximum of $25 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds it receives from any of these transactions. As of June 30, 2002, the Company had outstanding principal borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

In September 2001, the Company, Novation, VHA, UHC and HPPI amended the Amended Outsourcing Agreement (the Amendment). Pursuant to the Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s connectivity solution. As a result, the Company will be able to provide its trading partners within Marketplace@Novation information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. This amendment accelerates the Company’s ability to capture critical supply chain data and will also enable the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

As a result of the terms of the Outsourcing Agreement and the subsequent amendments between the Company and VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on the board of the Company as of June 30, 2002. Such individuals were: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA. The compensation these individuals receive for serving on the Company’s board of directors is equivalent with the other members of the board, is disclosed annually in the Company’s proxy statement for its annual meeting of stockholders and consists solely of annual stock option grants pursuant to the terms of the Company’s 1999 Equity Incentive Plan. According to representations made to the Company by VHA, UHC and Novation, none of the Company’s directors who are officers of VHA, UHC or Novation benefit directly from the options granted to them, because any profits generated by the exercise and sale of these option shares, when and if exercised, must be surrendered to VHA, UHC or Novation, as the case may be.

9.    SUBSEQUENT EVENT

MedContrax and Med-ecorp Asset Purchase

On July 9, 2002, the Company acquired substantially all of the assets of data management companies MedContrax, Inc. and Med-ecorp, Inc. for approximately $1.5 million in cash through a bankruptcy auction.

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

Overview

Neoforma is a leading healthcare supply chain and information solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance and we provide complementary solutions to our trading partners that enable them to increase the value they derive from our marketplaces. Our objective is to develop the industry standard supply chain operating system for healthcare. Our solutions enable the participants in the healthcare supply chain, principally healthcare providers, manufacturers, distributors and group purchasing organizations, or GPOs, to significantly improve business processes within their organizations and among their trading partners. These solutions consist of Web-based applications and services for our customers, or trading partners, that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include GPOs, healthcare providers such as hospitals and integrated delivery networks, and the manufacturers and distributors that sell products and services to them. As of June 30, 2002, the Company’s only Internet marketplace that was generating revenue was Marketplace@Novation.

Our revenue streams currently consist of two types of revenue: marketplace revenue and trading partner services revenue. Marketplace revenue is comprised of transaction and subscription based fees paid by the buyers and the suppliers of products on our marketplaces, as well as fees paid by marketplace sponsors such as GPOs. Trading partner services revenue consists of revenue generated from the sale or license of applications and services that are complementary to our marketplace services. Trading partner services revenue currently consists of revenue relating to the sale of our Rapid Connectivity Solution, or RCS, to Global Healthcare Exchange, LLC, or GHX, revenue relating to data cleansing services provided to healthcare providers and fees from other value added services to our trading partners.

We recognize transaction fees as revenue in the period the transaction is confirmed by both the buyer and the seller. The transaction fee is based on the total purchase price as confirmed by the seller and the buyer. We receive transaction fees when (i) the initial order is placed and processed through the marketplace, and (ii) the initial order is placed outside the marketplace, but the transaction information is subsequently captured and processed through the marketplace. Marketplace subscription fees are recognized ratably over the period of the related agreement with the applicable buyer or supplier. Setup and implementation fees are recognized upon completion of the related services. With respect to software licenses, license fees are recognized when the software has been delivered and there are no other contingencies related to our performance. If license fees are contingent upon our performance subsequent to delivery, we defer recognition of such fees or the fair market value of the undelivered element requiring performance until we have completed performance. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services revenue for implementation projects is generally the result of fixed fee arrangements, and due to the nature and term of the projects, we recognize such fees on a completed contract basis. Revenue for other services, including training and consulting, is recognized as services are performed for time and material arrangements. For most other fixed fee arrangements, we use the percentage of completion method based on labor input measures when appropriate, and in cases where percentage of completion is not feasible, we defer recognition of the revenue in its entirety until the contract is completed.

We are continuing to identify new potential revenue opportunities within the scope of our core strategy of developing and operating Internet marketplaces. We have identified opportunities to develop and sell additional products and services into our existing customer base that can provide significant value to trading partners using our marketplaces and could represent significant future revenue opportunities. In connection with this strategy, we have refocused our efforts on identifying opportunities to license the proprietary technology that we have developed and are developing for internal use as part of our marketplace development efforts. Although licensing these internally developed software and technology solutions has been part of our core strategy, only recently has Marketplace@Novation achieved volume levels sufficient to validate our technology and enable us to pursue technology licensing opportunities. Although our sale of RCS to GHX in August 2001 was the first such sale of our proprietary, internally developed software, we intend to continue to market our technology solutions to other marketplace providers and participants in the healthcare industry, as well as in other vertical markets.

Our operations have grown significantly since inception. We have significantly increased the number of trading partners, both hospitals and suppliers, that are participants in Marketplace@Novation, and we have introduced new and enhanced technology to offer to these trading partners within our marketplace services. In addition, we have increased the scope of our trading partner services that we offer to our marketplace participants. Because of the growth in our marketplace services, and increased adoption of our marketplace, we have generated increasing levels of marketplace volume. However, as a result of our adoption of Emerging Issues Task Force Abstract No. 01-9, or EITF No. 01-9, our reported marketplace revenue is not reflective of the increased level of fees being received from related parties for these marketplace services. As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in an offset of the related party revenue reported (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9). Since inception, our operating expenses have also increased, primarily due to increased costs of anticipated divestitures resulting from the write-down of the assets of several of our ancillary operations in conjunction with our plans to divest the businesses, increased costs incurred to write-down certain non-marketable investments and intangible assets and increased amortization of partnership costs relating to our outsourcing and operating agreement, or the Outsourcing Agreement, effective May 24, 2002, with Novation, LLC, or Novation, VHA Inc., or VHA, University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International, LLC, or HPPI.

Strategic Partnerships

In connection with the Outsourcing Agreement, we issued approximately 4.6 million shares of our common stock to VHA, representing approximately 36% of our then outstanding common stock, and approximately 1.1 million shares of our common stock to UHC, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 3.1 million and approximately 800,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, which is available only to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing $22 billion of combined purchasing volume at the end of 2004. These issuances of our common stock and warrants to purchase our common stock to VHA and UHC were approved by our stockholders on July 26, 2000.

Under the Outsourcing Agreement, we have agreed to provide specific functionality to Marketplace@Novation. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through our marketplaces, subject to some exceptions. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

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

In January 2001, we amended and restated the Outsourcing Agreement, or the Amended Outsourcing Agreement, which was effective as of January 1, 2001. Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level it guaranteed to us under the Outsourcing Agreement, which guaranteed minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume processed through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums are calculated based on Novation’s financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. The Amended Outsourcing Agreement also includes modifications to revenue sharing provisions under which we agreed to share specified fees we receive for products and services sold through or related to our marketplaces. We agreed to share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces as well as revenue related to the distribution or licensing of software and other technology solutions. We are not required to share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the Amended Outsourcing Agreement, we are not required to share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The Amended Outsourcing Agreement also includes modifications to certain supplier recruitment and supplier implementation provisions of the Outsourcing Agreement.

In September 2001, we amended the Amended Outsourcing Agreement with Novation, VHA, UHC and HPPI. Pursuant to this amendment to the Amended Outsourcing Agreement, or Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by our connectivity solution. As a result, we will be able to provide our trading partners within Marketplace@Novation information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerates our ability to capture critical supply chain data and will also enable us to capture important purchasing information without first requiring full adoption of our connectivity services.

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies, Inc. under which these entities purchased a total of approximately 1.8 million shares of our common stock at a price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers. After the closing of the financing, VHA and UHC owned 48.8% and 12.1%, respectively, of our then outstanding shares of common stock, assuming the exercise of all outstanding options and warrants to purchase our common stock.

As a result of the terms of the Outsourcing Agreement and the subsequent amendments, certain executive officers of VHA, UHC and Novation sat on our board as of June 30, 2002. Such individuals included: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA. The compensation these individuals receive for serving on our board of directors is equivalent with the other members of the board, is disclosed annually in our proxy statement for our annual meeting of stockholders and consists solely of annual stock option grants pursuant to the terms of our 1999 Equity Incentive Plan. According to representations made to us by VHA, UHC and Novation, none of our directors who are officers of VHA, UHC or Novation benefit directly from the options granted to them, because any profits generated by the exercise and sale of these option shares, when and if exercised, must be surrendered to VHA, UHC or Novation, as the case may be.

Other Matters

Since inception, we have incurred significant losses and, as of June 30, 2002, had an accumulated deficit of $585.5 million. We anticipate our losses in 2002 will decrease as compared to fiscal 2001 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of intangibles, impairment of intangibles, costs of anticipated divestitures and write-down of non-marketable investments, as well as anticipated increases in fees received from related parties. Historically, these fees have been reported as related party revenue. However, as a result of the application of EITF No. 01-9, non-cash amortization of partnership costs will be offset against these fees received from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense. We expect these fees from related parties to continue to increase over the next several quarters (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	estimating the allowance for doubtful accounts receivable and notes receivable;

•	estimating litigation reserves and other accrued liabilities; and

•	valuation of intangible assets.

Revenue Recognition

        We derive our revenue from marketplace applications and services and from related trading partner applications and services we provide to our trading partners. Marketplace revenue consists primarily of transaction based fees and subscription based fees. Trading partner services revenue currently consists of software license and maintenance fees, sponsorship fees, subscription fees, implementation fees and fees from other value added services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

Transaction Fees.    Transaction fee revenue represents the negotiated percentage of the purchase price, or marketplace volume, of products in transactions between signed marketplace participants that are either (i) purchased by trading partners through Marketplace@Novation, or (ii) purchased through means other than our marketplace, but for which the transaction data is captured and processed through the marketplace for the benefit of our trading partner customers. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier, regardless of whether the transaction occurs through the marketplace, or whether we capture the transaction data, process it and make it available to the trading partners on the marketplace. We recognize transaction fees on a net basis, as we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, we do not:

•	establish the prices of products paid by buyers;

•	take title to products to be shipped from the supplier to the buyer, nor do we take title to or assume the risk of loss of products prior to or during shipment;

•	bear the credit and collections risk of the purchaser to the supplier; and

•	bear the risk that the product will be returned.

Software License and Maintenance Fees.    Although we have had relatively immaterial amounts of software license revenue to date, we anticipate that we will generate increased software license revenue in future periods. We have applied, and will continue to apply, the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

Implementation and Other Services Fees.    We generally recognize implementation fees and other services fees where they relate to the implementation or use of our e-commerce solution, ratably over the term of the underlying e-commerce agreement. Revenue generated by implementation and other services we perform in connection with the implementation of other software products, applications or deliverables not directly related to our e-commerce services, is recognized on a completed contract basis unless we are able to accurately estimate the amount of time required to complete the project and track the amount of work performed. If we meet these requirements, we would be able to recognize revenue on a percentage of completion method. If we utilize the percentage of completion method and actual costs to complete projects are materially different from management’s estimates of those costs, the result could have an adverse impact on our recognizable revenue.

EITF No. 01-9.    As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in a reduction of the related party revenue reported. As a result, as discussed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements, our reported related party marketplace revenue does not reflect the increased level of fees received from related parties for those marketplace services.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2002, our accounts receivable balance was $1.6 million, net of allowance for doubtful accounts of $375,000. As of June 30, 2002, we had a notes receivable balance of $3.3 million, against which no allowance had been made.

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

Valuation of Intangible Assets

We assess the impairment of identifiable intangibles, which currently consist of capitalized partnership costs, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

If we determine that the carrying value of intangibles, which currently consist of capitalized partnership costs, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, amounted to $208.0 million as of June 30, 2002.

Results of Operations

On July 22, 2002, we announced that we intended to consult with the Securities and Exchange Commission, or SEC, under the direction of our Board of Directors to determine the appropriate application of EITF No. 01-9. The consultation related to the application of EITF No. 01-9 to equity consideration issued by us to VHA and UHC in connection with the Outsourcing Agreement we entered into with Novation, VHA, UHC and HPPI on May 24, 2000. Our stockholders voted to approve the issuance of the equity consideration to VHA and UHC in consideration for the services to be rendered under the Outsourcing Agreement on July 26, 2000 (see Overview – Strategic Partnerships for further discussion of the Outsourcing Agreement).

EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and, upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of the EITF.

On January 1, 2002, we applied the provisions of EITF No. 01-9. Upon our initial application of EITF No. 01-9, we offset the amortization of the equity consideration against our revenue generated from hospital implementations, which we had historically classified as trading partner services revenue. We had historically classified the costs of the equity consideration issued as amortization of partnership costs in operating expenses.

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

We have reclassified amortization of partnership costs in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002 and 2001, to comply with the income statement display requirements of EITF No. 01-9. As such, we have reflected the reclassification of amortization of partnership costs from operating expenses to an offset against related party revenue in the amounts of $3.8 million and $17.2 million for the three months ended June 30, 2001 and 2002, respectively, and $5.8 million and $31.2 million for the six months ended June 30, 2001 and 2002, respectively.

The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

As reclassifications, these changes had no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2002

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services from VHA, UHC and Novation. For the three months ended June 30, 2001 and 2002, related party marketplace revenue consisted solely of payments from Novation to us under the minimum fee level guarantee provisions of the Amended Outsourcing Agreement and the Amendment during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $3.8 million and $17.0 million of amortization of partnership costs against related party marketplace revenue for the three months ended June 30, 2001 and 2002, respectively, there was no net related party marketplace revenue for either period. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

        Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Other marketplace revenue was $160,000 for the three months ended June 30, 2002, a decrease from $257,000 for the three months ended June 30, 2001. The decrease was primarily due to the elimination of the revenue from our NeoMD operations in the second quarter of 2002 as a result of our divestiture of those operations in March 2002.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of applications and services that are complementary or additive to our marketplace services. Historically, trading partner services revenue has consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, which were generated by our Auction operations, which we divested in September 2001; sponsorship fees paid by sellers to feature their brands and products on our Plan service, which was terminated in late 2001; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The decrease in trading partner services revenue from $536,000 for the three months ended June 30, 2001 to $421,000 for the three months ended June 30, 2002 was primarily due to the divestiture of the Auction operations. Substantially all of the trading partner services revenue in the second quarter of 2001 was related to the Auction operations, whereas in the second quarter of 2002, trading partner services revenue primarily was made up of revenue relating to the sale of RCS to GHX and revenue related to data cleansing services provided to our trading partners.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our now divested Auction operations. We had total sales of used equipment of $237,000 for the three months ended June 30, 2001, and none for the three months ended June 30, 2002. The decrease is a direct result of the sale of the Auction operations in September 2001. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from sales of used equipment.

Operating Expenses

Cost of Equipment Sold.    Cost of equipment sold consisted solely of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold decreased from $216,000 for the three months ended June 30, 2001 to none for the three months ended June 30, 2002. The decrease was due to the sale of our Auction operations in September 2001. Because of the sale of our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $3.7 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During the latter half of 2001 and the first quarter of 2002, however, as part of our cost management efforts and the development of the skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses decreased from $4.2 million for the three months ended June 30, 2001 to $3.7 million for the three months ended June 30, 2002. The decrease was primarily due to a decrease in operations personnel related costs, a decrease in activity of third party consultants and decreased expenditures for additional technology costs, such as software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development.    Product development expenses consist primarily of personnel expenses and technology costs associated with software development, as well as fees to consultants and contractors, associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $4.4 million for the three months ended June 30, 2001 to $4.2 million for the three months ended June 30, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $7.6 million for the three months ended June 30, 2001 to $3.2 million for the three months ended June 30, 2002. The decrease was primarily due to reduced selling and marketing personnel costs and a reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, selling and marketing costs were at significantly lower levels for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $4.8 million for the three months ended June 30, 2001 to $4.4 million for the three months ended June 30, 2002. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we had acquired, including our Auction operations and certain components of our Plan services, and we incurred certain administrative costs of those entities during the first six months of 2001. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in future periods.

Amortization of Intangibles.    Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $7.2 million for the three months ended June 30, 2001 to none for the three months ended June 30, 2002. During the fourth quarter of 2001, we wrote down the intangibles related to our January 2000 acquisition of Pharos Technologies, Inc. and effectively all of the intangibles relating to the acquisition of EquipMD, Inc., operated as NeoMD, as a result of our plans to divest the NeoMD business. As such, we had no material acquisition related intangibles remaining to be amortized for the three months ended June 30, 2002.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. To date, capitalized partnership costs have represented common stock and warrants issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with their purchasing organization, Novation, as well as certain legal and accounting fees relating to entering into the Outsourcing Agreement. We subsequently canceled the warrants issued to VHA and UHC and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the Outsourcing Agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $15.6 million for the three months ended June 30, 2001 to $3.0 million for the three months ended June 30, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $3.8 million and $17.2 million of amortization of partnership costs against related party revenue for the three months ended June 30, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

        Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $19.5 million to $20.1 million for the three months ended June 30, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the Outsourcing Agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to decrease in future quarters as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to increase. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. During the three months ended June 30, 2001 and 2002, we recorded $90,000 and $97,000, respectively, in reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of this deferred compensation of $3.2 million and $1.5 million during the three months ended June 30, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD, Inc. prior to our acquisition of EquipMD, Inc., we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the three months ended June 30, 2001 and 2002, we recorded no additional reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of deferred compensation related to these options of $1.6 million and $159,000 during the three months ended June 30, 2001 and 2002, respectively.

In late 2001 and in the first half of 2002, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.8 million which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 16, 2004, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $625,000 during the three months ended June 30, 2002.

The total deferred compensation balance of $6.1 million at June 30, 2002 is expected to be amortized as follows: $2.8 million during the remainder of fiscal 2002, $3.1 million during fiscal 2003 and $0.2 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in our Unaudited Condensed Consolidated Statements of Operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited, or increase if additional restricted stock grants are made.

(Gain)/Loss on Divested Businesses.    (Gain)/loss on divested businesses for the three months ended June 30, 2001 consisted of the net gain or loss incurred as a result of the divestiture of the US Lifeline, USL, and FDI operations during the quarter. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $500,000 on the sale of the net assets, and the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets. The resulting net loss on divested businesses during the three months ended June 30, 2001 was $621,000. There were no such divestitures for the three months ended June 30, 2002.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest expense increased from $315,000 for the three months ended June 30, 2001 to $655,000 for the three months ended June 30, 2002. The increase in interest expense was due primarily to interest costs associated with our line of credit with VHA.

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

Six Months Ended June 30, 2002 as Compared to Six Months Ended June 30, 2001

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services from VHA, UHC and Novation. For the six months ended June 30, 2001 and 2002, related party marketplace revenue consisted solely of payments from

Novation to us under the minimum fee level guarantee provisions of the Amended Outsourcing Agreement during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $5.8 million and $30.9 million of amortization of partnership costs against related party marketplace revenue for the six months ended June 30, 2001 and 2002, respectively, there was no net related party marketplace revenue for either period. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Other marketplace revenue was $489,000 for the six months ended June 30, 2002, a decrease from $527,000 for the six months ended June 30, 2001. The decrease was primarily due to the elimination of the revenue from our NeoMD operations in the second half of 2002 as a result of our divestiture of those operations in March 2002, offset by an increase in other marketplace revenue generated by suppliers as a result of increased marketplace participation.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of complementary applications and services to users and potential users of our marketplaces. Historically, trading partner services revenue has consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, which were generated by our Auction operations, which we divested in September 2001; sponsorship fees paid by sellers to feature their brands and products on our Plan service, which was terminated in late 2001; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The decrease in trading partner services revenue from $1.1 million for the six months ended June 30, 2001 to $704,000 for the six months ended June 30, 2002 was primarily due to the divestiture of the Plan, Auction and USL operations in late 2001. Substantially all of the trading partner services revenue for the first six months of 2001 was related to the FDI, Auction and USL operations, all of which were divested later in 2001, whereas in the first half of 2002, trading partner services revenue primarily was made up of revenue relating to the sale of RCS to GHX and revenue from data cleansing services we provided to our trading partners.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our Auction service. We had total sales of used equipment of $237,000 for the six months ended June 30, 2001, and none for the six months ended June 30, 2002. The decrease is a direct result of the sale of the Auction operations in September 2001. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from sales of used equipment.

Operating Expenses

Cost of Equipment Sold.    Cost of equipment sold consisted solely of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold decreased from $216,000 for the six months ended June 30, 2001 to none for the six months ended June 30, 2002. The decrease was due to the sale of our Auction operations in September 2001. Because of the sale of our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $8.1 million for the six months ended June 30, 2001 to $4.7 million for the six months ended June 30, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During 2001 and the first half of 2002, however, as part of our cost management efforts and the development of the skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses decreased from $8.1 million for the six months ended June 30, 2001 to $7.2 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease in operations personnel related costs, a decrease in activity of third party consultants and decreased expenditures for additional technology costs, such as software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development.    Product development expenses consist primarily of personnel expenses and technology costs associated with software development, as well as fees to consultants and contractors, associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $10.0 million for the six months ended June 30, 2001 to $8.0 million for the six months ended June 30, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $17.8 million for the six months ended June 30, 2001 to $7.0 million for the six months ended June 30, 2002. The decrease was primarily due to reduced selling and marketing personnel costs and a reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, selling and marketing costs were at significantly lower levels for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $9.9 million for the six months ended June 30, 2001 to $8.3 million for the six months ended June 30, 2002. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we had acquired, including our Auction operations and certain components of our Plan services, and we incurred certain administrative costs of those entities during the first six months of 2001. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in future periods.

Amortization of Intangibles.    Intangibles include goodwill and the value of software and other intangibles purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $15.0 million for the six months ended June 30, 2001 to none for the six months ended June 30, 2002. During the fourth quarter of 2001, we wrote down the intangibles related to our January 2000 acquisition of Pharos Technologies, Inc. and effectively all of the intangibles relating to the acquisition of EquipMD, operated as NeoMD, as a result of our plans to divest the NeoMD business. As such, we had no acquisition related intangibles remaining to be amortized for the six months ended June 30, 2002.

        Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. To date, capitalized partnership costs have represented common stock and warrants issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with their purchasing organization, Novation, as well as certain legal and accounting fees relating to entering into the Outsourcing Agreement. We subsequently canceled the warrants issued to VHA and UHC and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the Outsourcing Agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $32.6 million for the six months ended June 30, 2001 to $9.0 million for the six months ended June 30, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $5.8 million and $31.2 million of amortization of partnership costs against related party revenue for the six months ended June 30, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs, are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $38.4 million to $40.2 million for the six months ended June 30, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the Outsourcing Agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to decrease in future quarters as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to increase. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years, based on an accelerated vesting method. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. During the six months ended June 30, 2001 and 2002, we recorded $775,000 and $213,000, respectively, in reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of this deferred compensation of $6.5 million and $3.0 million during the six months ended June 30, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the six months ended June 30, 2001 and 2002, we recorded none and $224,000, respectively, in additional reductions of this deferred compensation as a result of normal employee attrition. We recorded amortization of deferred compensation related to these options of $4.6 million and $527,000 during the six months ended June 30, 2001 and 2002, respectively.

In late 2001 and in the first half of 2002, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.8 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 16, 2004, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $1.2 million during the six months ended June 30, 2002.

The total deferred compensation balance of $6.1 million at June 30, 2002 is expected to be amortized as follows: $2.8 million during the remainder of fiscal 2002, $3.1 million during fiscal 2003 and $0.2 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in our Unaudited Condensed Consolidated Statements of Operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited, or increase if additional restricted stock grants are made.

(Gain)/Loss on Divested Businesses.    Gain/loss on divested businesses consists of the net gain or loss incurred as a result of the divestiture of the USL and FDI operations during the first half of 2001 and the divestiture of the NeoMD operations in the first half of 2002. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL in 2001 resulted in a gain of $500,000 on the sale of the net assets, and the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets. The resulting net loss on divested businesses during the six months ended June 30, 2001 was $621,000. The divestiture of the NeoMD operations in the first quarter of 2002 resulted in a net gain of $65,000.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income decreased from $479,000 for the six months ended June 30, 2001 to $247,000 for the six months ended June 30, 2002. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2001 and 2002. Interest expense increased from $618,000 for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002. The increase in interest expense was due primarily to interest costs associated with our line of credit with VHA. Other expense was $211,000 for the six months ended June 30, 2001 and other income was $134,000 for the six months ended June 30, 2002. This other income was primarily the result of amounts received from liquidation proceedings relating to certain non-marketable investments we had previously written off.

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

Liquidity and Capital Resources

In January 2000, we completed our initial public offering, or IPO, and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the IPO were approximately $95.3 million. From our inception until our IPO, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million. We have also financed our operations through an equipment loan and lease financing facility and bank and other borrowings. As of June 30, 2002, we had outstanding bank, other borrowings and notes payable of $24.3 million, and we had $17.6 million of cash, cash equivalents and investments.

In January 2001, we completed a $30.5 million private round of financing in which we sold 1,804,738 shares of our common stock at $16.90 per share to three strategic investors, VHA, UHC and i2 Technologies, Inc.

In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, as amended in February 2002, until May 31, 2003, we are able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of June 30, 2002, we had outstanding borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

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

In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing in July 1999. This loan is secured by all of our assets. In connection with this loan, we issued Comdisco a warrant to purchase 22,881 shares of common stock at $11.80 per share. As of June 30, 2002, there was no outstanding balance on the note as it had been fully repaid during the quarter.

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 36 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. In connection with this facility, we issued Comdisco a warrant to purchase 13,771 shares of our Series D preferred stock, which converted into 13,771 shares of our common stock upon the closing of our IPO, at an exercise price of $11.80 per share. As of June 30, 2002, we had outstanding borrowings of $663,000 under this facility.

In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of our Auction operations. Per the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001, and an additional $500,000 was cancelled by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of June 30, 2002, the outstanding balance on the note was $1.8 million.

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

In March 2000, we entered into an agreement with Ariba, Inc., or Ariba, under which we have the right to offer Ariba’s ORMX procurement solution to users of our marketplace. We paid Ariba a substantial upfront fee for use of the ORMX procurement solution and, under the terms of the agreement, we were to pay specified fees for transactions occurring through Ariba’s network, subject to minimum monthly amounts. The agreement also provided for joint marketing activities and sales planning. We are currently in dispute with Ariba with regards to the terms of the agreement and our obligations to make payments to Ariba. As of June 30, 2002, we have not accrued any amounts under this agreement.

In July 2000, in recognition for the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our outsourcing and operating agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At June 30, 2002, the remaining balance on the note was $2.5 million.

In July 2000, as part of the acquisition of certain assets of NCL, we issued a promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in twenty-four equal monthly installments, with the first payment due on August 15, 2000. As of June 30, 2002, the total balance of the four notes was $10,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment is to be distributed in equal amounts of $62,500 to each of the four principals of NCL. As of June 30, 2002, no payments had been made against this commitment. In July 2002, all remaining balances were paid.

As discussed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain costs associated with equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement as an offset against related party revenue from VHA, UHC and Novation. This treatment will result in the offset of non-cash amortization of partnership costs against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense, and will be reflected as an adjustment to reconcile net loss to cash from operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities for the six months ended June 30, 2002 was $26.9 million as compared to $43.4 million for the six months ended June 30, 2001. Net cash used by operating activities for the six months ended June 30, 2002 related primarily to cash utilized to fund net losses as well as a decreases in accounts payable, accrued liabilities and accrued payroll and increases in accounts receivable, prepaid expenses and other assets, which were partially offset by an increase in deferred revenue.

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2002 as compared to net cash provided by investing activities of $523,000 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 related to the purchase of equipment to operate our marketplaces.

Net cash provided by financing activities was $30.1 million for the six months ended June 30, 2002 as compared to $39.8 million for the six months ended June 30, 2001. Net cash provided by financing activities for the six months ended June 30, 2002 related to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the Amended Outsourcing Agreement, cash received related to options exercised, and proceeds from the issuance of common stock under our employee stock purchase plan, partially offset by repayments of notes payable.

        We currently anticipate that our available funds, consisting of $17.6 million in cash and cash equivalents, combined with cash generated through our operations and funds available to us through our line of credit with VHA, will be sufficient to meet our anticipated needs for working capital, capital expenditures and the payment of the current portion of notes payable through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Buyers and suppliers of products and services used by healthcare providers might not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of such products and services and, as a result, we may not succeed in increasing our revenue to the extent necessary to be cash flow positive during 2002 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we would need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We would also likely need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force reached a consensus on EITF Abstract No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9. On July 26, 2000, we issued equity consideration to VHA and UHC in connection with the Outsourcing Agreement. As a result of the application of EITF No. 01-9, we have reclassified certain costs associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment will result in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $3.8 million and $17.2 million for the three months ended June 30, 2001 and 2002, respectively, and $5.8 million and $31.2 million for the six months ended June 30, 2001 and 2002, respectively. As reclassifications, these changes had no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and certain other acquired intangible assets with indefinite lives are no longer subject to amortization. Intangible assets with finite lives will continue to be amortized over those lives. The adoption of this pronouncement did not have a significant impact on our financial position, results of operations or cash flows.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We do not expect the adoption of SFAS No. 145 to have a significant impact on our financial position, results of operations and cash flows.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a significant impact on our financial position, results of operations and cash flows.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If our trading partners do not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of products and services used by healthcare providers, demand for our applications and services may not develop as we expect and the price of our common stock may decline

We have focused our efforts on building and operating Internet and electronic marketplaces that aggregate buyers and suppliers of products and services used by healthcare providers, including medical supplies and equipment. This business model is new and unproven and depends upon buyers and sellers in this market adopting a new way to purchase and sell products and services. If buyers and sellers of products and services used by healthcare providers do not accept our business model, demand for our applications and services may not develop as we expect and the price of our common stock could decline. Some buyers and suppliers could be reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement processes. Some buyers and suppliers may prefer to use traditional methods of buying and selling products and services, such as using paper catalogs and interacting in person or by phone with representatives of manufacturers or distributors.

Our products and services and revenue model are untested and their acceptance is not assured

Our products and services are either of recent introduction or are currently under development and their acceptance by our marketplace participants is therefore untested and uncertain. Our current business plan includes seeking a large portion of our revenue from participating suppliers. Obtaining the acceptance from such suppliers to pay our fees has proven difficult. If suppliers do not accept our products and services or fee model, it would have a serious negative impact on our business.

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $44.0 million for the six months ended June 30, 2002. In addition, as of June 30, 2002, we had an accumulated deficit of $585.5 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses in future quarters, primarily as a result of increases in costs and expenses relating to executing our strategy of building and operating Internet marketplaces for our trading partners. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

Our operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our revenue and operating results are likely to fluctuate significantly from quarter to quarter because of a number of factors. These factors include:

•	the amount and timing of payments to our strategic and technology partners;
•	our ability to recognize as revenue the payments made to us by our strategic and technology partners;
•	the timing of and expenses incurred in enhancing our marketplaces for new trading partner services;
•	the number of new trading partners that sign up to use our marketplaces and our ability to connect them to our marketplaces;
•	the timing and size of any future acquisitions;
•	changes in the fees we charge users of our services;
•	budgetary fluctuations of purchasers of medical products, supplies and equipment; and
•	changes in general economic, political and market conditions, especially in light of recent terrorist activities.

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

We rely on our relationship with our strategic partners to drive participation in our marketplaces, and our business may be seriously harmed if these relationships are materially altered or terminated

We expect to rely significantly on our relationship with Novation and, to a lesser extent, our relationship with Medbuy Corporation, or Medbuy, along with other strategic allies such as GHX, to bring buyers and suppliers to our marketplaces. Under our Amended Outsourcing Agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Accordingly, we rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to buyers will be substantially decreased and our business will suffer. Novation currently requires suppliers to participate in Marketplace@Novation as a requirement to sell contracted products to hospitals served by Novation. If Novation ceases to require Marketplace@Novation participation as a contract requirement, our ability to recruit suppliers to Marketplace@Novation may be seriously harmed. We expect to rely significantly on VHA, UHC and Medbuy to recruit and retain providers to our marketplaces. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of our marketplaces by healthcare providers. If these partners cease using such marketing initiatives and financial incentives our ability to recruit healthcare providers to our marketplaces also may be seriously harmed.

Under the Amended Outsourcing Agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the Amended Outsourcing Agreement could be terminated, which would seriously harm our business and financial results.

Marketplace@Novation is currently the only marketplace from which we derive fees; our ability to earn fees in future periods may be dependent on Novation’s performance

Because Marketplace@Novation is currently the only one of our marketplaces from which we derive fees, our financial performance is greatly dependent on the success of this marketplace. Our ability to earn fees from Marketplace@Novation is dependent on several factors and may be limited by quarterly fee maximums, which are in turn partly calculated based on Novation’s financial performance. If Novation’s performance declines, our ability to earn fees from the Marketplace@Novation may also decline.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

As of June 30, 2002, we had $17.6 million of cash and cash equivalents and $24.3 million in outstanding borrowings and notes payable, including $19.0 million in principal outstanding under our credit agreement with VHA.

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

If we were delayed or unable to integrate the systems of these organizations, our financial situation would be adversely affected. In addition, under our agreements with Novation and Medbuy, we must meet detailed functionality and service level requirements. To the extent we are unable to or are delayed in providing this functionality, we may be unable to attract buyers and suppliers to our marketplaces, and our financial situation may be adversely affected. We incur significant costs in providing functionality to our marketplaces and in integrating buyers and suppliers to our marketplaces, and we may never generate sufficient revenue to offset these costs.

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

We expect that a significant portion of the products and services used by healthcare providers that are sold through our marketplaces will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant negative impact on our financial situation

We expect that a significant portion of the products to be sold through and fees to be generated from our marketplaces will come from a limited number of key manufacturers and distributors or as a result of purchases made from these manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the fees we generate through our marketplaces would be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their products, supplies and equipment to buyers directly or through our competitors.

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

We have had to restate some of our financial results, and this may subject us to litigation

Because we restated our financial results for the first quarter of 2002 and this restatement resulted in significantly reduced revenue being presented in our financial statements, we could be subjected to litigation. Any claims, with or without merit, could be time-consuming and costly to defend.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from six as of December 31, 1997 to 205 as of June 30, 2002, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250. These changes, and the growth in the number of our trading partners and marketplace volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

If we are unable to safeguard the security and privacy of the confidential information of the trading partners that use our marketplaces, these users may discontinue using our marketplaces

A significant barrier to the widespread adoption of e-commerce is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. We support encrypted communications protocols and encrypt certain information on our servers to protect user information during transactions, and we employ a security consulting firm that periodically tests our security measures. Despite these efforts, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches and under certain contracts with marketplace participants would be liable for contractual damages due to security breaches.

We expect to derive a portion of our future revenue from information services that require the aggregation and blinding of transaction and supply chain data from our marketplace participants. To execute on our data services strategy, we must be able to secure the consent of our marketplace participants to various uses of their transaction and supply chain data. To secure such consent, we must be able to assure our marketplace participants that we will at all times protect the confidentiality of their transaction and supply chain data. If we are unable to provide such assurance, or if we fail to meet the levels of assurance provided, our ability to execute on our data services strategy may be seriously impaired.

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

Our failure to comply with applicable federal and state regulation of healthcare information could disrupt our operations, increase our operating costs and subject us to liability

We are subject to federal and state laws regulating the receipt, storage and distribution of healthcare information, which could have a material adverse effect on our ability to operate our business. Laws governing the receipt, storage and distribution of health information exist at both the federal and state level. The Health Insurance Portability and Accountability Act, or HIPAA, of 1996 and the implementing regulations from the Department of Health and Human Services, or HHS, mandate the use of standard transactions and identifiers, prescribed security measures and other provisions by April 2003. Certain regulations of the Food and Drug Administration, or FDA, and the Hospital Conditions of Participation for the Medicare and Medicaid programs require protection of and security for health information and appropriate patient access to such information. Some of the transactions at our marketplaces may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject to these laws governing the receipt, storage and distribution of health information.

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

If there are changes in the political, economic or regulatory healthcare environment that affect the purchasing practice or operation of healthcare organizations, particularly our GPO trading partners, our business and our stock price could be adversely affected

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Regulation of the healthcare organizations with which we do business could impact the way in which we are able to do business with these organizations. In addition, factors such as changes in the laws described above regarding the regulation of healthcare information and the laws and policies governing reimbursement for healthcare expenses affect the purchasing practices and operation of healthcare organizations. Changes in regulations affecting the healthcare industry, such as any increased regulation by HHS, the Justice Department or the FDA of healthcare information or the purchase and sale of products used by healthcare providers could require us to make unplanned enhancements of our services, or result in delays or cancellations of orders or reduce demand for our services. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry providers, including GPOs and companies such as us, operate. The New York Times has published a series of articles critical of the GPO industry, and a subcommittee of the United States Senate Judiciary Committee held a hearing on April 30, 2002 regarding possible abuses by the GPO industry. The New York Times articles and the Senate hearings focused on whether the contracting strategies and processes used by GPOs unfairly disadvantage smaller suppliers and whether the fees paid by suppliers and the financial interests of the GPOs and their executives in suppliers create conflicts of interest. The Senate Judiciary

Committee has indicated a desire to form a panel of industry experts to develop industry guidelines for these areas of concern, and members of the Senate Judiciary Committee have also asked the Justice Department to examine GPO compliance with antitrust laws. We do not know what effect these articles and Senate Judiciary Committee actions will have on our business, but because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and consequently our stock price.

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

•	variations in our quarterly operating results;
•	announcements of new accounting pronouncements or legal rules or regulations;
•	announcements of technological innovations by us or by our competitors;
•	introductions of new services by us or by our competitors;
•	departure of key personnel;
•	the gain or loss of significant strategic relationships or trading partners;
•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and
•	market conditions in our industry and the economy as a whole.

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

Our ability to recruit and hire the requisite number of qualified directors based on the new corporate governance reform initiatives could result in the delisting of our common stock from Nasdaq.

In July 2002, Nasdaq proposed certain rule changes in connection with the recent, widely publicized corporate governance reform initiatives. Those rule changes have not yet been adopted, and it is currently uncertain whether they will be adopted in the form proposed or modified prior to adoption. But, if they were adopted in their currently proposed form today, and no temporary relief from their application or phase-in time period during which to come into compliance were provided, we would be out of compliance with certain requirements of the rules, including, but not limited to, the requirement that (i) a majority of the Board of Directors be independent, and (ii) the audit committee have at least three independent directors. There is a risk that we will not be able to recruit the requisite number of qualified directors to satisfy the new rules, and failure to do so, or to comply more generally with such new rules, could result in our delisting from Nasdaq, which could materially impair stockholders’ ability to engage in transactions involving our stock and impair the liquidity of our stock.

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal Years
	2002	2003	2004	2005	2006
Cash equivalents and short-term investments:
Fixed rate short-term investments	$3,005	—	—	—	—
Average interest rate	1.82%	—	—	—	—

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2002 Annual Meeting of Stockholders was held on May 30, 2002 at our corporate offices at 3061 Zanker Road, San Jose, California. At the meeting, our stockholders voted upon the election of three Class III directors, Richard D. Helppie, C. Thomas Smith and Robert J. Zollars, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The nominees received the following votes:

Nominee	For	Withheld	Unvoted
Richard D. Helppie	16,785,843	21,885	1,761,632
C. Thomas Smith	16,785,843	21,885	1,761,632
Robert J. Zollars	16,699,729	107,999	1,761,632

Curt Nonomaque, Michael J. Murray and Mark McKenna, our Class I directors, and Andrew J. Filipowski, Jeffrey H. Hillebrand and Robert J. Baker, our Class II directors, continued to serve as our directors after the meeting, as the Class I and Class II directors were not up for reelection at the 2002 Annual Meeting of Stockholders.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A.  Exhibits

None.

B.  Reports on Form 8-K

We filed a Current Report on Form 8-K on June 5, 2002 to report that we had dismissed Arthur Andersen LLP as our independent auditors and engaged Deloitte & Touche LLP as our new independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 28, 2002	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer and Secretary