Form 10-K/A
period 2001-12-31
NEOFORMA INC
filed 2002-12-13
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

As of March 26, 2002, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant’s common stock on The Nasdaq Stock Market on such date, was $128,071,552. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of common stock outstanding on March 26, 2002 was 18,506,751.

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders held in May 2002 are incorporated by reference into this report on Form 10-K/A.

EXPLANATORY NOTE:

THIS FORM 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 6, 7, 8 AND 14 TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF DECEMBER 31, 2001 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE CHANGES RELATED TO THE RESTATEMENT. SEE NOTES 17 AND 18 TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DISCUSSION OF SUBSEQUENT EVENTS AND THE RESTATEMENT, RESPECTIVELY.

We make many statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as “will,” “may,” “might,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “project,” “estimate,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” and elsewhere in this annual report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this annual report. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect circumstances or events after the date of this report.

ITEM 6.    Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated balance sheet data as of December 31, 2000 and 2001, and the selected consolidated statements of operations data for each of the years ended December 31, 1999, 2000 and 2001, have been derived from our audited financial statements appearing in this Form 10-K/A. The selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999 and the selected consolidated statements of operations data for the years ended December 31, 1997 and 1998 are derived from our audited financial statements not included in this Form 10-K/A. When you read this selected consolidated financial data, it is important that you also read the restated consolidated financial statements and related notes included in this Form 10-K/A, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

See Note 2 to the Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share amounts.

	Year Ended December 31,
	1997	1998	1999	2000	2001
				(As restated, see Note 18 to the Notes to Consolidated Financial Statements)
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
Marketplace revenue:
Related party	$—	—	—	$81	$24,567
Other	—	—	83	1,257	1,130

Total Marketplace revenue	—	—	83	1,338	25,697
Trading Partner Services revenue:
Trading partner services	—	—	921	4,479	1,877
Sales of used equipment	—	—	—	4,629	250

Total Trading Partner Services revenue	—	—	921	9,108	2,127

Total revenue	—	—	1,004	10,446	27,824
Operating Expenses:
Cost of equipment sold	—	—	—	3,544	216
Cost of services	—	—	—	7,722	13,480
Operations	—	627	5,941	14,035	15,675
Product development	179	1,494	8,161	24,785	16,912
Selling and marketing	153	1,411	16,860	51,530	28,646
General and administrative	76	1,075	17,937	22,877	16,064
Amortization of intangibles	—	—	715	26,557	30,098
Amortization of partnership costs	—	—	—	29,523	75,651
Costs of strategic partnership	—	—	—	9,345	—
Cost of warrant issued to recruiter	—	—	2,364	—	—
Write-off of purchased software				3,858	1,513
Write-off of acquired in-process research and development	—	—	—	16,900	—
Abandoned acquisition costs	—	—	—	2,742	—
Restructuring	—	—	—	2,791	950
Impairment of intangibles	—	—	—	—	11,906
Impairment of assets held for divestiture	—	—	—	13,305	81,086
Write-down of non-marketable investments	—	—	—	—	8,400
Net gain on divested businesses	—	—	—	—	(55)

Loss from operations	(408)	(4,607)	(50,974)	(219,068)	(272,718)
Other Income (Expense):
Interest income	—	66	659	4,707	769
Interest expense	(15)	(22)	(676)	(1,362)	(685)
Other income (expense)	7	—	(29)	29	271

Net loss	$(416)	$(4,563)	$(51,020)	$(215,694)	$(272,363)

Net loss per share:
Basic and diluted	$(0.51)	$(16.53)	$(191.51)	$(25.58)	$(17.32)

Weighted-average shares—basic and diluted	808	276	266	8,432	15,721

Pro forma net loss per share:
Basic and diluted		$(3.55)	$(16.31)	$(24.85)

Weighted average shares—basic and diluted		1,285	3,128	8,679

	December 31,
	1997	1998	1999	2000	2001
				(As restated, see Note 18 to the Notes to Consolidated Financial Statements)
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$32	$812	$46,775	$27,693	$14,096
Working capital	(23)	214	36,888	(1,241)	(695)
Total assets	55	1,672	77,369	505,143	286,301
Notes payable, less current portion	385	279	7,743	7,958	20,635
Mandatorily redeemable convertible preferred stock	—	3,884	88,812	—	—
Total stockholders’ equity (deficit)	(390)	(3,155)	(31,863)	461,086	242,474

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. This Form 10-K/A is being filed for the purpose of amending and restating the consolidated financial statements and related notes as of and for the years ended December 31, 2000 and 2001. All information in this Form 10-K/A is as of the date of the original filing and does not reflect, unless otherwise noted, any subsequent events other than the changes related to the restatement. See Notes 17 and 18 to the Notes to Consolidated Financial Statements for further discussion of subsequent events and the restatement, respectively. The following discussion and analysis gives effect to the restatement.

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

Overview

Neoforma is a leading healthcare supply chain and information solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance and we provide complementary solutions to our trading partners that enable them to increase the value they derive from our marketplaces. Our objective is to develop the industry standard supply chain operating system for healthcare. Our solutions enable the participants in the healthcare supply chain, principally healthcare providers, manufacturers, distributors and general purchasing organizations, or GPOs, to significantly improve business processes within their organizations and among their trading partners. These solutions consist of Web-based applications and services for our customers, or trading partners, that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include healthcare providers, including hospitals and integrated delivery networks, or IDNs, and GPOs, and the manufacturers and distributors that sell products and services to them. As of December 31, 2001, the Company’s only Internet marketplace that was generating revenue was Marketplace@Novation.

Historically, we have offered four primary services—Shop, Auction, Plan and Services. Our Shop service provided public marketplaces where buyers could easily identify, locate and purchase new products and suppliers could access new customers and markets. Healthcare providers could use our Shop service to purchase a wide range of products, from disposable gloves to surgical instruments and diagnostic equipment. Our Auction service created an efficient marketplace for idle assets by enabling users to list, sell and buy used and refurbished equipment and surplus medical products. Our Plan service provided interactive content to healthcare facility planners and designers, including 360 degree interactive photographs of rooms and suites in medical facilities that we believed represented industry best practices, together with floor plans and information about the products in the room. Our Services organization provides scalable and cost-effective implementation solutions for both healthcare providers and suppliers.

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

During the fourth quarter of 2001, in order to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the more scalable acute care business, we obtained board approval to begin exploring strategic alternatives for our Atlanta-based alternate site healthcare business unit, NeoMD, which consists primarily of the assets of our wholly-owned subsidiary, EquipMD. Concurrently, we are continuing to streamline our organizational structure to increase operational efficiency in part by reallocating or eliminating internal assets focused on the alternate site healthcare business. The charge to write down the assets of the business to our estimate of the current fair market value is reflected in our statement of operations for the period ended December 31, 2001 as impairment of assets held for divestiture. See Note 17 to the Notes to Consolidated Financial Statements for discussion of subsequent developments related to the divestiture of the NeoMD operations.

As part of our focus on our core business and as a result of the divestiture of a number of our non-core operations discussed above, the nature and mix of our revenue shifted substantially during 2001. As a result, our revenue streams currently consist of two primary types of revenue: marketplace revenue and trading partner services revenue. Marketplace revenue is comprised of transaction and subscription based fees paid by the buyers and the suppliers of products on our marketplaces, as well as fees paid by marketplace sponsors such as GPOs. Trading partner services revenue in 2001 consists of revenue generated from the sale or license of applications and services that are complementary to our marketplace services. Trading partner services revenue historically has consisted of:

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

We recognize transaction fees as revenue when the seller confirms a buyer’s order. Marketplace subscription fees are recognized ratably over the period of the related agreement with the applicable buyer or supplier. Setup fees have been recognized upon completion of the related services. For live and online auction services, we recognized seller transaction fees, as well as a buyer’s premium, when the product was sold. Product revenue, representing the difference between the amount we paid for the equipment and the price paid to us on resale, was recognized when the product was shipped. As a result of our divestiture of our Auction operations, we do not expect to recognize any revenue from live and online auction services or product revenue in 2002. Sponsorship and subscription fees related to our divested Plan operations were recognized ratably over the period of the agreement. With respect to software licenses, license fees are recognized when the software has been delivered and there are no other contingencies related to our performance. If license fees are contingent upon our performance subsequent to delivery, we defer recognition of such fees or the fair market value of the undelivered element requiring performance until we have completed performance. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services revenue for implementation projects are generally the result of fixed fee arrangements, and due to the nature and term of the projects, we recognize such fees on a completed contract basis. Revenue for other services, including training and consulting, is recognized as services are performed for time and material arrangements.

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

Both our revenue and operating expenses increased significantly over the course of fiscal 2001. We generated increased revenue from the growth of our marketplace revenue primarily due to higher transaction and subscription fees resulting from increased volume through Marketplace@Novation. The increase in operating expenses during 2001 was primarily due to increases in our amortization of partnership costs relating to our outsourcing and operating agreement with Novation, VHA, UHC and HPPI, impairment of assets held for divestiture resulting from the write-down of the assets of our NeoMD business in conjunction with our plans to divest the business and increased costs incurred to write down certain non-marketable investments and intangible assets. See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for discussion of the impact of the adoption of EITF No. 01-9 on related party revenue and operating expenses.

Strategic Partnerships

In connection with our outsourcing and operating agreement, we issued approximately 4.6 million shares of our common stock to VHA, representing approximately 36% of our then outstanding common stock, and approximately 1.1 million shares of our common stock to UHC, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 3.1 million and approximately 800,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, which is available only to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing $22 billion of combined purchasing volume at the end of 2004. These issuances to VHA and UHC of our common stock and warrants to purchase our common stock were approved by our stockholders on July 26, 2000.

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

In October 2000, we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase approximately 3.1 million shares of our common stock. In substitution for the warrant, we issued to VHA approximately 3.1 million shares of our restricted common stock. On January 25, 2001, we and UHC agreed to amend our common stock and warrant agreement to provide for the cancellation of the remaining unexercised portion of the performance warrant to purchase up to 563,957 shares of our common stock. In substitution for the warrant, we issued to UHC 563,957 shares of our restricted common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the same performance targets that were contained in their original warrants are not met.

In January 2001, we entered into an amendment to the outsourcing and operating agreement which was effective as of January 1, 2001. Under the terms of the amended outsourcing and operating agreement, Novation agreed to increase the minimum fee level it guaranteed to us, which is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is calculated based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume processed through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the amended outsourcing and operating agreement, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the amended outsourcing and operating agreement, these maximums are calculated based on Novation’s financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. The amended outsourcing and operating agreement also includes modifications to revenue sharing provisions under which we agreed to share specified fees we receive for products and services sold through or related to our marketplaces. We agreed to share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces as well as revenue related to the distribution or licensing of software and other technology solutions. We are not required to share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the amended outsourcing and operating agreement, we are not required to share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The amended outsourcing and operating agreement also includes modifications to certain supplier recruitment and supplier implementation provisions.

In September 2001, the parties agreed to amend the amended outsourcing and operating agreement. Pursuant to this amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by our connectivity solution. As a result, we will be able to provide our trading partners within Marketplace@Novation with information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. This amendment accelerates our ability to capture critical supply chain data and will also enable us to capture important purchasing information without first requiring full adoption of our connectivity services.

See Note 17 to the Notes to Consolidated Financial Statements for discussion of subsequent developments related to the amended outsourcing and operating agreement.

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies, Inc., or i2 Technologies, under which they purchased a total of approximately 1.8 million shares of our common stock at a purchase price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers.

As a result of the terms of the outsourcing and operating agreement and the subsequent amendments, certain executive officers of VHA, UHC and Novation sat on our board as of December 31, 2001. Such individuals included: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA. The compensation these individuals receive for serving on our board of directors is equivalent with the other members of the board, is disclosed annually in our proxy statement for our annual meeting of stockholders and consists solely of annual stock option grants pursuant to the terms of our 1999 Equity Incentive Plan. According to representations made to us by VHA, UHC and Novation, none of our directors who are officers of VHA, UHC or Novation benefit directly from the options granted to them, because any profits generated by the exercise and sale of these option shares, when and if exercised, must be surrendered to VHA, UHC or Novation, as the case may be.

Divestitures

As a result of planned divestitures of our Auction and USL operations, at December 31, 2000, we wrote down the assets of those operations to our estimate of the net realizable disposal value of the operations based on their activity through that date. Additionally, we recorded an accrual for the anticipated costs to sell these operations. The total impact of these planned divestitures on our statement of operations for the year ended December 31, 2000 was $14.0 million, which consisted of a $13.3 million reduction in the net realizable value of the assets relating to the operations to be sold, classified as an impairment of assets held for divestiture, and $691,000 of accruals for restructuring costs, including severance for the employees of those operations and accrued rent relating to potentially idle facilities, classified as restructuring costs. In 2001, we recorded an additional restructuring charge of $600,000 to reflect additional costs relating to severance and idle facilities resulting from the divestiture of our Auction operations. As of December 31, 2001, $589,000 of the accrual had been utilized. The remaining $702,000 accrual as of December 31, 2001 consists primarily of accrued rent relating to idle facilities formerly utilized by the divested businesses.

In April 2001, we completed the sale of substantially all of the assets of our USL operations to MDSI. Under the terms of the asset purchase agreement, we agreed to sell substantially all of the net assets of the USL operations, totaling approximately $750,000, in exchange for $500,000 of cash delivered upon the closing and a $750,000 non-interest bearing promissory note payable in three annual installments commencing in April 2003. This note was recorded on our books at the net present value of $533,000 as of the date of the divestiture. The net result of the transaction was a gain on the divestiture of the USL operations of $307,000.

In April 2001, we entered into an agreement to sell substantially all of the remaining assets of our Plan operations, consisting primarily of FDI, valued at approximately $1.8 million, to Attainia, a company created by several former Neoforma employees, including the two founders of Neoforma. In consideration, we received 1,490,637 shares of Attainia’s Series A Preferred Stock, valued at $0.50 per share, which resulted in consideration of $745,000 being provided to us upon closing. These shares are recorded as non-marketable investments in the accompanying consolidated financial statements. The net result of the transaction was a loss on the divestiture of these assets of $1.1 million.

In September 2001, we completed the sale of substantially all of the assets of our Auction operations, recorded at approximately $1.8 million, to Med-XS in exchange for consideration in the amount of $2.5 million. The consideration provided by Med-XS at closing on September 5, 2001 consisted of $150,000 cash and a $2.4 million promissory note payable over two years. This note was recorded on our books at the net present value of $2.1 million as of the date of the divestiture. In addition to the consideration discussed above, we will receive a revenue share and profit share from Med-XS on the sold business, which will be recognized when earned. The net result of the transaction was a gain on the divestiture of these assets of $872,000. As of December 31, 2001, we have received only the closing amount of $150,000 from Med-XS. In January 2002, we filed suit against

Med-XS for failure to make any subsequent payments due under the promissory note. As of December 31, 2001, we believe that the full amount is collectible and as such, we have not recorded any valuation allowance against this note. See Note 17 to the Notes to Consolidated Financial Statements for discussion of subsequent developments related to the suit against Med-XS.

As a result of the planned divestiture of our NeoMD operations, at December 31, 2001, we wrote down the assets of the operations to our estimate of the net realizable disposal value of the operations based on its activity through that date. Additionally, we recorded an accrual for the anticipated costs to sell the operations. The total impact of this planned divestiture on our consolidated statement of operations for the year ended December 31, 2001 was $81.4 million, which consisted of an $81.1 million reduction in the net realizable value of the assets relating to the operations to be sold, classified as an impairment of assets held for divestiture, and $350,000 of accruals for divestiture related costs, including severance for the employees of those operations and accrued rent relating to potentially idle facilities, classified as restructuring costs. As of December 31, 2001, none of this accrual had been utilized. See Note 17 to the Notes to Consolidated Financial Statements for discussion of subsequent developments related to the divestiture of the NeoMD operations.

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

In December 2001, we became aware of certain factors that indicated that the value of certain assets acquired as part of our acquisition of Pharos in January 2000 had been impaired. As a result of our impairment analysis, we determined that the intangible assets relating to the acquisition, which consisted primarily of acquired technology and intellectual property, had no future realizable value, primarily as a result of our discontinuation of the use of those technologies, combined with a lack of any identifiable market to sell those technologies. As a result, as of December 31, 2001, we wrote off the remaining value of the intangible assets relating to the Pharos acquisition, which amounted to $11.9 million, as an impairment of intangibles.

Since inception, we have incurred significant losses and, as of December 31, 2001, had an accumulated deficit of $544.1 million. We anticipate our losses in 2002 will decrease as compared to fiscal 2001 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of intangibles, impairment of intangibles, impairment of assets held for divestiture and write-down of non-marketable investments, as well as anticipated increases in fees received from related parties. Historically, these fees have been reported as related party revenue. However, as a result of the application of EITF No. 01-9, non-cash amortization of partnership costs will be offset against these fees received from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense. We expect these fees from related parties to continue to increase over the next several quarters. See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

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

Results of Operations

Year Ended December 31, 2000 as Compared to Year Ended December 31, 2001

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services from trading partners or marketplace sponsors that are also significant stockholders of Neoforma. For the years ended December 31, 2000 and 2001, related party marketplace revenue consisted solely of payments from Novation to us under the minimum fee level guarantee provisions of the outsourcing and operating agreement during those periods. This revenue increased from $81,000 for the year ended December 31, 2000 to $24.6 million for the year ended December 31, 2001 as a result of increased marketplace volume through Marketplace@Novation, which increased from $21.6 million in 2000 to $1.2 billion in 2001. See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for discussion of the impact of the adoption of EITF No. 01-9 on related party revenue.

Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Other marketplace revenue was $1.1 million for the year ended December 31, 2001, a 10% decrease from $1.3 million for the year ended December 31, 2000. The decrease was primarily due to the elimination of our Shop services in 2001, partially offset by an increase in revenue from our NeoMD marketplace and from the initiation of supplier paid fees through Marketplace@Novation.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of complementary applications and services to members and potential members of our marketplaces. Historically, trading partner services revenue consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, known as Auction; sponsorship fees paid by sellers to feature their brands and products on our now divested Plan service; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The 58% decrease in trading partner services revenue from $4.5 million for the year ended December 31, 2000 to $1.9 million for the year ended December 31, 2001 was primarily due to reduced revenue from the USL business as a result of the sale of USL in April 2001; reduced revenue from our other Plan operations as a result of the sale of those operations to Attainia in April 2001; and reduced transaction fee revenue from our asset recovery services as a result of the sale of the Auction operations in September 2001. These reductions were partially offset by revenue relating to the sale of RCS to GHX that was recognized during 2001. Trading partner services revenue for 2001 included $254,000 from related parties.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our Auction service. We had total sales of used equipment of $250,000 for the year ended December 31, 2001, a decrease from $4.6 million for the year ended December 31, 2000. The decrease is a result of fewer auctions being conducted that included owned equipment during the first half of 2001 due to our reduced focus on the Auction operations and the closing of the sale and the cessation of auction activities in September 2001. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from sales of used equipment.

Operating Expenses

Cost of Equipment Sold.    Cost of equipment sold consists solely of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold decreased from $3.5 million for the year ended December 31, 2000 to $216,000 for the year ended December 31, 2001. The decrease is a result of fewer auctions being conducted that included owned equipment during the first half of 2001 due to our reduced focus on the Auction operations and the closing of the sale and the cessation of auction activities in September 2001. Because of the sale of our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services increased from $7.7 million for the year ended December 31, 2000 to $13.5 million for the year ended December 31, 2001. The increase was due to the fact that the services group was created early in fiscal 2000, resulting in minimal costs for a significant portion of that period as the group was still building its operations. Additionally, in 2001, the services organization significantly expanded both the quantity and the scope of the implementations and services it provides to our customers, resulting in further increased costs in 2001. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses increased from $14.0 million for the year ended December 31, 2000 to $15.7 million for the year ended December 31, 2001. The increase was primarily due to an increase in operations personnel related costs, an increase in payments to third party consultants and increased expenditures for additional technology costs, such as software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development.    Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $24.8 million for the year ended December 31, 2000 to $16.9 million for the year ended December 31, 2001. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs that were potentially eligible for capitalization, after consideration of factors such as realizable value, were not material and accordingly were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $51.5 million for the year ended December 31, 2000 to $28.6 million for the year ended December 31, 2001. The decrease was primarily due to reduced sales and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing more of our available resources on marketplace implementation and integration efforts and product development. As a result, sales and marketing costs were at significantly lower levels in 2001 as compared with 2000. We do not expect these costs to remain at these reduced levels in 2002. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $22.9 million for the year ended December 31, 2000 to $16.1 million for the year ended December 31, 2001. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. Also, in 2000 we incurred costs resulting from preparations for our initial public offering, which occurred in January 2000. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in 2002.

Amortization of Intangibles.    Intangible assets include goodwill and the value of software and other intangible assets purchased in acquisitions. Intangible assets historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased from $26.6 million for the year ended December 31, 2000 to $30.1 million for the year ended December 31, 2001. The increase was primarily the result of a full year of amortization on the EquipMD intangible assets in fiscal 2001, as opposed to only eight months of amortization taken in fiscal 2000 as a result of the acquisition closing at the end of April 2000. This was offset by the fact that we incurred reduced amortization from the USL and FDI intangible assets as a result of the divestitures of those operations during the second quarter of 2001. Additionally, we incurred significantly reduced amortization relating to the General Asset Recovery, LLC, or GAR, and National Content Liquidators, Inc., or NCL, intangible assets as a result of the write-down we took on the Auction operations in the fourth quarter of 2000 in preparation for the sale of the Auction operations and because we amortized the reduced intangible assets for only a portion of the year as a result of the closing of the sale of the Auction operations during the third quarter of 2001. During the fourth quarter of 2001, we wrote down the Pharos intangible assets and effectively all of the intangible assets relating to the acquisition of EquipMD as a result of our discontinuation of the use of the Pharos technology and our plans to divest the EquipMD business. As such, we have no material acquisition related intangible assets remaining to be amortized as of December 31, 2001 and we expect to incur minimal amortization expense from acquisition related intangible assets in future periods.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. As of December 31, 2001, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC in connection with entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs increased from $29.5 million for the year ended December 31, 2000 to $75.7 million for the year ended December 31, 2001. The increase from fiscal 2000 was primarily the result of the amortization of a full year of partnership costs compared to approximately five months for the year ended December 31, 2000, as the outsourcing and operating agreement did not become effective until late July 2000. In addition, there were incremental partnership costs capitalized during fiscal 2001 as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the agreement, we expect partnership costs to continue to increase as VHA and UHC earn the restricted stock. See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for discussion of the impact of the adoption of EITF No. 01-9 on amortization of partnership costs. See Liquidity and Capital Resources for a further discussion of the outsourcing and operating agreement and the related cash and accounting implications.

Costs of Strategic Partnership.    Costs of strategic partnership represents the investment banking, legal and accounting fees incurred by us in connection with entering into the outsourcing and operating agreement with Novation, VHA and UHC in 2000. Such costs amounted to $9.3 million in fiscal 2000.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity based compensation and the estimated fair value for accounting purposes of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. We amortize this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the years ended December 31, 2000 and 2001, we recorded $8.4 million and $2.4 million, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $21.5 million and $7.7 million during the years ended December 31, 2000 and 2001, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the years ended December 31, 2000 and 2001, we recorded $0 and $4.9 million, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization, net of reversals relating to forfeitures, of $9.0 million and $8.4 million during the years ended December 31, 2000 and 2001, respectively.

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

The remaining total deferred compensation of $10.3 million at December 31, 2001 is expected to be amortized as follows: $7.1 million during fiscal 2002, $3.1 million during fiscal 2003 and $0.1 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the consolidated statement of operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited.

Write-Off of Purchased Software.    During the years ended December 31, 2000 and 2001, we expensed $3.9 million and $1.5 million, respectively, related to the write-off of purchased software licenses that we identified were no longer being utilized.

Write-Off of Acquired In-Process Research and Development.    During the year ended December 31, 2000, we expensed $1.9 million and $15.0 million related to the write-off of acquired in-process research and development in connection with the Pharos acquisition and the EquipMD acquisition, respectively. There were no such write-downs during the year ended December 31, 2001.

Abandoned Acquisition Costs.    Abandoned acquisition costs in 2000 consisted primarily of legal, accounting, investment banking and other costs incurred as a result of the termination of the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Eclipsys Corporation, or Eclipsys, and the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Healthvision, Inc., or Healthvision. Abandoned acquisition costs were $2.7 million for the year ended December 31, 2000. There were no such costs during the year ended December 31, 2001.

Restructuring.    Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations, as well as costs related to the divestitures of certain operations, including severance for the employees of those operations and accrued rent relating to potentially idle facilities.

During the first half of 2000, we recorded a restructuring charge of $2.1 million. This charge was the result of a reorganization and streamlining of operations undertaken to focus on two key global markets, IDNs and hospitals, and physician practices. The entire restructuring charge was related to the reduction in workforce of 80 individuals. All 80 employees were terminated under this plan during 2000, of which 35 were in sales and marketing, 4 were in general administration, 16 were in product development, 20 were in operations and 5 were in service delivery. In December 2000, we recorded a restructuring charge of $691,000 in connection with our decision to divest our Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. No employees had been terminated and no amounts had been paid as of December 31, 2000. For the year ended December 31, 2001, $221,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $268,000 was paid out for idle facilities and related costs. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. In June 2001, we recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of our estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. At December 31, 2001, none of this amount had been paid. The remaining accrual balance is expected to be utilized by the end of 2003.

In December 2001, we recorded a restructuring charge of $350,000 in connection with the decision to divest the EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. None of the accrual had been utilized at December 31, 2001. The remaining accrual balance is expected to be utilized by the end of 2002.

Impairment of Intangibles.    Impairment of intangibles represents the reduction of the carrying value of our investment in Pharos to our current estimate of its fair market value as of December 31, 2001. During fiscal 2001, we were unsuccessful in our efforts to identify a buyer for the technology we acquired as part of our acquisition of Pharos. In addition, in the fourth quarter of 2001, we terminated our use of the technology acquired. These factors caused us to conclude that the carrying value of the intangible assets was not recoverable as of December 31, 2001. As a result, we recorded an impairment charge of $11.9 million during the fourth quarter of 2001 to write off these intangible assets.

Impairment of Assets Held for Divestiture.    Impairment of assets held for divestiture consists of impairment charges recorded that are the direct result of pending divestitures of certain of our operations and generally relate to any charges required to adjust the carrying value of the assets to be divested to the net realizable value.

In the fourth quarter of 2000, our management, working with our board of directors, finalized a plan to refocus our operations on building and managing private Internet marketplaces for our trading partners. As part of this process, we announced our intention to divest two of our operations that were not aligned with that strategy. The operations to be divested were our Auction operations, which consisted primarily of GAR and the assets acquired from NCL, as well as our USL subsidiary. In accordance with this plan, we wrote down the assets of both operations to the estimated net realizable disposal value based on the activity through December 31, 2000. The impairment of assets held for divestiture for the year ended December 31, 2000 consisted of a $13.3 million reduction in the net realizable disposal value of these assets.

During the fourth quarter of 2001, in order to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the acute care business, we obtained board approval to begin exploring strategic alternatives for the divestiture of our NeoMD operations. These operations consist primarily of the assets of our wholly-owned subsidiary, EquipMD. As a result of this review, we wrote down the assets of these operations to the estimated net realizable disposal value based on the activity through December 31, 2001. We wrote down the assets, which primarily consisted of goodwill and other intangible assets, by $81.1 million to reflect our estimate of their realizable disposal value as of December 31, 2001.

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

During the fourth quarter of 2001, we wrote off our $5.4 million investment in CarePortal.com, LLC, or CarePortal, formerly known as IntraMedix, LLC, a privately held corporation. Due to uncertainties regarding the financial position of CarePortal, the resulting decline in our estimate of the fair market value of this investment and our belief that the decline in value was other than temporary in nature, we concluded that the investment in CarePortal had no future realizable value as of December 31, 2001.

Net Gain on Divested Businesses.    Net gain on divested businesses consists of the net gain realized as a result of the divestitures of the USL, FDI and Auction operations during the year ended December 31, 2001. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $307,000, the divestiture of FDI resulted in a loss of $1.1 million and the divestiture of the Auction operations resulted in a gain of $872,000. The resulting net gain on divested businesses during the year ended December 31, 2001 was $55,000.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income decreased from $4.7 million for the year ended December 31, 2000 to $769,000 for the year ended December 31, 2001. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000 and 2001. Interest expense decreased from $1.4 million for the year ended December 31, 2000 to $685,000 for the year ended December 31, 2001. The decrease in interest expense was due primarily to the fact that we capitalized interest of $1.1 million in 2001 related to purchased software being configured for use in our marketplace platform which was not yet placed in service. Total interest incurred in 2001 before capitalized interest was $1.8 million. Other income increased from $29,000 for the year ended December 31, 2000 to $271,000 for the year ended December 31, 2001. This increase in other income was primarily the result of the forgiveness of $500,000 of debt under our note payable to the original owner of the GAR business in 2001. This $500,000 was forgiven by the former owner of the GAR business in connection with the termination of his employment during fiscal 2001.

Income Taxes.    As of December 31, 2001, we had federal and state net operating loss carryforwards of $340.0 million and $249.0 million, respectively, which will be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2021. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See Note 15 to the Notes to Consolidated Financial Statements.

Year Ended December 31, 1999 as Compared to Year Ended December 31, 2000

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services made from trading partners or marketplace sponsors that are also significant stockholders in Neoforma. For the year ended December 31, 2000, related party marketplace revenue was comprised solely of payments from Novation to us under the minimum fee level guarantee provisions of the outsourcing and operating agreement during that period. This revenue increased from $0 for the year ended December 31, 1999 to $81,000 for the year ended December 31, 2000. This increase was due to the fact that the operating and outsourcing agreement was not entered into until the middle of fiscal 2000. As a result, there was no such revenue in 1999, as compared to those amounts generated from Novation in 2000. See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for discussion of the impact of the adoption of EITF No. 01-9 on related party revenue.

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

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of complementary products and services to members and potential members of our marketplaces. Historically, Trading Partner Services revenue consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our asset recovery service, known as Auction; sponsorship fees paid by sellers to feature their brands and products on our now divested Plan service; license fees from the sale of software tools and related technical information; and service delivery fees for implementation and consulting services paid by users of our marketplaces. The increase in trading partner services revenue from $921,000 for the year ended December 31, 1999 to $4.5 million for the year ended December 31, 2000 was due to several factors, including: revenue as a result of the acquisition of the USL business in 2000; increased revenue from the sale of software licenses and support as a result of our acquisition of FDI at the end of 1999; sponsorship revenue from manufacturers for placement of their products on our Plan Website in 2000; and increased revenue from transaction fees paid for our Auction asset recovery services.

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

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services increased from $0 for the year ended December 31, 1999 to $7.7 million for the year ended December 31, 2000. The increase was due to the fact that we did not perform any of these services until 2000, and thus there were no costs relating to these services during fiscal 1999.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses increased from $5.9 million for the year ended December 31, 1999 to $14.0 million for the year ended December 31, 2000. The increase was primarily due to an increase in operations personnel costs and an increase in payments to third party consultants. These increases were primarily due to hiring personnel, increased expenditures for digitizing and inputting content and technology costs, primarily software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces.

Product Development.    Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses increased from $8.2 million for the year ended December 31, 1999 to $24.8 million for the year ended December 31, 2000. These increases primarily related to fees paid to contractors and consultants as well as costs of additional personnel being hired as part of the development of our Shop and Auction platforms and subsequent development of our broader marketplace platforms. Internally generated software development costs that were potentially eligible for capitalization, after consideration of factors such as realizable value, were not material and accordingly were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from $16.9 million for the year ended December 31, 1999 to $51.5 million for the year ended December 31, 2000. The increase was primarily due to increases in salaries and commissions, expenses related to travel, expenses related to advertising and attendance at trade shows and expenses incurred in connection with our strategic alliance with Novation, VHA and UHC. These increases were primarily due to significant expansion of our sales and marketing efforts and the hiring of additional sales and marketing personnel.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased from $17.9 million for the year ended December 31, 1999 to $22.9 million for the year ended December 31, 2000. The increase was primarily due to an increase in executive and administrative personnel costs related to our chief executive officer, who was hired in mid-year 1999, and four of our executive officers, who were hired in 2000. These officers, as well as additional finance, accounting and administrative personnel, were on hand for all or most of 2000, but not for any or all of 1999. Additionally, we experienced an increase in recruiting, legal and accounting expenses, primarily related to our initial public offering and subsequent mergers and acquisitions activity, and an increase in expenses related to other consultants, all of which resulted from our growth in fiscal 2000.

Amortization of Intangibles.    Intangible assets include goodwill and the value of software and other intangible assets purchased in acquisitions. Intangible assets historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles increased from $715,000 for the year ended December 31, 1999 to $26.6 million for the year ended December 31, 2000. The increase was a result of a full year of amortization incurred on the acquisition of GAR in August 1999 and FDI in November 1999, as well as the amortization of intangibles relating to our acquisitions of Pharos in January 2000, USL in March 2000, EquipMD in April 2000 and some of the assets of NCL in July 2000.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. As of December 31, 2000, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC, in connection with entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organization which resulted in the shares being earned, generally two to three years. For the year ended December 31, 2000, total amortization of partnership costs was $29.5 million. As we did not enter into the outsourcing and operating agreement until July 2000, there was no amortization of partnership costs for the year ended December 31, 1999. See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for discussion of the impact of the adoption of EITF No. 01-9 on amortization of partnership costs.

Costs of Strategic Partnership.    Costs of strategic partnership represents the investment banking, legal and accounting fees incurred by us in connection with entering into the outsourcing and operating agreement with Novation, VHA and UHC in 2000. Such costs amounted to $9.3 million in fiscal 2000.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity based compensation and the estimated fair value for accounting purposes of the underlying equity instrument. In the case of stock options, deferred compensation is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million in total. We amortize this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the year ended December 31, 2000, we recorded $8.4 million in reductions of deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $21.5 million during the year ended December 31, 2000.

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

Write-Off of Purchased Software.    During the year ended December 31, 2000, we expensed $3.9 million related to the write-off of purchased software licenses that we identified were no longer being utilized. There were no such write-offs in the year ended December 31, 1999.

Write-Off of Acquired In-Process Research and Development.    During the year ended December 31, 2000, we expensed $1.9 million and $15.0 million, respectively, related to the write offs of acquired in-process research and development in connection with the Pharos acquisition and the EquipMD acquisition. There were no such write-offs during the year ended December 31, 1999.

Abandoned Acquisition Costs.    Abandoned acquisition costs in 2000 consisted primarily of legal, accounting, investment banking and other costs incurred as a result of the termination of the merger agreements with Eclipsys and Healthvision. Abandoned acquisition costs were $2.7 million for the year ended December 31, 2000. There were no such costs during the year ended December 31, 1999.

Restructuring.    Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations in the first half of fiscal 2000, as well as costs related to the divestitures of certain operations, including severance for the employees of those operations and accrued rent relating to potentially idle facilities.

During the first half of 2000, we recorded a restructuring charge of $2.1 million. This charge was the result of a reorganization and streamlining of operations undertaken to focus on two key global markets, IDNs and hospitals, and physician practices. The entire restructuring charge was related to the reduction in workforce of 80 individuals. All 80 employees were terminated under this plan during 2000, of which 35 were in sales and marketing, 4 were in general administration, 16 were in product development and 20 were in operations and 5 were in service delivery. In December 2000, we recorded a restructuring charge of $691,000 in connection with our decision to divest our Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. No employees had been terminated and no amounts had been paid as of December 31, 2000. The remaining accrual balance is expected to be utilized by the end of 2003. There were no such costs during the year ended December 31, 1999.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income for the year ended December 31, 2000 was $4.7 million compared to $659,000 for the year ended December 31, 1999. The increase in interest income was due to an increase in our average net cash and cash equivalents balance as a result of preferred stock financing in October 1999 and our initial public offering in January 2000. Interest expense increased from $676,000 for the year ended December 31, 1999 to $1.4 million for the year ended December 31, 2000, primarily as a result of the interest associated with significantly higher levels of leases and notes payable outstanding throughout the year ended December 31, 2000. Other income for the year ended December 31, 2000 was $29,000. Other expense for the year ended December 31, 1999 was $29,000.

Income Taxes.    As of December 31, 2000, we had federal and state net operating loss carryforwards of $266.9 million and $217.5 million, respectively, which will be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2020. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. See Note 15 to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

In January 2000, we completed our initial public offering, or IPO, and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the IPO were approximately $95.3 million. From our inception until our IPO, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million. We have also financed our operations through an equipment loan and lease financing facility and bank and other borrowings. As of

December 31, 2001, we had outstanding bank, other borrowings and notes payable of $25.8 million, and we had $14.1 million of cash and cash equivalents and $1.5 million of restricted cash.

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

In May 2001, we entered into a leasing facility with CapitalWerks, LLC, or CapitalWerks, to provide us with a $10.2 million lease line facility to finance the purchase of capital equipment, software and other assets. Based on the terms of the facility, we had until November 30, 2001 to draw down against the lease line, at which time any amount unused under the facility was to be no longer available. Amounts financed under the lease line bear interest at 9.9% and are payable in monthly installments over 60 months. At the end of the lease line term, when CapitalWerks had not made available to us any amounts under the lease line, they agreed to extend the lease line for six months, until April 30, 2002. We believe, however, based on subsequent conversations with CapitalWerks, and notwithstanding that a small borrowing was made in the amount of approximately $80,000 subsequent to December 31, 2001, that CapitalWerks will not be able to fulfill its obligations to us to make available further borrowings under the lease line of credit on the terms agreed to in May 2001. We are currently in discussions with CapitalWerks regarding what we believe to be their failure to fund their commitments under the lease line, and CapitalWerks has made alternate credit proposals to us, to which we have not agreed. We cannot assure you that we will be able to reach any agreement with CapitalWerks or that any further funding will be made available to us. See Note 17 to the Notes to Consolidated Financial Statements for discussion of subsequent developments related to this matter.

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

In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of our Auction operations. Per the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001, and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of December 31, 2001, the outstanding balance on the note was approximately $2.4 million.

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

$25,799

In connection with our operating lease on our corporate headquarters in San Jose, California, we established a letter of credit in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allow for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we have reduced the letter of credit to $1.5 million at December 31, 2001. The letter of credit is secured by balances in our investment accounts.

In May 1999, we entered into an agreement with ECRI, a non-profit health services research agency focusing on healthcare technology. The agreement provided us with content from ECRI’s database of information about medical products and manufacturers and a license to use elements of its classification system. In addition, the agreement provided for joint marketing activities and collaboration in the development of Plan’s database of product and vendor information. This agreement required us to make revenue sharing payments to ECRI during the three-year term of the agreement and for two years following expiration or termination of the agreement based on a percentage of revenue derived from our Plan service. During the second and third years of the term of the agreement, we were required to pay to ECRI a minimum nonrefundable fee equal to $600,000 per year, which would be credited against any revenue sharing payments payable to ECRI. As a result of our reduced focus and ultimate discontinuation of our Plan services, we negotiated an immediate termination of our operating agreement with ECRI. Under the terms of the final settlement, we were obligated to make aggregate payments of $425,000 through February 2002, at which point our obligations under the agreement cease. As of December 31, 2001, we had paid $225,000 of the remaining obligation and have subsequently repaid the remaining $200,000 which was accrued at December 31, 2001.

In March 2000, we entered into an agreement with Ariba under which we have the right to offer Ariba’s ORMX procurement solution to users of our marketplace. We paid Ariba a substantial upfront fee for use of the ORMX procurement solution and, under the terms of the agreement, we agreed to pay specified fees for transactions occurring through Ariba’s network. We are currently in dispute with Ariba with regards to the terms of the agreement and our obligations to make payments to Ariba. As of December 31, 2001, we have not accrued any amounts under this agreement.

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to utilize their professional services organizations to assist in this work at a minimum of $4.3 million over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of December 31, 2001, we had utilized $1.6 million of these professional services.

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

Net cash used in operating activities was $45.4 million, $68.1 million and $25.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in operating activities for the year ended December 31, 2001 related primarily to funding net operating losses and a decrease in accounts payable, which were partially offset by increases in accrued expenses and deferred revenue. Net cash used in operating activities for the year ended December 31, 2000 related primarily to funding net operating losses and increases in restricted cash, accounts receivable and prepaid expenses and other current assets, which were partially offset by increases in accounts payable and accrued expenses. Net cash used in operating activities for the year ended December 31, 1999 related primarily to funding net operating losses and an increase in prepaid expenses and other current assets, which were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $3.6 million, $27.1 million and $36.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in investing activities for the year ended December 31, 2001 related primarily to the purchase of equipment to operate our marketplaces, which was partially offset by net sales of marketable investments. Net cash used in investing activities for the year ended December 31, 2000 related primarily to the purchase of equipment to operate our marketplaces and cash paid in connection with the acquisitions of Pharos, USL, EquipMD and NCL, which were partially offset by net sales of marketable investments. Net cash used in investing activities for the year ended December 31, 1999 related primarily to the purchase of equipment to operate our marketplaces, the purchase of non-marketable investments, purchases of marketable investments and cash paid in connection with the acquisition of GAR.

Net cash provided by financing activities was $40.5 million, $92.5 million and $87.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by financing activities for the year ended December 31, 2001 related primarily to net proceeds from common stock issuances of $29.4 million and from draws on our line of credit of $19.0 million, which were partially offset by $8.8 million in repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2000 related primarily to the proceeds from our initial public offering of our common stock in January 2000, partially offset by repayments of notes payable. Net cash provided by financing activities for the year ended December 31, 1999 related primarily to the proceeds from the issuance of mandatorily redeemable convertible preferred stock, proceeds from the issuance of notes payable and proceeds from the issuance of common stock, which were partially offset by repayments of notes payable.

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

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force, or EITF, reached a consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF No. 00-25 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. In November 2001, the EITF reached a consensus on EITF No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25. As a result of the application of EITF No. 01-9, effective beginning the quarter ended March 31, 2002, certain costs associated with equity consideration provided in connection with our outsourcing and operating agreement with Novation, VHA, UHC and HPPI, historically classified as operating expenses, will be offset against related party revenue from those parties. This treatment will result in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense. The following table summarizes the pro forma impact the application of EITF No. 01-9 will have on our Consolidated Statements of Operations:

	Year Ended December 31,
	2000	2001
Revenue:
Related party marketplace revenue	$81	$24,567
Related party trading partner services revenue	—	254
Offset of amortization of partnership costs	(81)	(24,821)

Total pro forma related party revenue	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$29,523	$75,651
Offset to related party revenue	(81)	(24,821)

Total pro forma amortization of partnership costs reported as operating expenses	$29,442	$50,830

Upon adoption of EITF No. 01-9, the amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company will account for the fees paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs will be reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows. As reclassifications, these changes will have no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on our financial position, results of operations or cash flows.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a significant impact on our financial position, results of operations and cash flows.

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

Revenue Recognition

We derive our revenue from marketplace applications and services and from related trading partner applications and services. Marketplace revenue consists primarily of transaction-based fees and subscription-based fees. Trading partner services revenue primarily has consisted of software license and maintenance fees, sponsorship fees, subscription fees and implementation fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

Software License and Maintenance Fees.    While we have had relatively immaterial amounts of software license revenue to date, we anticipate that we will generate increased software license revenue in future periods. We apply the provisions of Statement of Position No. 97-2, “Software

Revenue Recognition,” as amended by Statement of Position No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we will not bifurcate the fee and we will not apply separate accounting guidance to the hardware and software elements. For hardware transactions in which no software is involved, we will apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.”

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We generally deem that delivery has occurred when the product has been delivered to a common carrier, at which time title and risk of loss passes to the customer.

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

Implementation Fees.    We generally recognize implementation fees, as they relate to the implementation of our e-commerce solution, ratably over the term of the underlying agreement. As we perform services in connection with the implementation of software products, we recognize revenue on a completed contract basis.

See Note 2—Recent Accounting Pronouncements—to the Notes to Consolidated Financial Statements for a discussion of the impact of EITF No. 01-9 on our reported revenue.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $1.4 million, net of allowance for doubtful accounts of $206,000, as of December 31, 2001. As of December 31, 2001, our notes receivable balance was $2.9 million, for which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s current estimated range of liability related to our pending litigation is based on claims for which our management is able to estimate the amount and range of loss. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of December 31, 2001, we had accrued $478,000 for potential liabilities related to our pending litigation.

Valuation of Intangible Assets and Non-Marketable Investments

We assess the impairment of identifiable intangible assets, which currently consist of capitalized partnership costs, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

If we determine that the carrying value of intangible assets, which currently consist of capitalized partnership costs, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, amounted to $234.4 million as of December 31, 2001.

Non-marketable investments were $745,000 as of December 31, 2001, which was made up of a minority interest in one entity. We have invested and may continue to invest in companies having operations or technology in areas within our strategic focus. If we believe an investment has experienced a decline in market value that is other than temporary, we would record an investment impairment charge. Future adverse changes in market conditions or poor operating results of the entities underlying the investments could result in a reduction in, or an inability to recover, the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

NEOFORMA, INC.

QUARTERLY CONSOLIDATED FINANCIAL DATA
(As reported prior to restatement, see Note 18 to the Notes to Consolidated Financial Statements)
(Unaudited)

	For the Quarters Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Marketplace revenue:
Related party	$—	—	$1	$80	$2,000	$3,763	$7,433	$11,371
Other	137	326	495	299	270	256	307	297

Total Marketplace revenue	137	326	496	379	2,270	4,019	7,740	11,668
Trading Partner Services revenue:
Trading partner services	1,015	1,400	1,493	571	542	587	282	466
Sales of used equipment	76	492	2,737	1,324	—	237	13	—

Total Trading Partner Services revenue	1,091	1,892	4,230	1,895	542	824	295	466

Total revenue	1,228	2,218	4,726	2,274	2,812	4,843	8,035	12,134
Operating Expenses:
Cost of equipment sold	22	142	2,398	982	—	216	—	—
Cost of services	—	898	2,759	4,590	4,394	3,695	3,767	2,361
Operations	3,714	3,377	3,169	3,257	3,915	4,220	3,820	3,827
Product development	6,131	6,127	6,403	5,938	5,554	4,436	4,124	3,524
Selling and marketing	12,153	17,041	12,750	11,272	10,262	7,576	6,062	4,799
General and administrative	8,161	7,393	5,276	5,092	5,009	4,844	4,047	3,744
Amortization of intangibles	1,311	8,086	8,149	8,154	7,809	7,205	7,168	7,092
Amortization of partnership costs	—	—	11,958	18,533	18,978	19,453	19,267	19,573
Write-off of acquired in-process research and development	3,000	15,000	—	—	—	—	—	—
Abandoned acquisition costs	—	2,742	—	—	—	—	—	—
Restructuring	—	2,100	—	—	—	—	—	—
Impairment of intangibles	—	—	—	—	—	—	—	13,116
Impairment of assets held for divestiture	—	—	—	14,446	—	—	—	81,486
Write-down of non-marketable investments	—	—	—	—	—	—	3,000	5,400
(Gain)/loss on divested business	—	—	—	—	—	621	(879)	—

Loss from operations	(33,264)	(60,688)	(48,136)	(69,990)	(53,109)	(47,423)	(42,341)	(132,788)
Other Income (Expense):
Interest income	1,508	1,458	938	560	321	158	60	70
Interest expense	(221)	(330)	(345)	(393)	(303)	(315)	(337)	(871)
Other income (expense)	—	—	21	67	(132)	(79)	652	(188)

Net loss	$(31,977)	$(59,560)	$(47,522)	$(69,756)	$(53,223)	$(47,659)	$(41,966)	$(133,777)

Net loss per share:
Basic and diluted	$(7.70)	$(10.23)	$(4.57)	$(5.28)	$(3.56)	$(3.02)	$(2.64)	$(8.33)

Weighted average shares—basic and diluted	4,152	5,822	10,392	13,213	14,947	15,782	15,907	16,058

Pro forma net loss per share:*
Basic and diluted	$(6.14)

Weighted average shares—basic and diluted	5,207

*	Pro forma numbers assume the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the Company’s initial public offering.

NEOFORMA, INC.

QUARTERLY CONSOLIDATED FINANCIAL DATA, AS RESTATED*
(Unaudited)

	For the Quarters Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Marketplace revenue:
Related party	$—	$—	$1	$80	$2,000	$3,763	$7,433	$11,371
Other	137	326	495	299	270	256	307	297

Total Marketplace revenue	137	326	496	379	2,270	4,019	7,740	11,668
Trading Partner Services revenue:
Trading partner services	1,015	1,400	1,493	571	542	587	282	466
Sales of used equipment	76	492	2,737	1,324	—	237	13	—

Total Trading Partner Services revenue	1,091	1,892	4,230	1,895	542	824	295	466

Total revenue	1,228	2,218	4,726	2,274	2,812	4,843	8,035	12,134
Operating Expenses:
Cost of equipment sold	22	142	2,398	982	—	216	—	—
Cost of services	—	1,235	2,169	4,318	4,127	3,491	3,370	2,492
Operations	4,303	3,127	3,445	3,160	4,040	4,354	3,599	3,682
Product development	6,212	6,309	6,587	5,677	5,128	4,434	3,888	3,462
Selling and marketing	14,031	15,727	11,291	10,481	10,205	7,323	5,704	5,414
General and administrative	6,326	6,951	4,652	4,948	4,492	4,478	3,614	3,480
Amortization of intangibles	1,472	8,292	8,387	8,406	7,945	7,435	7,397	7,321
Amortization of partnership costs	—	—	11,307	18,216	18,698	18,878	19,008	19,067
Costs of strategic partnership	—	—	9,345	—	—	—	—	—
Write-off of purchased software	10	—	—	3,848	32	283	1,019	179
Write-off of acquired in-process research and development	1,900	15,000	—	—	—	—	—	—
Abandoned acquisition costs	—	2,742	—	—	—	—	—	—
Restructuring	—	2,100	—	691	—	600	—	350
Impairment of intangibles	—	—	—	—	—	—	—	11,906
Impairment of assets held for divestiture	—	—	—	13,305	—	—	—	81,086
Write-down of non-marketable investments	—	—	—	—	—	—	3,000	5,400
(Gain)/loss on divested business	—	—	—	—	—	817	(872)	—

Loss from operations	(33,048)	(59,407)	(54,855)	(71,758)	(51,855)	(47,466)	(41,692)	(131,705)
Other Income (Expense):
Interest income	1,623	1,515	983	586	345	196	113	115
Interest expense	(292)	(353)	(369)	(348)	(88)	(49)	(276)	(272)
Other income (expense)	10	(3)	(8)	30	(185)	(5)	634	(173)

Net loss	$(31,707)	$(58,248)	$(54,249)	$(71,490)	$(51,783)	$(47,324)	$(41,221)	$(132,035)

Net loss per share:
Basic and diluted	$(7.51)	$(10.02)	$(5.09)	$(5.49)	$(3.44)	$(3.00)	$(2.58)	$(8.21)

Weighted average shares—basic and diluted	4,220	5,813	10,665	13,029	15,054	15,788	15,960	16,083

Pro forma net loss per share:**
Basic and diluted	$(6.09)

Weighted average shares—basic and diluted	5,209

*	See Note 18 to the Notes to Consolidated Financial Statements for discussion of the restatement.
**	Pro forma numbers assume the automatic conversion of outstanding shares of convertible preferred stock, which occurred upon the closing of the Company’s initial public offering.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $272.4 million for the year ended December 31, 2001. In addition, as of December 31, 2001, we had an accumulated deficit of $544.1 million. We have not achieved profitability, and while we expect to generate positive cash flow from our operations in the first fiscal quarter of 2002, which we refer to as earnings before income taxes, depreciation and amortization, or EBITDA, profitability, we may thereafter incur substantial operating losses, primarily as a result of increases in costs and expenses relating to executing our strategy of building and operating Internet marketplaces for our trading partners. As a result, we may not be able to sustain EBITDA profitability throughout the remainder of 2002 and thereafter. Even if we do achieve and sustain EBITDA profitability, we will not achieve GAAP profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses. We cannot assure you that we will ever be profitable on a GAAP basis.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

As of December 31, 2001, we had approximately $14.1 million of cash and cash equivalents and $1.5 million of restricted cash, and approximately $25.8 million in outstanding borrowings and notes payable, including $19.0 million outstanding under our credit agreement with VHA.

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

•	e-commerce providers that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including medibuy.com, Inc. and Broadlane, Inc. and
•	healthcare exchanges that have been formed by suppliers, namely GHX, which was founded by five healthcare manufacturers;
•	suppliers that have created their own Websites that offer e-commerce functions to their customers for the sale of their products and services;
•	enterprise resource application software vendors that offer solutions in the healthcare market, such as Lawson, McKesson, Oracle, PeopleSoft, and SAP AG;
•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One, Inc.; and
•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;
•	number of buyers using their services and the volume of their purchases;
•	level of bias, or perceived bias, towards particular suppliers;
•	existing relationships;
•	compatibility with suppliers’ existing distribution methods;
•	the amount of the fees charged to suppliers;
•	functionality, ease of use and convenience;
•	ability to integrate their services with suppliers’ existing systems and software; and
•	quality and reliability of their services.

In addition, we believe that companies in our market compete to provide services to buyers based on:

•	brand recognition;
•	breadth, depth and quality of product offerings;
•	ease of use and convenience;
•	number of suppliers available through their marketplace;
•	ability to integrate their services with buyers’ existing systems and software;
•	quality and reliability of their services; and
•	customer service.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;
•	secure services and products from suppliers on more favorable terms;
•	devote greater resources to marketing and promotional campaigns;
•	secure exclusive arrangements with buyers that impede our sales; and
•	devote substantially more resources to Website and systems development.

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

Because some of the participants in our marketplaces are stockholders or are affiliated with our stockholders or have strategic relationships with us, we may find it difficult to attract competing companies, which could limit the breadth of products offered on and users of our marketplaces

Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.7 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which was subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. As of December 31, 2001, VHA and UHC owned 48.2% and 11.9%, respectively, of our outstanding shares of common stock assuming they earned all the remaining unearned shares of restricted stock. These relationships may deter other GPOs, suppliers or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the number of marketplaces we operate, the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K/A and are presented beginning on page F-49.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Index To Consolidated Financial Statements

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

Reports of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000 (as restated)

Consolidated Statements of Operations for the Years ended December 31, 2001 (as restated), 2000 (as restated) and 1999

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years ended December 31, 2001 (as restated), 2000 (as restated) and 1999

Consolidated Statements of Cash Flows for the Years ended December 31, 2001 (as restated), 2000 (as restated), and 1999

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

(a)(3)    Index to Exhibits

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
2.01	Securities Purchase Agreement, dated July 16, 1999, by and among the Registrant, Neoforma, GAR, Inc., General Asset Recovery, LLC, Erik Tivin and Fred Tivin. Certain schedules have been omitted and will be provided to the Commission upon request.	S-1	333-89077	October 15, 1999	2.01
2.02	Agreement for Purchase of Assets, dated November 18, 1999, by and among the Registrant, FDI Information Resources, Inc. and FDI Information, LLC. Certain schedules have been omitted and will be provided to the Commission upon request.	S-1	333-89077	December 2, 1999	2.02
2.03	Agreement and Plan of Merger, dated as of December 23, 1999, by and among the Registrant, Pharos Technologies, Inc. and Minimee, Inc.	S-1	333-89077	January 12, 2000	2.03
2.04	Agreement and Plan of Merger, dated March 24, 2000, between the Registrant and EquipMD, Inc. and Augustacorp, Inc.	8-K		April 3, 2000	2.1
2.05	Agreement and Plan of Merger, dated March 30, 2000, among the Registrant, NeoIII Acquisition Corp. and Eclipsys Corporation (including Voting Agreement Exhibits).	8-K		April 4, 2000	2.1
2.06	Agreement and Plan of Merger, dated March 30, 2000, between the Registrant and HEALTHvision, Inc. (including Exhibits A and B).	8-K		April 4, 2000	2.2

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
2.07	Purchase Agreement by and among the Registrant, Neoforma GAR, Inc., Med XS Solutions, Inc. and Med-XS Asset Services, Inc., dated July 30, 2001 (Certain schedules have been omitted and will be provided to the Commission upon request).	8-K		September 20, 2001	2.1
2.08	First Amendment to Purchase Agreement by and among the Registrant, Neoforma GAR, Inc., Med XS Solutions, Inc. and Med-XS Asset Services, Inc., dated September 5, 2001.	8-K		September 20, 2001	2.2
3.01	Form of Fourth Amended and Restated Certificate of Incorporation.	DEF14A		June 29, 2000	Annex D
3.02	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A		July 14, 2001	Appendices B and D-3
3.03	Restated Bylaws of the Registrant, as adopted on November 12, 1999.	S-1	333-89077	December 12, 1999	3.03
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1	333-89077	December 12, 1999	4.01
4.02	Amended and Restated Registration Rights Agreement, dated June 30, 2000.	10-K	X	April 17, 2001	4.02
4.03	Amendment No. 1 to Registration Rights Agreement, dated January 25, 2001.	10-K	X	April 17, 2001	4.03
4.04	Warrant to purchase common stock of the Registrant issued to Heidrick & Struggles Inc., dated September 9, 1999.	S-1	333-89077	December 2, 1999	4.03
4.05	QuickStart Warrant to purchase Series C preferred stock of the Registrant, dated June 25, 1998, issued to Silicon Valley Bank, and amended thereto, dated March 5, 1999.	S-1	333-89077	October 15, 1999	4.04
4.06	Warrant Agreement to Purchase Series D Preferred Stock of the Registrant, dated May 12, 1999, issued to Comdisco, Inc.	S-1	333-89077	October 15, 1999	4.05
4.07	QuickStart Warrant to purchase Series D preferred stock of the Registrant, dated July 20, 1999, issued to Silicon Valley Bank.	S-1	333-89077	October 15, 1999	4.06

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
4.08	Warrant Agreement to Purchase Series D Preferred Stock of the Registrant, dated as of July 7, 1999, issued to Comdisco, Inc.	S-1	333-89077	October 15, 1999	4.07
10.01*	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-89077	October 15, 1999	10.01
10.02*	Neoforma, Inc. 1997 Stock Plan.	S-1	333-89077	October 15, 1999	10.02
10.03*	Neoforma.com, Inc. 1999 Equity Incentive Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.03
10.04*	Neoforma.com, Inc. 1999 Employee Stock Purchase Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.04
10.05+	Development and License Agreement, dated May 14, 1999, between Emergency Care Research Institute and the Registrant.	S-1	333-89077	January 13, 2000	10.05
10.06*	Employment Agreement, dated July 1, 1999, between Robert J. Zollars and the Registrant.	S-1	333-89077	December 22, 1999	10.09
10.07	Promissory Note for $7,800,000, dated August 1999, payable to Erik Tivin.	S-1	333-89077	October 15, 1999	10.15
10.08	Subordinated Loan and Security Agreement, dated May 12, 1999, between Comdisco, Inc. and the Registrant.	S-1	333-89077	December 2, 1999	10.17
10.09	Subordinated Promissory Note for $2,000,000, dated May 27, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.18
10.10	Loan and Security Agreement, dated July 7, 1999, between Comdisco, Inc. and the Registrant.	S-1	333-89077	October 15, 1999	10.19
10.11	Hardware Secured Promissory Note for $1,032,001.98, dated September 3, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.20
10.12	Softcost Secured Promissory Note for $240,363.61, dated January 3, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.21
10.13*	Offer letter, dated July 28, 1999, with Daniel A. Eckert.	S-1	333-89077	December 2, 1999	10.27
10.14	Industrial Building Lease, dated as of November 15, 1999, by and between the Registrant and Centerpoint Properties Trust.	S-1	333-89077	December 23, 1999	10.28
10.15	Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		April 4, 2000	99.1
10.16	Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and University HealthSystem Consortium (including Exhibit A).	8-K		April 4, 2000	99.2
10.17	Termination Agreement, dated as of May 24, 2000, among the Registrant, NeoIII Acquisition Corp., Eclipsys Corporation, HEALTHvision, Inc., Novation, LLC, VHA Inc., University HealthSystem Consortium and Healthcare Purchasing Partners International, LLC.	8-K		May 31, 2000	99.1

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.18	Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		May 31, 2000	99.2
10.19	Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and University HealthSystem Consortium (including Exhibits A and B).	8-K		May 31, 2000	99.3
10.20	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of October 18, 2000, between the Registrant and VHA Inc.	8-K		October 19, 2000	99.1
10.21	Sublease Agreement, dated March 7, 2000, between the Registrant and Seagate Technology, Inc.	10-Q		May 15, 2000	10.1
10.22+	Outsourcing and Operating Agreement, dated March 30, 2000, between the Registrant, Novation, LLC, VHA Inc., University HealthSystem Consortium and Healthcare Purchasing Partners International, LLC.	10-Q		May 15, 2000	10.3
10.23*	Second Amendment to Employment Agreement between Robert J. Zollars and the Registrant.	10-K		April 17, 2001	10.29
10.24*	Offer letter for Andrew L. Guggenhime, dated January 14, 2000.	10-K		April 17, 2001	10.30
10.25*	Offer letter for Steven E. Kane, dated May 30, 2000.	10-K		April 17, 2001	10.31
10.26*	Offer letter for Steven J. Wigginton, dated December 2, 1999.	10-K		April 17, 2001	10.32
10.27+	Public Marketplace License Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.34
10.28+	Application Service Provider Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.35
10.29+	Services Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.36
10.30	Common Stock Purchase Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.37
10.31	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and VHA Inc.	10-Q		May 15, 2001	10.1
10.32	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and University Healthsystem Consortium.	10-Q		May 15, 2001	10.2
10.33	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of January 25, 2001, by and between the Registrant and University Healthsystem Consortium.	10-Q		May 15, 2001	10.3
10.34+	Second Amended and Restated Outsourcing and Operating Agreement, dated as of January 1, 2001, by and among the Registrant, Novation LLC, VHA Inc., University Healthsystem Consortium and Healthcare Purchasing Partners International, LLC.	10-Q		May 15, 2001	10.4

		Incorporated by Reference
Exhibit No. Filed Herewith	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed
10.35+	Asset Purchase Agreement, dated March 31, 2001, by and between Medical Distribution Solutions, Inc., Neoforma.com, Inc. and Neoforma Lifeline, Inc.	10-Q		August 13, 2001	10.17
10.36	Promissory Note from Med-XS Asset Services, Inc. payable to the Registrant.	8-K		September 20, 2001	2.3
10.37	Security Agreement made by Med-XS Asset Services, Inc. and Med XS Solutions, Inc. in favor of the Registrant.	8-K		September 20, 2001	2.4
10.38+	Three Way Assignment Agreement by and among the Registrant, Med-XS Asset Services, Inc. and Novation LLC.	8-K		September 20, 2001	2.5
10.39+	Integrated Solution Agreement, dated August 28, 2001, by and between Global Healthcare Exchange, LLC and Neoforma, Inc.	10-Q		November 14, 2001	10.1
10.40+	First Amendment to the Second Amended and Restated Outsourcing and Operating Agreement, effective July 1, 2001.	10-Q		November 14, 2001	10.2
10.41+	Credit Agreement by and between the Registrant and VHA Inc. effective as of April 16, 2001.	10-K		March 28, 2002	10.41
10.42	First Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated February 13, 2002.	10-K		March 28, 2002	10.42
21.1	Subsidiaries.	10-K		April 17, 2001	21.1
23.1	Consent of Arthur Andersen LLP, independent public accountants.	10-K		March 28, 2002	23.1
23.2	Consent of Deloitte & Touche LLP, independent public accountants.	X
24.1	Power of Attorney.	10-K		March 28, 2002	24.1
99.1	Registrant’s Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP’s confirmation of its compliance with audit standards.	10-K		March 28, 2002	99.1

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.

*	Indicates a management contract or compensatory plan or arrangement.

Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b)    Reports on Form 8-K

None.

(c)    Exhibits

The Registrant hereby files as part of this Annual Report on Form 10-K/A the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

(d)    Financial Statement Schedules

The Registrant hereby files as part of this Annual Report on Form 10-K/A the consolidated financial statement schedules listed in Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 13, 2002

NEOFORMA, INC.

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. ZOLLARS Robert J. Zollars	Chief Executive Officer (Principal Executive Officer)	December 13, 2002

/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime	Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2002

/s/ CURT NONOMAQUE* Curt Nonamaque	Director	December 13, 2002

/s/ MARK MCKENNA* Mark McKenna	Director	December 13, 2002

/s/ RICHARD D. HELPPIE* Richard D. Helppie	Director	December 13, 2002

/s/ JEFFREY HILLEBRAND* Jeffrey Hillebrand	Director	December 13, 2002

/s/ ANDREW J. FILIPOWSKI* Andrew J. Filipowski	Director	December 13, 2002

/s/ MICHAEL MURRAY* Michael Murray	Director	December 13, 2002

Signature	Title	Date

/s/ ROBERT J. BAKER* Robert J. Baker	Director	December 13, 2002

/s/ C. THOMAS SMITH* C. Thomas Smith	Director	December 13, 2002

*By:	/s/ ANDREW L. GUGGENHIME
Attorney-in-fact

Certifications

I, Robert J. Zollars, Chief Executive Officer of Neoforma, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Neoforma, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 13, 2002

/s/ ROBERT J. ZOLLARS
Robert J. Zollars Chief Executive Officer

Certifications

I, Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Neoforma, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 13, 2002

/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer

NEOFORMA, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Neoforma, Inc.:

We have audited the accompanying consolidated balance sheets of Neoforma, Inc. (the “Company”) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Item 14(a)(2) for the years ended December 31, 2001 and 2000. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows of the Company for the year ended December 31, 1999 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 13, 2002. Those auditors reported on such financial statements prior to the restatement referred to below.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 18, the accompanying 2001 and 2000 consolidated financial statements have been restated.

/s/    DELOITTE & TOUCHE LLP

San Jose, California
December 10, 2002

The following is a copy of the previously issued report of Arthur Andersen LLP, which has ceased operations and which report has not been reissued in connection with this Form 10-K/A, on the consolidated balance sheets of Neoforma, Inc. and subsidiaries at December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Arthur Andersen LLP reported on such financial statements prior to the restatement discussed in Note 18.

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

/s/     ARTHUR ANDERSEN LLP

San Jose, California
February 13, 2002

NEOFORMA, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2000	2001
	(As restated, see Note 18)
Assets
Current assets:
Cash and cash equivalents	$22,530	$14,096
Restricted cash, current portion	500	500
Short-term investments	5,163	—
Accounts receivable, net of allowance for doubtful accounts of $384 and $206 in 2000 and 2001, respectively	2,343	1,377
Prepaid expenses and other current assets	3,480	3,739
Deferred debt costs, current portion	413	175

Total current assets	34,429	19,887

Property and equipment, net	28,673	26,955
Intangibles, net of amortization	127,410	311
Capitalized partnership costs, net of amortization	303,731	234,352
Non-marketable investments	8,400	745
Restricted cash, less current portion	1,500	1,000
Other assets	818	3,051
Deferred debt costs, less current portion	182	—

Total assets	$505,143	$286,301

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$8,089	$5,164
Accounts payable	21,942	4,661
Accrued payroll	2,986	4,708
Other accrued liabilities	1,856	4,152
Deferred revenue	797	1,897

Total current liabilities	35,670	20,582

Deferred rent	279	499

Deferred revenue, less current portion	150	2,111

Notes payable, less current portion:
Due to related party	—	19,000
Other	7,958	1,635

Total notes payable, less current portion	7,958	20,635

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity:
Common Stock $0.001 par value:
Authorized — 300,000 shares at December 31, 2001
Issued and outstanding: 13,676 and 16,589 shares at December 31, 2000 and 2001, respectively	14	17
Warrants	8,290	80
Additional paid-in capital	762,523	803,239
Notes receivable from stockholders	(6,857)	(6,407)
Deferred compensation	(31,134)	(10,344)
Accumulated other comprehensive loss	(3)	(1)
Accumulated deficit	(271,747)	(544,110)

Total stockholders’ equity	461,086	242,474

Total liabilities and stockholders’ equity	$505,143	$286,301

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	1999	2000	2001
		(As restated, see Note 18)
Revenue:
Marketplace revenue:
Related party (see Note 2)	$—	$81	$24,567
Other	83	1,257	1,130

Total Marketplace revenue	83	1,338	25,697
Trading Partner Services revenue:
Trading partner services	921	4,479	1,877
Sales of used equipment	—	4,629	250

Total Trading Partner Services revenue (see Note 2)	921	9,108	2,127

Total revenue	1,004	10,446	27,824
Operating expenses:
Cost of equipment sold	—	3,544	216
Cost of services	—	7,722	13,480
Operations	5,941	14,035	15,675
Product development	8,161	24,785	16,912
Selling and marketing	16,860	51,530	28,646
General and administrative	17,937	22,877	16,064
Amortization of intangibles	715	26,557	30,098
Amortization of partnership costs (see Note 2)	—	29,523	75,651
Costs of strategic partnership	—	9,345	—
Cost of warrant issued to recruiter	2,364	—	—
Write-off of purchased software	—	3,858	1,513
Write-off of acquired in-process research and development	—	16,900	—
Abandoned acquisition costs	—	2,742	—
Restructuring	—	2,791	950
Impairment of intangibles	—	—	11,906
Impairment of assets held for divestiture	—	13,305	81,086
Write-down of non-marketable investments	—	—	8,400
Net gain on divested businesses	—	—	(55)

Total operating expenses	51,978	229,514	300,542

Loss from operations	(50,974)	(219,068)	(272,718)
Other income (expense):
Interest income	659	4,707	769
Interest expense	(676)	(1,362)	(685)
Other income (expense)	(29)	29	271

Net loss	$(51,020)	$(215,694)	$(272,363)

Net loss per share:
Basic and diluted	$(191.51)	$(25.58)	$(17.32)

Weighted average shares — basic and diluted	266	8,432	15,721

Pro forma net loss per share:
Basic and diluted	$(16.31)	$(24.85)

Weighted average shares — basic and diluted	3,128	8,679

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock							Additional Paid-In Capital	Notes Receivable From Shareholders		Accumulated Other Comprehensive Loss		Total Stockholders’ Equity (Deficit)
	Series A		Series B		Common Stock					Deferred Compensation		Accumulated Deficit		Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants
BALANCE, December 31, 1998	900	$1	286	$—	120	$1	$7	$1,926	$(10)	$(47)	$—	$(5,033)	$(3,155)	$(4,563)

Repayment of note receivable from stockholder	—	—	—	—	—	—	—	—	60	—	—	—	60
Common stock issued as a result of options exercised at $1.00 to $70.00 per share	—	—	—	—	1,286	1	—	9,114	(8,295)	—	—	—	820
Common stock repurchased at $1.00 per share	—	—	—	—	(1)	—	—	(1)	—	—	—	—	(1)
Valuation of options issued to consultants	—	—	—	—	—	—	—	850	—	—	—	—	850
Valuation of shares received for issuance to consultants	—	—	—	—	—	—	—	8	—	—	—	—	8
Issuance of warrants to purchase common stock	—	—	—	—	—	—	10	—	—	—	—	—	10
Valuation of preferred stock warrants issued to lender in conjunction with debt	—	—	—	—	—	—	1,240	—	—	—	—	—	1,240
Valuation of common stock issued to consultants	—	—	—	—	1	—	—	641	—	—	—	—	641
Valuation of warrants to purchase common stock issued to consultant at $0.10 per share	—	—	—	—	—	—	2,364	—	—	—	—	—	2,364
Common stock issued in connection with the acquisition of the assets of FDI Information Resources, LLC (FDI)	—	—	—	—	35	—	—	3,149	—	—	—	—	3,149
Deferred compensation	—	—	—	—	—	—	—	60,552	—	(60,552)	—	—	—
Unrealized losses on available for sale securities	—	—	—	—	—	—	—	—	—	—	(40)	—	(40)	$(40)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	13,211	—	—	13,211
Net loss	—	—	—	—	—	—	—	—	—	—	—	(51,020)	(51,020)	(51,020)

BALANCE, December 31, 1999	900	$1	286	$—	1,441	$2	$3,621	$76,239	$(8,245)	$(47,388)	$(40)	$(56,053)	$(31,863)	$(51,060)

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock						Warrants	Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 1999	900	$1	286	$—	1,441	$2	$3,621	$76,239	$(8,245)	$(47,388)	$(40)	$(56,053)	$(31,863)	$(51,060)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	245	—	—	—	245
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	—	—	(246)	—	—	—	(246)
Common stock issued as a result of options exercised at $1.00 to $70.00	—	—	—	—	14	—	—	112	—	—	—	—	112
Common stock repurchased at $1.00 to $70.00	—	—	—	—	(190)	—	—	(2,181)	1,907	—	—	—	(274)
Valuation of options issued to consultants	—	—	—	—	—	—	—	212	—	—	—	—	212
Valuation of warrants issued to consultants	—	—	—	—	—	—	67	—	—	—	—	—	67
Conversion of Preferred Stock to common stock	(900)	(1)	(286)	—	3,999	4	—	88,769	—	—	—	—	88,772
Issuance of common stock for Initial Public Offering net of issuance costs of $9.3 million	—	—	—	—	805	1	—	95,336	—	—	—	—	95,337
Common stock issued in connection with exercise of warrant, net of shares repurchased	—	—	—	—	70	—	(3,563)	3,563	—	—	—	—	—
Common stock issued and Notes receivable from stockholders assumed in connection with the acquisition of Pharos Technologies, Inc. (Pharos)	—	—	—	—	198	—	—	22,000	(518)	—	—	—	21,482
Common stock issued in connection with the acquisition of U.S. Lifeline, Inc. (USL)	—	—	—	—	6	—	—	2,769	—	—	—	—	2,769
Common stock issued in connection with the acquisition of EquipMD, Inc. (EquipMD)	—	—	—	—	437	—	—	133,615	—	—	—	—	133,615
Common stock issued in connection with the acquisition of certain assets of National Content Liquidators, Inc.	—	—	—	—	30	—	—	2,162	—	—	—	—	2,162
Common stock issued to VHA Inc. (VHA) and University Health System Consortium (UHC) in connection with the Outsourcing Agreement	—	—	—	—	5,755	6	—	291,325	—	—	—	—	291,331
Valuation of warrants earned by VHA and UHC	—	—	—	—	—	—	41,925	—	—	—	—	—	41,925
Common stock issued to UHC in connection with exercise of warrant	—	—	—	—	188	—	(9,072)	9,072	—	—	—	—	—
Conversion of VHA warrants to Restricted Common Stock	—	—	—	—	905	1	(24,688)	24,687	—	—	—	—	—
Deferred compensation on options issued to employees	—	—	—	—	—	—	—	4,656	—	(4,656)	—	—	—
Deferred compensation on options to purchase common stock assumed as part of the acquisition of EquipMD	—	—	—	—	—	—	—	23,053	—	(23,053)	—	—	-—
Reduction in amortization of deferred compensation as a result of employee attrition	—	—	—	—	—	—	—	(3,733)	—	—	—	—	(3,733)
Reduction in deferred compensation as a result of employee attrition	—	—	—	—	—	—	—	(8,374)	—	8,374	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	34,189	—	—	34,189
Change in deferred compensation as a result of option accounted for under variable plan accounting	—	—	—	—	—	—	—	(1,400)	—	1,400	—	—	—
Common stock issued under the employees stock purchase plan	—	—	—	—	18	—	—	641	—	—	—	—	641
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	37	—	37	37
Net loss	—	—	—	—	—	—	—	—	—	—	—	(215,694)	(215,694)	(215,694)

BALANCE, December 31, 2000*	—	$—	—	$—	13,676	$14	$8,290	$762,523	$(6,857)	$(31,134)	$(3)	$(271,747)	$461,086	$(215,657)

*	Activity for the years ended December 31, 2000 and 2001 has been restated. See Note 18 for further discussion of this restatement.

NEOFORMA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except per share amounts)

	Preferred Stock
	Series A		Series B		Common Stock		Warrants	Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000*	—	$—	—	$—	13,676	$14	$8,290	$762,523	$(6,857)	$(31,134)	$(3)	$(271,747)	$461,086	$(215,657)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	156	—	—	—	156
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	—	—	(95)	—	—	—	(95)
Common stock issued as a result of options exercised at $1.00 to $11.88	—	—	—	—	33	—	—	235	—	—	—	—	235

Common stock repurchased at $1.00 to $70.00	—	—	—	—	(65)	—	—	(316)	215	—	—	—	(101)
Common stock issued for cash as part of an equity financing at $16.90 per share, net of issuance costs of $1,062	—	—	—	—	1,805	2	—	29,436	—	—	—	—	29,438
Common stock issued in connection with exercise of warrant, net of shares repurchased	—	—	—	—	4	—	(47)	47	—	—	—	—	—
Restricted Common Stock issued to employees in lieu of cash bonuses	—	—	—	—	37	—	—	873	—	—	—	—	873
Valuation of Restricted Stock earned by VHA and UHC	—	—	—	—	482	1	—	6,272	—	—	—	—	6,273
Write-off of uncollectible note receivable from stockholder	—	—	—	—	—	—	—	—	174	—	—	—	174
Conversion of UHC warrants to Restricted Common Stock	—	—	—	—	377	—	(8,163)	8,163	—	—	—	—	—
Restricted common stock awards issued to employees	—	—	—	—	186	—	—	3,602	—	(3,602)	—	—	—
Reversal of amortization of deferred compensation as a result of employee terminations	—	—	—	—	—	—	—	(887)	—	—	—	—	(887)
Reduction in deferred compensation as a result of employee terminations	—	—	—	—	—	—	—	(7,233)	—	7,233	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	17,159	—	—	17,159
Common stock issued under the employees stock purchase plan	—	—	—	—	54	—	—	524	—	—	—	—	524
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	2	—	2	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	(272,363)	(272,363)	(272,363)

BALANCE, December 31, 2001*	—	$—	—	$—	16,589	$17	$80	$803,239	$(6,407)	$(10,344)	$(1)	$(544,110)	$242,474	$(272,361)

*	Activity for the years ended December 31, 2000 and 2001 has been restated. See Note 18 for further discussion of this restatement.

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	1999	2000	2001
	(As restated, see Note 18)
Cash flows from operating activities:
Net loss	$(51,020)	$(215,694)	$(272,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees	—	—	873
Write-off of note receivable	—	—	174
Amortization resulting from issuance of Series E preferred stock in connection with prepaid consulting services	269	1,293	—
Common stock issued in connection with consulting services	7	—	—
Valuation of common stock options issued in connection with consulting services	1,484	212	—
Valuation of common stock reserved for future issuance in connection with consulting services	8	—	—
Valuation of warrants to purchase common stock in exchange for consulting services	2,364	67	—
Forgiveness of note payable in connection with acquisition	—	—	(500)
Provision for doubtful accounts	—	524	898
Accrued interest on stockholder notes receivable	—	(246)	(95)
Depreciation and amortization of property and equipment	980	8,162	8,577
Amortization of intangibles	715	26,557	30,098
Costs of strategic partnership financed through note payable	—	6,000	—
Amortization of partnership costs	—	29,523	75,651
Amortization of deferred compensation	13,211	30,456	16,272
Amortization of deferred debt costs	236	420	420
Write-off of purchased software	—	3,858	1,513
Write-off of acquired in-process research and development	—	16,900	—
Write-down of intangible assets related to anticipated divestitures	—	13,305	81,086
Impairment of intangibles	—	—	11,906
Write-down of non-marketable investments	—	—	8,400
Net gain on divested businesses	—	—	(55)
Change in assets and liabilities, net of acquisitions:
Restricted cash	—	(2,000)	500
Accounts receivable	(151)	(2,443)	(34)
Prepaid expenses and other current assets	(2,385)	(2,877)	661
Other assets	—	1,063	(392)
Accounts payable	6,738	14,233	(17,269)
Accrued liabilities and accrued payroll	1,678	2,266	4,324
Deferred revenue	77	64	3,770
Deferred rent	—	279	220

Net cash used in operating activities	(25,789)	(68,078)	(45,365)

Cash flows from investing activities:
Purchases of marketable investments	(23,550)	(6,621)	(2,681)
Proceeds from the sale or maturities of marketable investments	—	25,206	7,825
Cash surrendered with divested businesses, net of cash proceeds received	—	—	(166)
Proceeds from repayment of notes receivable relating to divestitures	—	—	150
Cash paid for the acquisition of GAR, net of cash acquired	(1,800)	—	—
Cash paid for the acquisition of Pharos, net of cash acquired	—	(500)	—
Cash paid for the acquisition of USL, net of cash acquired	—	(3,107)	—
Cash paid for the acquisition of EquipMD, net of cash acquired	—	(3,868)	—
Cash paid for the acquisition of certain assets of NCL, net of cash acquired	—	(553)	—
Purchase of non-marketable investments	(2,500)	(5,900)	—
Purchases of property and equipment	(9,009)	(31,796)	(8,699)

Net cash used in investing activities	(36,859)	(27,139)	(3,571)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	4,434	—	—
Proceeds from draws under line of credit	—	—	19,000
Repayments of notes payable	(1,550)	(3,608)	(8,750)
Proceeds from the issuance of Series D mandatorily redeemable convertible preferred stock, net of issuance costs	11,986	—	—
Proceeds from the issuance of Series E and E-1 mandatorily redeemable convertible preferred stock, net of issuance costs	71,380	—	—
Collections of notes receivable from stockholders	60	245	155
Cash received related to options exercised	—	112	236
Proceeds from the issuance of common stock under the employee stock purchase plan	—	641	524
Common stock repurchased, net of notes receivable issued to common stockholders	—	(272)	(101)
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	818	95,337	29,438

Net cash provided by financing activities	87,128	92,455	40,502

Net increase (decrease) in cash and cash equivalents	24,480	(2,762)	(8,434)
Cash and cash equivalents, beginning of period	812	25,292	22,530

Cash and cash equivalents, end of period	$25,292	$22,530	$14,096

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$439	$869	$658

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years ended December 31,
	1999	2000	2001
	(As restated, see Note 18)
Supplemental schedule of noncash financing activities:
Issuance of warrants and restricted stock	$2,364	$41,925	$6,273

Issuance of common stock for notes receivable	$8,295	$—

Issuance of warrants to purchase mandatorily redeemable convertible preferred stock	$1,240	$—	$—

Issuance of note payable to related party in connection with acquisition of GAR	$7,800	$—	$—

Issuance of common stock in connection with the acquisition of FDI	$3,150	$—	$—

Reduction of deferred compensation resulting from employee terminations	$—	$8,374	$7,233

Deferred compensation related to acquisition of EquipMD	$—	$23,053	$—

Reduction of deferred compensation related to an option grant under variable plan accounting	$—	$1,400	$—

Conversion of preferred stock to common stock	$—	$88,772	$—

Issuance of common stock in connection with acquisition of Pharos	$—	$22,000	$—

Issuance of common stock in connection with the acquisition of USL	$—	$2,769	$—

Issuance of common stock in connection with the acquisition of EquipMD	$—	$133,615	$—

Issuance of common stock in connection with partnership agreements	$—	$291,331	$—

Issuance of common stock in connection with the acquisition of certain assets of NCL	$—	$2,162	$—

Note payable issued in connection with establishing strategic partnership	$—	$6,000	$—

Non-marketable investment received in divestiture	$—	$745	$—

Notes receivable from common stockholders cancelled in repurchase of common shares	$—	$1,907	$215

Cancellation of note payable as part of divestiture	$—	$—	$500

Issuance of restricted stock to employees	$—	$—	$3,602

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

Since inception, the Company has incurred significant losses, and, as of December 31, 2001, had an accumulated deficit of $544.1 million. The Company anticipates that currently available funds, consisting of cash and cash equivalents, combined with those funds available through its line of credit with VHA Inc. (VHA) and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company derives its revenue from marketplace services and from other related trading partner applications and services. Marketplace services revenue are generated by transaction fees and subscription based fees for the use of our applications and use of services. Trading partner services revenue primarily has consisted of software license and maintenance fees, sponsorship fees, subscription fees and implementation fees.

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

Software License and Maintenance Fees.    For software license and maintenance revenue, the Company applies the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company does not bifurcate the fee and does not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition.”

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product has been delivered to a common carrier, at which time title and risk of loss passes to the customer.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Implementation Fees.    Implementation fees, as they relate to the implementation of the Company’s e-commerce solution, are generally recognized ratably over the term of the underlying agreement. As the Company performs services for implementation of software products, the Company recognizes revenue on a completed contract basis.

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

Major Customers

On a revenue generated per marketplace basis, the Company’s Marketplace@Novation represented approximately 0%, 1% and 90% of the Company’s total revenue for the years ended December 31, 1999, 2000 and 2001, respectively. Total amounts paid by Novation, LLC (Novation) to the Company in revenue was $0, $81,000 and $24.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers accounted for 10% or more of total outstanding receivables as of:

	December 31,
	2000	2001
Customer A	21%	*
Customer B	15%	*

*	Customer accounted for less than 10%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills, commercial paper and marketable securities with original maturities of three months or less and are stated at fair market value.

Restricted Cash

In connection with an operating lease entered into in fiscal 2000 relating to the Company’s corporate headquarters in San Jose, California, the Company established a letter of credit in the amount of $2.0 million payable to the landlord, securing the Company’s obligation under the lease. The letter of credit is secured by balances in the Company’s investment accounts and is classified as restricted cash in the accompanying consolidated balance sheets. During the year ended December 31, 2001, the Company reduced the balance of the letter of credit to $1.5 million as allowed under the terms of the lease.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents, restricted cash and short-term investments are all due within one year and were as follows by major security type:

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

Investments classified as cash equivalents and restricted cash amounted to $18.7 million and $7.6 million at December 31, 2000 and 2001, respectively.

Accounts Receivable

Accounts receivable consists primarily of amounts to be collected from purchasers of services rendered, or in the case of the Company’s live auction services, amounts due from purchasers for services rendered or for product purchased. Accounts receivable is recorded net of allowance for doubtful accounts.

Property And Equipment

Property and equipment are stated at cost, and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized and depreciated over the same period as the software. Internal costs incurred to develop software for use in operations which were potentially eligible for capitalization were not material and accordingly, were expensed as incurred and are included in product development costs in the accompanying consolidated statements of operations. Repairs and maintenance costs are expensed as incurred. Capitalized interest is included in property and equipment under the provisions of SFAS No. 34, “Capitalization of Interest Cost.” Total interest incurred, before amounts capitalized, in the years ended December 31, 2000 and 2001, was $1.4 million and $1.8 million, respectively, of which approximately $0 and $1.1 million at December 31, 2000 and 2001, respectively, was capitalized. The Company will amortize these amounts over the same period as the related assets are being depreciated.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2000 and 2001, property and equipment consisted of the following (in thousands):

	2000	2001
Computer and equipment	$12,094	$14,925
Software	19,799	21,666
Furniture and fixtures	2,275	2,133
Leasehold improvements	2,374	2,448

	36,542	41,172
Less: Accumulated depreciation and amortization	(7,869)	(14,217)

Property and equipment, net	$28,673	$26,955

Intangibles

Intangibles consist of acquired assembled work force, customer lists, software, developed technology and goodwill which represents the amount of the purchase price in excess of the fair value of net assets in the acquisitions of GAR, FDI Information Resources, LLC (FDI), Pharos, USL, EquipMD and National Content Liquidators, Inc. (NCL). Historically, the intangibles have been amortized on a straight-line basis over a period of 3 to 7 years.

Intangible assets include the following:

	December 31,
	2000	2001
	(in thousands)
Assembled work force	$450	$—
Software	550	—
Developed technology	1,400	—
Customer lists	15,000	311
Goodwill	135,324	—

	152,724	311
Less: Accumulated amortization	(25,314)	—

	$127,410	$311

As of December 31, 2000, the Company had formally adopted a plan to divest itself of its GAR, NCL and USL subsidiaries, as none of these subsidiaries were aligned with the core business of the Company going forward. Additionally, as of December 31, 2001, the Company formally adopted a plan to divest itself of EquipMD as part of its ongoing focus on the Company’s core business. As a result of the divestitures, the Company reassessed the value of each subsidiary based primarily on the expected sales price of the respective businesses. The resulting write-downs of the intangibles balance of approximately $13.3 million related to the Auction operations and $81.1 million related to EquipMD in 2000 and 2001, respectively, was a direct result of the revised valuation of each of the businesses in light of the divestitures (see Note 8 for further discussion).

As of December 31, 2001, the Company performed an assessment of the carrying value of the Pharos intangible assets. The absence of a readily identifiable market value for the technology and other intangible assets acquired, combined with certain other events and the termination of the Company’s internal use of the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology acquired, led the Company to the conclusion that the carrying value of the intangibles was impaired and therefore, not recoverable as of December 31, 2001. As a result, an impairment charge of $11.9 million was recorded during the fourth quarter of 2001.

Capitalized Partnership Costs

Capitalized partnership costs consists primarily of capitalized charges related to the issuances of common stock and restricted common stock in connection with an outsourcing and operating agreement entered into by the Company during the fiscal year 2000 and is shown net of accumulated amortization (see Note 16 for discussion of both the outsourcing and operating agreement and the related costs that have been capitalized).

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

Due to uncertainties regarding the financial position of CarePortal, the resulting decline in the Company’s estimate of the fair market value of this investment and the Company’s belief that the decline in value was not temporary in nature, the Company concluded that the investment in CarePortal had no future realizable value as of December 31, 2001. As such, during the fourth quarter of 2001, the Company wrote off its $5.4 million investment in CarePortal.

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

In April 2001, as part of the divestiture of the Company’s Plan operations, the Company received 1,490,637 shares of Series A Preferred Stock in Attainia, Inc. (Attainia) as part of the consideration paid by Attainia for

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their purchase of certain portions of the Company’s Plan operations. These shares were valued at $0.50 per share and resulted in a total investment in non-marketable securities of approximately $745,000 being recorded (see Note 8 for further discussion of this transaction).

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company has recorded impairment charges relating to the divestitures of the GAR, NCL, USL and EquipMD subsidiaries (see Note 8 for further discussion).

The Company evaluates the current and forecasted utilization of its purchased software licenses. As a result of these evaluations, the Company identified certain software licenses that were no longer being utilized. The Company recorded impairment charges of $3.9 million and $1.5 million in 2000 and 2001, respectively, to write off these assets.

Product Development Costs

Product development costs include expenses incurred by the Company to develop and enhance the Company’s Website and related Website services. Non-software related product development costs are expensed as incurred.

The Company accounts for internally generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Internally generated costs which were eligible for capitalization, after consideration of factors such as realizable value, were not material for the years ended December 31, 1999, 2000 and 2001 and, accordingly, all internally generated software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Stock Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option plans. The Company follows the provisions of SFAS No. 123 for options granted to consultants and non-employees. For stock based compensation related to stock option issuances, the Company has historically amortized such expenses on an accelerated basis utilizing the multiple option approach.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of applying the interpretation should be recognized on a prospective basis from July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company’s financial position or results of operations.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 1999, 2000 and 2001, the Company recorded $40,000 of unrealized holding losses, $37,000 of unrealized holding gains and $2,000 of unrealized holding gains, respectively. The Company has integrated the presentation of comprehensive income (loss) with the accompanying consolidated statements of changes in stockholders’ equity (deficit).

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	1999	2000	2001
Net loss	$(51,020)	$(215,694)	$(272,363)

Basic and diluted:
Weighted average shares of common stock outstanding	585	9,203	16,020
Less: Weighted average shares of common stock subject to repurchase	(319)	(771)	(299)

Weighted average shares used in computing basic and diluted net loss per share	266	8,432	15,721

Basic and diluted net loss per common share	$(191.51)	$(25.58)	$(17.32)

Pro forma:
Net loss	$(51,020)	$(215,694)

Shares used above	266	8,432
Pro forma adjustment to reflect weighted average effect of assumed conversion of convertible preferred stock	2,862	247

Weighted average shares used in computing pro forma basic and diluted net loss per share	3,128	8,679

Pro forma basic and diluted net loss per share	$(16.31)	$(24.85)

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF No. 00-25 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. In November 2001, the EITF reached a consensus on EITF No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25. As a result of the application of EITF No. 01-9, effective beginning the quarter ended March 31, 2002, certain costs associated with equity consideration provided in connection with the Company’s outsourcing and operating agreement with Novation, VHA, University HealthSystem Consortium (UHC) and Healthcare Purchasing Partners International, LLC (HPPI), historically classified as operating expenses, will be offset against related party revenue from those parties. This treatment will be presented on a retroactive basis for all periods and will result in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period will

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue to be classified as an operating expense. The following table summarizes the impact the pro forma application of EITF No. 01-9 will have on the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2000	2001
Revenue:
Related party marketplace revenue	$81	$24,567
Related party trading partner services revenue	—	254
Offset of amortization of partnership costs	(81)	(24,821)

Total pro forma related party revenue	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$29,523	$75,651
Offset to related party revenue	(81)	(24,821)

Total pro forma amortization of partnership costs reported as operating expenses	$29,442	$50,830

Upon adoption of EITF No. 01-9, the amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company will account for the fees paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs will be reported as a cash flow from financing activities in the Company’s Consolidated Statements of Cash Flows. As reclassifications, these changes will have no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes the adoption of this pronouncement in 2002 will not have a significant impact on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SPAS No. 145 becomes effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

        As of December 31, 2001, the Company had an additional $5.7 million of notes receivable from stockholders, consisting of one note from a former executive officer of the Company in the amount of $4.9 million, due no later than December 2003, and several other notes totaling approximately $800,000 due on varying dates through January 2005 from current and former employees of the Company.

4.    LOANS AND NOTES PAYABLE

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

        In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. In connection with this facility, the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company issued the lender a warrant to purchase 13,771 shares of Series D preferred stock at $11.80 per share (see Note 13). At December 31, 2001, the outstanding balance under this facility was $1.0 million.

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

In April 2001, the Company entered into a $25.0 million revolving credit agreement with VHA. Under the credit agreement, until May 31, 2002, the Company is able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds that the Company borrows under this credit agreement will bear interest at a rate of 10% per annum and will be secured by substantially all of the Company’s assets. In the event that the Company (i) sells any of its stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by assets the Company owned as of the date the Company entered into the credit agreement, then the maximum of $25.0 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds the Company receives from any of these transactions. As of December 31, 2001, the Company had outstanding borrowings of $19.0 million under the line of credit, and remaining available funds of $6.0 million. On February 13, 2002, the Company and VHA executed an amendment to the credit agreement, which modified the credit agreement to extend both the availability and the maturity date of the revolving credit line through May 31, 2003. All other terms of the credit agreement remained unchanged.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities of principal on the loans and notes payable as of December 31, 2001 are as follows (in thousands):

2002	$5,164
2003	20,540
2004	95

$25,799

5.    COMMITMENTS

The Company leases its various office facilities under operating leases. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $793,000, $4.5 million and $2.5 million, respectively.

Future minimum obligations under non-cancelable operating leases are as follows (in thousands):

2002	$3,471
2003	3,069
2004	3,097
2005	3,132
2006	3,242
2007	832

$16,843

In October 2000, the Company entered into a sublease agreement whereby the Company was subleasing to a third party corporation approximately 27% of the space in the building which serves as the Company’s headquarters. In 2000 and 2001, the Company received $324,000 and $1.1million, respectively, in sublease payments from the third party corporation. The sublease committed this third party to make sublease payments to the Company totaling $2.2 million and $1.7 million in 2002 and 2003, respectively. In late 2001, this corporation notified the Company that due to financial difficulties, it would be unable to comply with the terms of its sublease commitment in 2002 and 2003. As a result, the Company entered into a settlement agreement with the tenant corporation on January 2, 2002 whereby the Company retained the security deposits and other amounts securing the sublease obligation, the Company received payment of an additional $325,000 from the tenant corporation as a settlement, the Company retained effectively all of the furniture and leasehold improvements present in the subleased space and the tenant corporation agreed to vacate the facility and release any claim on it as of the that date. The funds received from the tenant corporation have been booked as a deposit and will be amortized over the term of the terminated sublease agreement as a reduction in the Company’s rent expense each period.

In May 2000, as part of the termination of the proposed mergers with Eclipsys Corporation (Eclipsys) and Healthvision, Inc. (Healthvision), the Company entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between the Company and Healthvision. Under the terms of the arrangement, the Company purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with the Company’s  e-commerce platform technology. Additionally, the Company committed to utilize their professional services organizations to assist in this work at a minimum of $4.3 million over a four-year period. The Company is

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently in dispute with Healthvision and Eclipsys over this arrangement regarding the Company’s obligation to utilize their services. As of December 31, 2001, the Company had utilized $1.6 million of these professional services.

In May 1999, the Company entered into an agreement with a non-profit health services research organization (the Organization), which allows the Company to use content from the Organization’s database of information about medical products and manufacturers and obtain a license to use elements of its classification system. Additionally, the agreement provides for joint marketing activities and collaboration in the creation of a database of product and vendor information. This agreement also requires the Company to make revenue sharing payments to the Organization during the three-year term of the agreement and for two years following expiration or termination of the agreement with respect to revenue derived from the Company’s Plan service. During the second and third years, the Company is required to pay a nonrefundable fee of $600,000 per year, in equal monthly installments, which shall be credited against any revenue sharing profits payable. In May 2001, as a result of the Company’s divestiture of the majority of the Plan services, combined with the Company narrowing its strategic focus on its marketplace business, the Company entered into a Settlement and Release Agreement with the Organization to terminate the agreement. The settlement agreement terminated the initial agreement with the Organization effective March 14, 2001, including all revenue sharing and fee requirements, in exchange for a commitment by the Company to pay $425,000 over the next 12 months in four installments of $125,000, $75,000, $25,000 and $200,000 payable on May 31, 2001, September 1, 2001, December 15, 2001 and February 15, 2002, respectively. As of December 31, 2001 the first three payments required under the settlement agreement totaling $225,000 had been made and the Company had accrued for the remaining $200,000 balance.

In October 1999, the Company entered into a three-year agreement with a consulting firm (the Consultant), which was a stockholder as a result of the Series E financing, in which the Consultant agreed to introduce the Company’s services to appropriate clients, based on their interests, and to incorporate the Company’s services into certain of its service offerings. The agreement also provides for joint marketing activities. In consideration, the Company has agreed to make payments to the Consultant in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma e-commerce transaction revenue and other payments. The Company has also agreed to utilize the Consultant’s services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from the Consultant, at a discount from the Consultant’s standard fees. For the year ended December 31, 2000, the Company recorded expenses amounting to $1.7 million related to services provided by the Consultant under this agreement. No expenses were incurred related to these services for fiscal 1999 and 2001.

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

6.    LITIGATION

In July 2001, the Company was named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York related to its initial public offering (IPO), on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These complaints in these actions are virtually identical and have since been consolidated. The lawsuits also named certain of the underwriters involved in the IPO, including Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens, as well as Neoforma’s Chairman and Chief Executive Officer, Robert Zollars, and Neoforma’s former Chief Financial Officer, Frederick Ruegsegger, as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of Neoforma’s stock. Neoforma and its officers are named in the suits pursuant to Section 11 of the Securities Act of 1933. The complaints seek unspecified damages, rescissory damages to members of the class that no longer hold Neoforma stock, interest, attorney and expert fees and other litigation costs. The Company plans to vigorously defend these actions.

On January 11, 2002, the Company filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc. (Med-XS) in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of the Company’s subsidiary, Neoforma GAR, Inc., which had provided Auction services. Prior to filing of the suit, the Company had accelerated all principal payments under the promissory note, due to Med-XS’s failure to make scheduled payments under the promissory note, and made demand to Med-XS for the entire $2.4 million. Defendants have made a counterclaim to the suit, alleging breach of contract, fraud, and breach of implied covenant of good faith and fair dealing. The Company has filed a motion to dismiss the counterclaims. See Note 17 for discussion of subsequent developments related to this matter.

7.    ACQUISITIONS

GAR

In August 1999, the Company acquired substantially all of the assets of GAR, a live auction house and asset management company focused on medical products. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of GAR are included in the Company’s consolidated statements of operations from the date of acquisition. According to the terms of the agreement, a segment of GAR’s operations related to the auction of non-medical industrial products was sold back to one of the original owners of GAR for nominal consideration. Accordingly, the revenue and direct costs associated with the industrial operations have been eliminated in the pro forma tables presented below.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price of approximately $9.7 million consisted of $1.7 million in cash, a note payable of $7.8 million, the assumption of $100,000 of liabilities and acquisition-related expenses of $100,000. In the initial allocation of the purchase price, $25,000 was allocated to tangible assets and $9.7 million was allocated to intangible assets as goodwill. Prior to the impairment as discussed in Note 8, the goodwill was being amortized over an estimated useful life of seven years. The note payable is due over a five-year period and bears interest at a rate of 7% per annum.

FDI

In November 1999, the Company acquired certain assets of FDI, a company in the business of developing and licensing equipment planning software. Under the terms of the agreement, the Company acquired the rights to software and certain customer contracts. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of FDI are included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $3.4 million consisted of 35,000 shares of common stock valued at $3.2 million, estimated assumed liabilities of approximately $97,000 and estimated acquisition-related expenses of approximately $112,000. In the allocation of the purchase price, $550,000, $100,000 and $2.7 million were allocated to acquired software, assembled workforce and trade names, and goodwill, respectively. Prior to the sale of these assets as discussed in Note 8, the acquired software, assembled workforce and trade names and goodwill were being amortized over an estimated useful life of three years.

The unaudited pro forma results of operations of the Company, GAR and FDI for the year ended December 31, 1999, assuming the acquisitions took place at the beginning of this period, are as follows (in thousands, except per share amounts):

For the Year Ended December 31, 1999
Revenue	$2,764
Net loss	$(53,193)
Basic and diluted net loss per share	$(199.67)

Pharos

In January 2000, the Company acquired Pharos, a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of Pharos are included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $22.8 million consisted of approximately 200,000 shares of common stock valued at $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $164,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 70,000 were subject to repurchase rights which lapse over the vesting period of the original terms of the shares, which specify a vesting period of four years. As of December 31, 2001, approximately 7,000 of these shares were subject to repurchase. In the initial allocation of the purchase price, $750,000, $1.9 million, $1.4 million, $250,000 and $18.6 million were allocated to tangible assets, acquired in-process research and development, developed technology,

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assembled workforce and goodwill, respectively. The acquired in-process research and development was expensed upon consummation of the acquisition. Prior to the impairment as discussed in Note 8, the developed technology was being amortized from the point that the technology was put to productive use over an estimated useful life of three years and the goodwill was being amortized over an estimated useful life of five years.

In connection with the acquisition of Pharos, we allocated $1.9 million of the purchase price to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

We allocated values to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the Pharos’ next-generation technologies.

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

Pharos’ primary in-process research and development projects involved designing new technologies and an application platform for a next generation content syndication solution, including enterprise application integration. The estimated revenue for the in-process projects was expected to peak within three years of acquisition and then decline as other new products and technologies were expected to enter the market.

Operating expenses were estimated based on historical results and management’s estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

The rates utilized to discount the net cash flows to their present value were based on the estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 35 to 40% were appropriate for the in-process research and development, and discount rates of 20% were appropriate for the existing products and technology. These discount rates were commensurate with Pharos’ stage of development and the uncertainties in the economic estimates described above.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

USL

In March 2000, the Company acquired USL, a healthcare content company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of USL are included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $7.2 million consisted of approximately 6,000 shares of common stock valued at $2.8 million, $3.5 million in cash and estimated assumed liabilities of approximately $924,000. In the initial allocation of the purchase price, $799,000, $700,000 and $5.7 million were allocated to tangible assets, subscriber base and goodwill, respectively. Prior to the impairment as discussed in Note 8, the goodwill and the subscriber base were being amortized over useful lives of five and three years, respectively.

EquipMD

In April 2000, the Company acquired EquipMD, a business-to-business procurement company serving the physician market. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the date of the acquisition. The results of operations of EquipMD are included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $141.7 million consisted of approximately 440,000 shares of the Company’s common stock valued at approximately $126.4 million, 27,000 vested options valued at approximately $7.2 million and estimated assumed liabilities and acquisition costs of $8.1 million. In addition, the Company assumed approximately 81,000 unvested options. In the initial allocation of the purchase price, $1.5 million, $100,000, $15.0 million, $110.1 million and $15.0 million were allocated to tangible assets, assembled workforce, customer lists, goodwill and acquired in-process research and development, respectively. Prior to the impairment as discussed in Note 8, the intangible assets were being amortized over an estimated useful life of five years.

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

In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on management’s estimates of cost of sales, operating expenses and income taxes from such projects.

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

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 40% was considered appropriate for the in-process research and development. These discount rates were commensurate with EquipMD’s stage of development and the uncertainties in the economic estimates described above.

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

NCL

In July 2000, the Company acquired certain assets of NCL, an asset management company focused on healthcare facility liquidations and the resale of used medical products. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of NCL are included in the Company’s consolidated statements of operations from the date of acquisition. The total purchase price of approximately $3.2 million consisted of approximately 30,000 shares of common stock valued at $2.2 million, $500,000 in cash and $500,000 in notes payable to the principals of NCL. In the initial allocation of the purchase price, the full $3.2 million was allocated to goodwill, as there were no material tangible assets acquired. Prior to the impairment as discussed in Note 8, the goodwill was being amortized over an estimated useful life of seven years.

The pro forma results of operations of the Company, GAR, FDI, Pharos, USL, EquipMD and NCL for the twelve months ended December 31, 1999 and 2000, assuming the acquisitions took place at the beginning of the respective periods, are as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	1999	2000
Revenue	$4,705	$12,274

Net loss	$(85,799)	$(227,240)

Basic and diluted net loss per share	$(96.03)	$(26.42)

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    DIVESTITURES

In the fourth quarter of 2000, the Company’s management, working with the Board of Directors, finalized a plan to refocus the Company’s operations on the building and operating of Internet marketplaces for trading partners. As part of this process, the Company announced its intention to divest itself of two of its operations that were not aligned with that strategy. The operations to be divested were Auction, which consisted primarily of GAR and the assets acquired from NCL, the USL subsidiary. As of December 31, 2000, the Company’s management had received approval from the Board of Directors for its plan to divest the Company of these two operations.

As a result of this plan, as of December 31, 2000, the Company wrote down the assets of both operations to the estimated net realizable disposal value at December 31, 2000 by recording an impairment charge of $13.3 million. As of December 31, 2000, the operations to be divested had total tangible assets of $1.7 million, total liabilities of $843,000 and intangible assets of $16.1 million. In connection with these planned divestitures, in 2000, the Company recorded $691,000 of restructuring charges for anticipated divestiture related costs including severance and accrued rent relating to idle facilities. In 2001, the Company recorded an additional restructuring charge of $600,000 to reflect additional costs relating to severance and idle facilities resulting from the divestiture of its Auction operations. As of December 31, 2001, the remaining accrual relating to these restructuring charges was $702,000.

In April 2001, the Company completed the sale of substantially all of the assets of USL, the Company’s healthcare content subsidiary and part of its Plan operations, to Medical Distribution Solutions, Inc. (MDSI) for consideration totaling $1.25 million. Per the terms of the asset purchase agreement entered into by and between the Company and MDSI, the Company agreed to sell to MDSI substantially all of the assets and certain liabilities of the USL operations, resulting in net assets of approximately $750,000 in book value being transferred. The purchase price was comprised of $500,000 of cash delivered to the Company upon the closing and a $750,000 non-interest bearing promissory note payable to the Company in three annual installments commencing in April 2003. This note was recorded on the company’s books at the net present value of $533,000 as of the date of the divestiture. In addition, the Company will receive a revenue share from MDSI on certain types of sales. The net result of the transaction to the Company was a gain on the divestiture of these assets of approximately $307,000. As of December 31, 2001, the full amount of the promissory note remained outstanding, none of which is due during fiscal 2002.

In April 2001, the Company entered into an agreement to sell to Attainia substantially all of the remaining assets of the Company’s Plan operations, which consisted of those assets that the Company acquired as part of the acquisition of certain assets of FDI in November 1999. The Company agreed to sell to Attainia approximately $1.8 million of net assets and to provide free office space to Attainia in the Company’s corporate headquarters for up to six months, as well as to provide access to $227,000 of working capital to Attainia in the form of a short-term promissory note. This note bears interest at 8% and is payable in installments over the 15 months subsequent to the closing of the transaction. As of December 31, 2001, all $227,000 of the note remained outstanding, and the full amount was classified as prepaid expenses and other assets and is due during fiscal 2002. In connection with the sale, Attainia issued to the Company 1,490,637 shares of its Series A Preferred Stock, which was valued at $0.50 per share, resulting in consideration of $745,000 being provided to the Company upon closing. These shares are recorded in the non-marketable investments section of the accompanying balance sheet as of December 31, 2001. In addition, the Company will receive a revenue share from Attainia on certain types of sales. The net result of the transaction to the Company was a loss on the divestiture of these assets of approximately $1.1 million.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the Company entered into an agreement to sell substantially all of the assets of the Company’s Auction operations, recorded at approximately $1.8 million, to Med XS Solutions, Inc. (Med-XS) in exchange for consideration in the amount of $2.5 million. Under the amended purchase agreement, the consideration provided to the Company by Med-XS consisted of $150,000 cash delivered to the Company at closing and a $2.4 million promissory note payable to the Company over two years from the date of closing, which was September 5, 2001. This note was recorded on the Company’s books at the net present value of $2.1 million as of the date of the divestiture. In addition, the Company will receive a revenue share and profit share from Med-XS on the sold operations, which will be recognized when earned. The net result of the transaction to the Company was a gain on the divestiture of these assets of approximately $872,000. In January 2002, the Company filed suit against Med-XS for non-payment of amounts due under the note. As of that date, the Company had not received any payments from Med-XS beyond the $150,000 delivered at closing. As the Company believes its case is strong, it believes the note is fully collectible and as such, no valuation allowance has been recorded against the note as of December 31, 2001. As of December 31, 2001, approximately $1.5 million of this note is classified as long-term and $609,000 as short-term in the accompanying consolidated balance sheet. See Note 17 for discussion of subsequent developments related to this matter.

During the fourth quarter of 2001, in order to continue to maintain its focus on delivering core customer solutions and to increase the resource commitment to its more scalable, higher return acute care business, the Company obtained board approval to begin exploring strategic alternatives for the divestiture of the Company’s NeoMD operations. These operations consist primarily of the assets of the Company’s wholly-owned subsidiary, EquipMD. As a result of this plan, the Company wrote down the assets of these operations to the estimated net realizable disposal value at December 31, 2001. The assets, which primarily consisted of goodwill and other intangible assets, were written down by approximately $81.1 million to the Company’s current estimate of their realizable disposal value as of December 31, 2001. Additionally, the Company booked an accrual, classified as restructuring costs, of $350,000 for anticipated post-divestiture costs including severance and accrued rent relating to idle facilities. As of December 31, 2001, none of the $350,000 accrual had been utilized. See Note 17 for discussion of subsequent developments related to the divestiture of the NeoMD operations.

9.    DEFERRED COMPENSATION

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to employees of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. Deferred compensation of this type is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, the Company recorded deferred compensation of $65.2 million in total. The Company amortizes this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the years ended December 31, 2000 and 2001, the Company recorded $8.4 million and $2.4 million, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $21.5 million and $7.7 million during the years ended December 31, 2000 and 2001, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, the Company recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of amortization. During the years ended December 31, 2000 and 2001, the Company recorded $0 and $4.9 million, respectively, in reductions of this deferred compensation as a result of employee attrition in this business. The Company recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $9.0 million and $8.4 million during the years ended December 31, 2000 and 2001, respectively.

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

The remaining deferred compensation of $10.3 million at December 31, 2001 will be amortized as follows: $7.1 million during fiscal 2002, $3.1 million during fiscal 2003 and $0.1 million during fiscal 2004. As the amortization expense relates to options and restricted stock awarded to employees across all operating expense reporting categories, the amount of deferred compensation amortization expense has been allocated to those categories in the consolidated statement of operations based on the reporting category in which the salary and other compensation of each individual responsible for the initial deferred compensation balance is classified.

10.    ABANDONED ACQUISITION COSTS

On March 30, 2000, the Company entered into agreements to acquire Eclipsys and Healthvision as part of entering into the outsourcing and operating agreement with Novation.

On May 24, 2000, the Company, Eclipsys and Healthvision agreed by mutual consent to terminate the proposed mergers, and instead the Company entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between the Company and Healthvision. The arrangement includes the use of Eclipsys’ eWebIT enterprise application integration technology and professional services to enhance the integration of legacy applications with the Company’s e-commerce platform.

As a result of the termination of the mergers, certain acquisition-related costs the Company incurred during the due diligence and acquisition process, including investment banker fees, legal advisory fees and financial and accounting fees, no longer had any realizable future value. As such the Company expensed all such costs in the second quarter of the year ended December 31, 2000. As of December 31, 2000, there was no accrual remaining relating to the abandoned acquisition costs.

11.    RESTRUCTURING

During the first half of 2000, the Company recorded a restructuring charge of $2.1 million. This charge was the result of a reorganization and streamlining of operations undertaken to focus on two key global markets, IDNs and hospitals, and physician practices. The entire restructuring charge was related to the reduction in workforce of 80 individuals. All 80 employees were terminated under this plan during 2000, of which 35 were in sales and marketing, 4 were in general administration, 16 were in product development, 20 were in operations and 5 were in services delivery.

In December 2000, the Company recorded a restructuring charge of $691,000 in connection with the Company’s decision to divest its Auction and USL operations. Of the $691,000, $160,000 related to anticipated

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance of 24 employees and the remainder related to idle facilities and related costs. No employees had been terminated and no amounts had been paid as of December 31, 2000. For the year ended December 31, 2001, $221,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $268,000 was paid out for idle facilities and related costs. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. In June 2001, the Company recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of the Company’s estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. At December 31, 2001, none of this amount had been paid. The remaining accrual balance is expected to be utilized by the end of 2003.

In December 2001, the Company recorded a restructuring charge of $350,000 in connection with its decision to divest its EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. None of the accrual had been utilized at December 31, 2001. The remaining accrual balance is expected to be utilized by the end of 2002.

Components of the restructuring accrual as of December 31, 2001 were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at January 1, 2000	$—	$—	$—	$—
Restructuring charges recorded during fiscal 2000	2,260	386	145	2,791
Payments	(2,100)	—	—	(2,100)

Balance at December 31, 2000	160	386	145	691
Restructuring charges recorded during fiscal 2001	372	578	—	950
Payments	(221)	(268)	(100)	(589)

Balance at December 31, 2001	$311	$696	$45	$1,052

12.    STOCKHOLDERS’ EQUITY

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

As of December 31, 2001, the Company has reserved the following shares of common stock for future issuance as follows (in thousands):

Stock Option Plans	2,148
Conversion of warrants outstanding	4
Employee Stock Purchase Plan	105

2,257

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2000, the Company completed its initial public offering of 805,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters discount of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

13.    WARRANTS

In June 1998, the Company issued a warrant to purchase 4,500 shares of Series C preferred stock at an exercise price of $7.70 per share in conjunction with a loan agreement. The warrant is exercisable immediately and expires June 25, 2003. The fair value of the warrant at the date of issuance was determined to be $7,000 and was estimated using the Black-Scholes valuation model. This amount is being recognized as additional interest expense over the expected life of the loan agreement.

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

In July 1999, the Company issued a warrant to purchase 1,000 shares of Series D preferred stock at an exercise price of $11.80 per share in conjunction with a loan agreement. The warrant is exercisable immediately and expires July 20, 2004. The fair value of the warrant at the date of issuance was determined to be $40,000 and was estimated using the Black-Scholes valuation model. This amount is being recognized as additional interest expense over the expected life of the loan agreement.

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

In January 2000, the Company issued to a retained advertising firm a warrant to purchase 2,000 shares of common stock at an exercise price of $200.00 per share. The fair value of the warrant was determined to be $9,000 and was estimated using the Black-Scholes valuation model. This expense is included in operating expenses for the year ended December 31, 2000.

In January 2000, the Company issued to a retained executive search firm a warrant to purchase 2,000 shares of common stock at an exercise price of $70.00 per share. The fair value of the warrant was determined to be $58,000 and was estimated using the Black-Scholes valuation model. This expense is included in operating expenses for the year ended December 31, 2000.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    STOCK OPTIONS

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1997 and 1999 Plans was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number	Weighted- Average Exercise Price
Balance, December 31, 1998	27	101	$0.87
Authorized for issuance under the 1997 Plan	1,266	—	—
Authorized for issuance under the 1999 Plan	500	—	—
Granted	(811)	811	$18.79
Granted outside of the Plans(a)	—	840	$10.46
Exercised	—	(1,285)	$7.14
Repurchased	1	(1)	$1.00
Canceled	81	(81)	$2.00

Balance, December 31, 1999	1,064	385	$38.13
Granted	(1,471)	1,471	$45.84
Granted outside the Plans(a)	—	4	$130.00
Exercised	—	(14)	$7.99
Repurchased	82	—	$5.63
Canceled	359	(362)	$63.19

Balance, December 31, 2000	34	1,484	$52.84
Authorized	755	—	—
Granted	(1,061)	1,061	$8.41
Exercised	—	(34)	$6.97
Repurchased	39	—	$3.48
Canceled	457	(457)	$42.48
Restricted stock grants	(223)	—	—

Balance, December 31, 2001	1	2,054	$39.37

(a)
During the years ended December 31, 1999, and 2000, the Company granted options to purchase common stock to certain Company executives, directors, and consultants. Such options were issued outside of the 1997 and 1999 Plans. All non-plan options carry a maximum term of 10 years from the date of grant, and shall be exercisable at such times and under such conditions as determined by the board of directors at the date of grant. However, for most non-plan options,  1/4 of the shares subject to the option shall vest 12 months after the vesting commencement date, and  1/48 of the shares subject to the option shall vest each month thereafter.

In April 2000, as part of the acquisition of EquipMD, the Company assumed outstanding options to purchase 107,550 shares of common stock at exercise prices ranging from $28.64 to $41.37. As a result of certain employee terminations during 2001, 14,757 of these options were cancelled. As of December 31, 2001, 81,467 of the shares underlying the remaining options outstanding were vested but none of the options had been exercised.

The Company accounts for the Plans under the provisions of APB No. 25 and related interpretations. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, the Company would have recorded stock compensation expense of $22.5 million, $33.3 million and $15.9 million in the years

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 1999, 2000 and 2001, respectively. As a result, net losses would have amounted to the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001
Net loss as reported	$(51,020)	$(215,694)	$(272,363)
Net loss pro forma	$(60,311)	$(218,543)	$(272,025)
Net loss per share as reported	$(191.51)	$(25.58)	$(17.32)
Net loss per share pro forma	$(226.40)	$(25.92)	$(17.30)

The weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $46.00, $32.40 and $6.47 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 1.96 to 6.81 percent; expected dividend yields of zero percent for all three periods; an average expected life of 3.5 years; and expected volatility of 70%, 70% and 80% for the years ended December 31, 1999, 2000 and 2001.

The following table summarizes all stock options outstanding and exercisable as of December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$1.00 to $7.07	512	9.46	$6.55	64	$3.55
$7.50 to $8.75	593	9.03	$8.39	127	$8.35
$11.56 to $29.38	322	8.85	$19.40	110	$23.10
$30.00 to $60.00	481	8.41	$37.46	256	$39.86
$65.00 to $638.75	239	8.14	$80.26	194	$80.02

	2,147	8.87	$24.11	751	$39.36

During October 1999, the board of directors approved a change in the 1997 Plan providing for the exercise of options prior to an employee’s vesting date. Additionally, during fiscal 1999, the Company allowed certain officers of the Company to exercise certain options that were granted outside the 1997 and 1999 Plans prior to their vesting date. In January 2000, as part of the acquisition of Pharos, the Company assumed certain options that had been exercised in advance of their vesting. At December 31, 2000 and 2001, approximately 426,000 and 195,000 shares previously issued relating to options exercised prior to their vesting date were subject to repurchase at a weighted-average price of $2.07 and $1.88 per share, respectively.

1999 Employee Stock Purchase Plan

In November 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the ESPP) which became effective on January 24, 2000. The Company has reserved 75,000 shares of common stock for issuance under the ESPP, and the terms of the ESPP stipulate that amount will automatically be increased each year by shares equal to the amount necessary such that the total shares available for issuance under the plan is equal to 1% of the total outstanding shares of common stock as of December 31 of the preceding year. Pursuant to this provision of the ESPP, an additional 101,896 shares were authorized for issuance under the plan on

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2001. Subject to certain eligibility requirements, employees may elect to withhold up to a maximum of 15% of their cash compensation for participation in the ESPP. Each offering period under the ESPP will be two years in duration and will consist of four six-month purchase periods. The first offering period commenced on January 24, 2000 at which time price quotations were available for the Company’s common stock on the Nasdaq National Market with subsequent purchasing periods commencing on February 1 and August 1 of each year. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or the last day of the purchase period. Total shares purchased by employees under the ESPP for the years ended December 31, 2000 and 2001 were 17,737 shares and 54,331 shares, respectively.

15.    INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined using the current applicable enacted tax rate and provisions of the enacted tax law.

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

At December 31, 2001, the Company had cumulative net operating loss carryforwards of approximately $340.0 million and approximately $249.0 million for Federal and state income tax purposes, respectively, expiring in various years ending through 2021.

At December 31, 2001, the Company had cumulative credit carryforwards of approximately $1.0 million and approximately $2.0 million for Federal and state income tax purposes, respectively. These credits are subject to expiration through various periods through 2021.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership. Because of carryforward limitations, these net operating losses and credits may expire before being utilized.

The estimated tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets are as follows (in thousands):

	December 31,
	2000	2001
Temporary differences:
Accrued/reserves	$1,733	$2,528
Fixed asset basis	1,807	1,384
Stock compensation	2,873	2,740
Deductible goodwill/other intangibles	4,518	—
Other	—	3,436
Net operating loss carryforwards	106,255	133,674
Tax credits	1,504	2,267

Gross deferred tax assets	118,690	146,029
Gross deferred tax liabilities	(5,924)	(127)
Valuation allowance	(112,766)	(145,902)

	$—	$—

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to uncertainty surrounding the realization of the deferred tax attributes in future years, the Company has recorded a valuation allowance against its net deferred tax assets.

Included in the deferred tax assets before valuation allowance are approximately $19.5 million of cumulative tax benefits related to equity transactions, which will be credited to stockholders’ equity if and when realized.

The provision for income taxes at the Company’s effective tax rate differed from the benefit from income taxes at the statutory rate due mainly to the increase in valuation allowance and no benefit of the operating losses was recognized.

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before taxes as follows:

	For The Years Ended December 31,
	1999	2000	2001
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	(4.4)	(5.9)	(5.9)
Change in valuation allowance	28.4	27.1	20.2
Stock compensation	10.2	5.8	2.4
Tax credits	1.4	(0.3)	(0.3)
Non deductible goodwill	—	4.1	4.4
In-process R&D	—	3.2	—
Non deductible impairment	—	1.0	14.2
Other	(0.6)	—	—

	0.0%	0.0%	0.0%

16.    RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the amended outsourcing and operating agreement (the Agreement) entered into among the Company and Novation, VHA, UHC and HPPI on May 24, 2000. Under the terms of the Agreement, the Company agreed to develop and manage an e-commerce marketplace (Marketplace@Novation) to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for Marketplace@Novation, guarantee Novation’s obligations under the Agreement and agreed to enter into certain exclusivity provisions contained in the Agreement.

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

On July 26, 2000, once stockholder approval was obtained for the Agreement and the related issuance of shares, the common stock discussed above was issued to VHA and UHC. The common stock was issued in consideration for their entering into the Agreement, and the total valuation of those shares of $291.3 million was

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized. This amount has been recorded in capitalized partnership costs in the accompanying consolidated balance sheets, and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants was not calculated until earned. The valuation of warrants earned was calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the outsourcing agreement and volatility of 70%. The valuation was recorded as earned in the capitalized partnership costs account in the accompanying consolidated balance sheets. The portion of the charge that relates to the warrant shares earned for each healthcare organization was amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of December 31, 2001, VHA and UHC had earned a total of 2.0 million of the shares resulting in a total valuation of $48.2 million being capitalized in capitalized partnership costs. As of December 31, 2001, the Company has recorded total amortization of capitalized partnership costs of $105.2 million.

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

Concurrent with the financing, the Company also amended the Agreement (the Amendment), effective on January 1, 2001. Under the terms of the Amendment, Novation agreed to increase the minimum fee level it guaranteed to the Company under the Agreement, which guaranteed minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is calculated based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amendment, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amendment, these maximums are calculated based on Novation’s financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. See Note 2 for discussion of customer concentration and the amounts paid by Novation to the Company under this minimum fee level guarantee during fiscal 2000 and 2001. The Amendment also included

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions of the original agreement.

In September 2001, the Company, Novation, VHA, UHC and HPPI agreed to amend the Amendment. Pursuant to this amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s connectivity solution. As a result, the Company will be able to provide its trading partners within Marketplace@Novation with information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. This amendment accelerates the Company’s ability to capture critical supply chain data and will also enable the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

As a result of the terms of the Outsourcing Agreement and the subsequent amendments between the Company and VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on the board of the Company as of December 31, 2001. Such individuals were: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA.

See Note 17 for discussion of subsequent developments related to this matter.

17.    SUBSEQUENT EVENTS

Divestiture of NeoMD

In March 2002, the Company entered into a purchase agreement to sell substantially all of the assets of the Company’s NeoMD operations to MedAccess, Inc., a corporation founded by certain previous employees of the Company’s NeoMD operations, in exchange for consideration totaling $192,000. The Company agreed to sell all NeoMD net assets valued at approximately $348,000, which primarily consisted of the EquipMD contract portfolio, in exchange for $95,000 of cash paid shortly after closing and the forgiveness of $97,000 of severance related liabilities the Company was obligated to pay to the founders of MedAccess, Inc. In addition, the Company will receive a share of revenue generated by the sold assets. The net result of the transaction to the Company was a loss of $156,000. See Note 8 for further information related to this matter.

CapitalWerks

In May 2001, the Company entered into a leasing facility with CapitalWerks, LLC (CapitalWerks) to provide the Company with a $10.2 million lease line facility to finance the purchase of capital equipment, software and other assets. After several unsuccessful attempts by the Company to access the line of credit, on April 14, 2002, the Company sent to CapitalWerks notification of termination of the line of credit agreement and a demand for repayment of the initial “access fee” the Company had paid to open the line of credit. The Company believes that CapitalWerks did not ever have any intention of fulfilling its obligations required under the line of credit agreement and therefore breached the agreement. The Company is actively engaged in efforts to

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obtain repayment of this “access fee” and accrued interest from CapitalWerks, which ultimately may involve the initiation of legal proceedings.

MedContrax and Med-ecorp Asset Purchase

On July 9, 2002, the Company acquired substantially all of the assets of data management companies MedContrax, Inc. and Med-ecorp, Inc. for approximately $1.5 million in cash through a bankruptcy auction.

Settlement of Med-XS Litigation

On September 26, 2002, the Company entered into a confidential settlement agreement with Med-XS to settle the suit the Company had filed against Med-XS and the subsequent counterclaim that Med-XS filed against the Company. The Company recorded a write-down of $1.1 million at that time to reflect the collectible value of the note based on the terms of the settlement agreement. See Note 6 for additional discussion of this matter.

Amendment to Outsourcing and Operating Agreement

Effective September 2002, the Company, Novation, VHA, UHC and HPPI amended and restated the Agreement (the Revised Amended Outsourcing Agreement). As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums are based on a predetermined fee schedule through 2002. Among other changes, the amendment reduced the quarterly maximums for the third and fourth quarters of 2002. In the third quarter of 2002, the fees received from Novation were reduced by these revised maximums. Effective in 2003, the quarterly maximums for a given year will be based on Novation’s estimated financial performance, as defined, for the subsequent year. Any difference in the calculated quarterly maximums that results from differences between Novation’s estimated and actual financial performance will increase or decrease subsequent period quarterly maximums. Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view marketplace level data was reduced to data from Novation and HPPI sponsored marketplaces only. Also, Novation now only has the exclusive right to recruit suppliers for Novation and HPPI sponsored marketplaces and not for any other marketplaces.

18.    RESTATEMENT

Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to the following transactions was not correct: forfeiture of unvested stock options whereby the compensation expense on the stock options was being recognized on an accelerated amortization method, the recording of an impairment loss on certain purchased software, the accounting treatment related to certain costs incurred in connection with establishing a strategic relationship that were capitalized and the accounting for the valuation of restricted stock issued to related parties.

As permitted by generally accepted accounting principles, the Company recognizes compensation expense on stock options on an accelerated method. Under the accelerated method, if an employee forfeits his/her stock options, compensation expense related to unvested stock options recorded in previous periods should be adjusted by decreasing compensation expense in the period of forfeiture. Previously, the Company had not given accounting recognition to these forfeitures.

During the years ended December 31, 2000 and 2001, the Company ceased using certain software. However, the Company did not give accounting recognition to this event. In addition, depreciation of the software equipment should have ceased as of the date the Company ceased using the software equipment in its operations.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2000, the Company capitalized certain deal costs, primarily investment banking fees, incurred in connection with the negotiation of its outsourcing and operating agreement (see Note 16). These costs, which were being amortized over 5 years, should have been expensed when incurred.

Also, the Company incorrectly calculated the value of restricted stock earned by related parties and the related amortization of partnership costs associated with this restricted stock (see Note 16).

Finally, the Company also determined that (i) it had over accrued for certain expenses, (ii) it had incorrectly accounted for certain stockholder notes receivable, (iii) it had not recorded stock compensation related to termination of employment in the period of termination, (iv) it should have capitalized interest expense related to the development of its marketplace platform, (v) it had not amortized an intangible asset acquired in 2000 and (vi) the allocation of the purchase price to the assets acquired and liabilities assumed in certain acquisitions required revision to correctly reflect the fair value of certain intangible assets including the amount allocated to acquired in-process research and development expensed upon acquisition. The Company also made other corrections to its consolidated financial statements for the years ended December 31, 2000 and 2001.

In addition, the Company has made certain reclassifications to the prior year financial statements. These reclassifications primarily relate to the classification of (i) restricted cash, (ii) long-term debt and (iii) non-current prepaid software maintenance contract expenses.

The consolidated financial statements for the years ended December 31, 2000 and 2001 contained herein have been restated to incorporate all of these adjustments and reclassifications.

The following are reconciliations of the Company’s results of operations from financial statements previously filed to the restated and consolidated financial statements (in thousands, except per share amounts):

Consolidated Balance Sheet as of December 31, 2000

	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$22,597	$(67)	$22,530
Restricted cash, current portion	—	500	500
Short-term investments	7,163	(2,000)	5,163
Accounts receivable, net of allowance for doubtful accounts	2,299	44	2,343
Prepaid expenses and other current assets	3,770	(290)	3,480
Deferred debt costs, current portion	413	—	413

Total current assets	36,242	(1,813)	34,429

Property and equipment, net	32,529	(3,856)	28,673
Intangibles, net of amortization	127,799	(389)	127,410
Capitalized partnership costs, net of amortization	308,330	(4,599)	303,731
Non-marketable investments	8,400	—	8,400
Restricted cash, less current portion	—	1,500	1,500
Other assets	456	362	818
Deferred debt costs, less current portion	182	—	182

Total assets	$513,938	$(8,795)	$505,143

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$8,089	$—	$8,089
Accounts payable	22,744	(802)	21,942
Accrued payroll	3,106	(120)	2,986
Other accrued liabilities	2,303	(447)	1,856
Deferred revenue	947	(150)	797

Total current liabilities	37,189	(1,519)	35,670

Deferred rent	—	279	279

Deferred revenue, less current portion	—	150	150

Notes payable, less current portion	7,958	—	7,958

Stockholders’ equity:
Common Stock	13	1	14
Warrants	11,733	(3,443)	8,290
Additional paid-in capital	761,374	1,149	762,523
Notes receivable from stockholders	(7,112)	255	(6,857)
Deferred compensation	(32,346)	1,212	(31,134)
Accumulated other comprehensive loss	(3)	—	(3)
Accumulated deficit	(264,868)	(6,879)	(271,747)

Total stockholders’ equity	468,791	(7,705)	461,086

Total liabilities and stockholders’ equity	$513,938	$(8,795)	$505,143

Consolidated Balance Sheet as of December 31, 2001

	As Previously Reported	Cumulative Effect of Prior Year Changes	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$15,663	$(67)	$(1,500)	$14,096
Restricted cash, current portion	—	500	—	500
Short-term investments	—	(2,000)	2,000	—
Accounts receivable, net of allowance for doubtful accounts	1,377	44	(44)	1,377
Prepaid expenses and other current assets	4,357	(290)	(328)	3,739
Deferred debt costs, current portion	175	—	—	175

Total current assets	21,572	(1,813)	128	19,887

Property and equipment, net	29,127	(3,856)	1,684	26,955
Intangibles, net of amortization	311	(389)	389	311
Capitalized partnership costs, net of amortization	241,530	(4,599)	(2,579)	234,352
Non-marketable investments	745	—	—	745
Restricted cash, less current portion	—	1,500	(500)	1,000
Other assets	2,951	362	(262)	3,051

Total assets	$296,236	$(8,795)	$(1,140)	$286,301

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$5,164	$—	$—	$5,164
Accounts payable	5,592	(802)	(129)	4,661
Accrued payroll	4,708	(120)	120	4,708
Other accrued liabilities	4,680	(447)	(81)	4,152
Deferred revenue	1,764	(150)	283	1,897

Total current liabilities	21,908	(1,519)	193	20,582

Deferred rent	—	279	220	499

Deferred revenue, less current portion	2,111	150	(150)	2,111

Notes payable, less current portion:
Due to related party	19,000	—	—	19,000
Other	1,635	—	—	1,635

Total notes payable, less current portion	20,635	—	—	20,635

Stockholders’ equity:
Common Stock	17	1	(1)	17
Warrants	3,688	(3,443)	(165)	80
Additional paid-in capital	806,556	1,149	(4,466)	803,239
Notes receivable from stockholders	(6,143)	255	(519)	(6,407)
Deferred compensation	(11,042)	1,212	(514)	(10,344)
Accumulated other comprehensive loss	(1)	—	—	(1)
Accumulated deficit	(541,493)	(6,879)	4,262	(544,110)

Total stockholders’ equity	251,582	(7,705)	(1,403)	242,474

Total liabilities and stockholders’ equity	$296,236	$(8,795)	$(1,140)	$286,301

Consolidated Statement of Operations for the Year Ended December 31, 2000

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party	$81	$—	$81
Other	1,257	—	1,257

Total Marketplace revenue	1,338	—	1,338
Trading Partner Services revenue:
Trading partner services	4,479	—	4,479
Sales of used equipment	4,629	—	4,629

Total Trading Partner Services revenue	9,108	—	9,108

Total revenue	10,446	—	10,446
Operating expenses:
Cost of equipment sold	3,544	—	3,544
Cost of services	8,247	(525)	7,722
Operations	13,517	518	14,035
Product development	24,599	186	24,785
Selling and marketing	53,216	(1,686)	51,530
General and administrative	25,922	(3,045)	22,877
Amortization of intangibles	25,700	857	26,557
Amortization of partnership costs	30,491	(968)	29,523
Costs of strategic partnership	—	9,345	9,345
Write-off of purchased software	—	3,858	3,858
Write-off of acquired in-process research and development	18,000	(1,100)	16,900
Abandoned acquisition costs	2,742	—	2,742
Restructuring	2,100	691	2,791
Impairment of assets held for divestiture	14,446	(1,141)	13,305

Total operating expenses	222,524	6,990	229,514

Loss from operations	(212,078)	(6,990)	(219,068)
Other income (expense):
Interest income	4,464	243	4,707
Interest expense	(1,289)	(73)	(1,362)
Other income	88	(59)	29

Net loss	$(208,815)	$(6,879)	$(215,694)

Net loss per share:
Basic and diluted	$(24.87)		$(25.58)

Weighted average shares — basic and diluted	8,395		8,432

Pro forma net loss per share:
Basic and diluted	$(24.12)		$(24.85)

Weighted average shares — basic and diluted	8,658		8,679

Consolidated Statement of Operations for the Year Ended December 31, 2001

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party	$24,567	$—	$24,567
Other	1,130	—	1,130

Total Marketplace revenue	25,697	—	25,697
Trading Partner Services revenue:
Trading partner services	1,877	—	1,877
Sales of used equipment	250	—	250

Total Trading Partner Services revenue	2,127	—	2,127

Total revenue	27,824	—	27,824
Operating expenses:
Cost of equipment sold	216	—	216
Cost of services	14,217	(737)	13,480
Operations	15,782	(107)	15,675
Product development	17,638	(726)	16,912
Selling and marketing	28,699	(53)	28,646
General and administrative	17,644	(1,580)	16,064
Amortization of intangibles	29,274	824	30,098
Amortization of partnership costs	77,271	(1,620)	75,651
Write-off of purchased software	—	1,513	1,513
Restructuring	—	950	950
Impairment of intangibles	13,116	(1,210)	11,906
Impairment of assets held for divestiture	81,486	(400)	81,086
Write-down of non-marketable investments	8,400	—	8,400
Net gain on divested businesses	(258)	203	(55)

Total operating expenses	303,485	(2,943)	300,542

Loss from operations	(275,661)	2,943	(272,718)
Other income (expense):
Interest income	609	160	769
Interest expense	(1,826)	1,141	(685)
Other income	253	18	271

Net loss	$(276,625)	$4,262	$(272,363)

Net loss per share:
Basic and diluted	$(17.65)		$(17.32)

Weighted average shares — basic and diluted	15,674		15,721

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At Beginning of the Period	Additions Charged to Expense	Write- offs	Other	Balance at End of Period
Allowance for Doubtful Accounts December 31,
1999	$—	$—	$—	$4	$4
2000	$4	$440	$(129)	$69	$384
2001	$384	$851	$(1,029)	$—	$206

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

23.2	Consent of Deloitte & Touche LLP, independent public accountants.