Form 10-Q/A
period 2002-03-31
NEOFORMA INC
filed 2002-12-13
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For The Transition Period From                  To

Commission File No. 000-28715

NEOFORMA, INC.
(Exact name of the Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	77-0424252 (I.R.S. Employer Identification Number)

3061 Zanker Rd., San Jose, CA (Address of principal executive offices)	95134 (Zip code)

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

EXPLANATORY NOTE:

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING THE FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT EVENTS OTHER THAN THE CHANGES RELATED TO THE RESTATEMENT. SEE NOTE 8 TO THE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DISCUSSION OF THE RESTATEMENT.

NEOFORMA, INC.
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2001*	March 31, 2002
		(As restated, see Note 8)
Current assets:
Cash and cash equivalents	$14,096	$13,444
Restricted cash, current portion	500	—
Accounts receivable, net of allowance for doubtful accounts of $206 and $289 as of December 31, 2001 and March 31, 2002, respectively	1,377	893
Prepaid expenses and other current assets	3,739	5,323
Deferred debt costs, current portion	175	70

Total current assets	19,887	19,730
Property and equipment, net	26,955	26,045
Intangibles, net of amortization	311	—
Capitalized partnership costs, net of amortization	234,352	218,779
Non-marketable investments	745	745
Restricted cash, less current portion	1,000	1,000
Other assets	3,051	3,045

Total assets	$286,301	$269,344

Current liabilities:
Notes payable, current portion	$5,164	$4,627
Accounts payable	4,661	5,944
Accrued payroll	4,708	3,046
Other accrued liabilities	4,152	3,552
Deferred revenue	1,897	1,937

Total current liabilities	20,582	19,106

Deferred rent	499	536

Deferred revenue, less current portion	2,111	2,123

Notes payable, less current portion:
Due to related party	19,000	19,000
Other	1,635	1,261

Total notes payable, less current portion	20,635	20,261

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized — 300,000 shares at March 31, 2002
Issued and outstanding: 16,589 and 16,831 shares at December 31, 2001 and March 31, 2002, respectively	17	17
Warrants	80	80
Additional paid-in capital	803,239	805,818
Notes receivable from stockholders	(6,407)	(6,420)
Deferred compensation	(10,344)	(7,076)
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(544,110)	(565,101)

Total stockholders’ equity	242,474	227,318

Total liabilities and stockholders’ equity	$286,301	$269,344

*	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2002
	(As restated, see Note 8)
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $2,000 and $13,892 for the three months ended March 31, 2001 and 2002, respectively (see Note 2)	$—	$—
Other	270	329

Total Marketplace revenue	270	329
Trading Partner Services revenue (see Note 2)	528	283

Total revenue	798	612
Operating expenses:
Cost of services	4,127	2,189
Operations	4,040	3,389
Product development	5,128	3,733
Selling and marketing	10,205	3,368
General and administrative	4,492	3,634
Amortization of intangibles	7,945	—
Amortization of partnership costs (see Note 2)	16,684	5,250
Write-off of purchased software	32	—
Restructuring	—	(165)
Loss on divested business	—	156

Total operating expenses	52,653	21,554

Loss from operations	(51,855)	(20,942)
Other income (expense):
Interest income	345	119
Interest expense	(88)	(357)
Other income (expense)	(185)	189

Net loss	$(51,783)	$(20,991)

Net loss per share:
Basic and diluted	$(3.44)	$(1.29)

Weighted average shares—basic and diluted	15,054	16,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
	(As restated, see Note 8)
Cash flows from operating activities:
Net loss	$(51,783)	$(20,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock compensation	559	—
Provision for doubtful accounts	356	83
Depreciation and amortization of property and equipment	2,210	2,022
Write-off of purchased software	32	—
Amortization of intangibles	7,945	—
Amortization of partnership costs classified as an operating expense (see Note 2)	16,684	5,250
Amortization of deferred compensation	5,530	1,800
Amortization of deferred debt costs	105	105
Loss on divested business	—	156
Accrued interest on stockholder note receivable	(25)	(18)
Change in assets and liabilities, net of divestitures:
Restricted cash	500	500
Accounts receivable	(1,752)	556
Prepaid expenses and other current assets	249	(1,584)
Other assets	119	6
Accounts payable	(11,858)	1,283
Accrued liabilities and accrued payroll	(704)	(2,265)
Deferred revenue	248	52
Deferred rent	61	37

Net cash used in operating activities	(31,524)	(13,008)

Cash flows from investing activities:
Purchases of marketable investments	(627)	—
Proceeds from the sale or maturity of marketable investments	4,940	—
Purchases of property and equipment	(1,805)	(1,112)

Net cash provided by (used in) investing activities	2,508	(1,112)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 2)	2,014	14,020
Repayments of notes payable	(2,652)	(911)
Cash received related to options exercised	2	78
Proceeds from the issuance of common stock under the employee stock purchase plan	349	276
Collections of notes receivable from stockholders	—	5
Common stock repurchased, net of notes receivable issued to common stockholders	(29)	—
Proceeds from the issuance of common stock, net of issuance costs	29,438	—

Net cash provided by financing activities	29,122	13,468

Net increase (decrease) in cash and cash equivalents	106	(652)
Cash and cash equivalents, beginning of period	22,530	14,096

Cash and cash equivalents, end of period	$22,636	$13,444

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$196	$80

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
	(As restated, see Note 8)
Supplemental schedule of non-cash financing activities:
Reduction of deferred compensation resulting from employee terminations	$755	$463

Increase in deferred compensation resulting from issuance of restricted stock to employees	$—	$210

Issuance of restricted common stock to related parties	$1,854	$3,697

Notes receivable from common stockholders cancelled in repurchase of common shares	$74	$—

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

Since inception, the Company has incurred significant losses, and, as of March 31, 2002, had an accumulated deficit of $565.1 million. The Company anticipates that currently available funds, consisting of cash and cash equivalents, combined with those funds available through its line of credit with VHA Inc. (VHA) and other sources, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when and if required, or at all.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2001 filed on Form 10-K, as amended, with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

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

On July 26, 2000, the Company issued equity consideration to VHA and University HealthSystem Consortium (UHC) in connection with the Company’s outsourcing and operating agreement (Outsourcing Agreement) entered into with Novation, LLC (Novation), VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) on May 24, 2000. The Company is capitalizing this consideration when a measurement date has occurred as defined under EITF No. 96-18. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which is being capitalized as earned, is being amortized over the term of the arrangements that result in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has reclassified certain costs associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense.

The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2001	2002
Revenue:
Related party marketplace revenue	$2,000	$13,892
Related party trading partner services revenue	14	128
Offset of amortization of partnership costs	(2,014)	(14,020)

Total related party revenue, as reported	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$18,698	$19,270
Offset to related party revenue	(2,014)	(14,020)

Total amortization of partnership costs, as reported	$16,684	$5,250

The amortization of partnership costs reported as operating expenses is reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows.

As reclassifications, these changes had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, General Asset Recovery, LLC (GAR), Pharos Technologies, Inc. (Pharos), U.S. Lifeline, Inc. (USL) and EquipMD, Inc. (EquipMD) for the periods such subsidiaries were wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product has been delivered to a common carrier, at which point title and risk of loss passes to the customer.

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

Implementation Fees. Implementation fees, as they relate to the implementation of the Company’s e-commerce solution, are generally recognized ratably over the term of the underlying agreement. In the future, as the Company performs services for implementation of other software products, the Company will recognize revenue on a completed contract basis.

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

Restricted Cash

In connection with an operating lease entered into in fiscal 2000 relating to the Company’s corporate headquarters in San Jose, California, the Company established a letter of credit in the amount of $2.0 million payable to the landlord, securing the Company’s obligation under the lease. The letter of credit is secured by balances in the Company’s investment accounts and is classified as restricted cash in the accompanying consolidated balance sheets. During the year ended December 31, 2001, the

Company reduced the balance of the letter of credit to $1.5 million and during the three months ended March 31, 2002, the Company futher reduced the letter of credit to $1.0 million as allowed under the terms of the lease.

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

Cash equivalents, restricted cash and short-term investments are all due within one year and were as follows, organized by major security type:

	March 31, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gain
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$1,349	$1,349	$—

Total	$1,349	$1,349	$—

	December 31, 2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	$4,294	$(1)
Corporate debt securities	3,276	3,276	—

Total	$7,571	$7,570	$(1)

Investments classified as cash equivalents amounted to $7.6 million and $1.3 million at December 31, 2001 and March 31, 2002, respectively.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company recorded $1,000 of unrealized holding losses for the three months ended March 31, 2001 and $0 of unrealized holding gains for the three months ended March 31, 2002.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive as a result of the Company’s net losses. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 2.9 million and 2.7 million shares for the three months ended March 31, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2002
Net loss	$(51,783)	$(20,991)

Basic and diluted:
Weighted average shares of common stock outstanding	15,439	16,503
Less: Weighted average shares of common stock subject to repurchase	(385)	(177)

Weighted average shares used in computing basic and diluted net loss per share	15,054	16,326

Basic and diluted net loss per common share	$(3.44)	$(1.29)

Recent Accounting Pronouncements

In November 2001, the EITF reached a consensus on EITF Abstract No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9. On July 26, 2000, the Company issued equity consideration to VHA and UHC in connection with its Outsourcing Agreement with Novation, VHA, UHC and HPPI. As a result of the application of EITF No. 01-9, the Company has reclassified certain costs associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $2.0 million and $14.0 million for the three months ended March 31, 2001 and 2002, respectively. As reclassifications, these changes had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow. See Note 2 for further discussion of the application of EITF No. 01-9.

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

4. DIVESTITURES AND RESTRUCTURING ACCRUALS

In December 2000, the Company recorded a restructuring charge of $691,000 in connection with the Company’s decision to divest its Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. For the year ended December 31, 2001, $221,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $268,000 was paid out for idle facilities and related costs. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. In June 2001, the Company recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of the Company’s estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. During the three months ended March 31, 2002, $182,000 was paid out for idle facilities and related costs. The remaining accrual balance is expected to be utilized by the end of 2003.

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

In December 2001, the Company also recorded a restructuring charge of $350,000 in connection with its decision to divest its NeoMD operations. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. None of the accrual had been utilized at March 31, 2002. The Company also reversed $165,000 of severance related accruals during the three months ended March 31, 2002 as the Company had determined that severance costs would be less than originally anticipated. The remaining accrual balance is expected to be utilized by the end of 2002.

In March 2002, the Company entered into an agreement to sell substantially all of the assets of the Company’s NeoMD operations to MedAccess, Inc., a corporation founded by certain previous employees of the Company’s NeoMD operations, in exchange for consideration totaling $192,000. The Company agreed to sell all NeoMD assets, valued at approximately $348,000, which primarily consisted of the EquipMD contract portfolio, in exchange for $95,000 of cash paid shortly after closing and the forgiveness of $97,000 of severance related liabilities the Company was obligated to pay to the founders of MedAccess, Inc. In addition, the Company will receive a share of revenue generated by the sold assets. The net result of the transaction to the Company was a loss on the divestiture of these operations of $156,000.

Components of the restructuring accrual as of March 31, 2002 were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at December 31, 2001	$311	$696	$45	$1,052
Reversals	(165)	—	—	(165)
Payments	—	(182)	(39)	(221)

Balance at March 31, 2002	$146	$514	$6	$666

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

As of March 31, 2002, the Company had an additional $5.4 million of notes receivable from stockholders, consisting of one note from a former executive officer of the Company in the amount of $4.9 million, due no later than December 2003, and several other notes totaling approximately $500,000 due on varying dates through January 2005 from current and former employees of the Company.

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

7. RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the issuance of shares and warrants to VHA and UHC in consideration for the services to be rendered pursuant to the Outsourcing Agreement. Under the terms of the Outsourcing Agreement, the Company agreed to develop and manage an e-commerce marketplace (Marketplace@Novation) to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for Marketplace@Novation, guarantee Novation’s obligations under the Agreement and agreed to enter into certain exclusivity provisions contained in the Outsourcing Agreement.

In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. Additionally, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Outsourcing Agreement. The total valuation of the common stock issued, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying Unaudited Condensed Consolidated Balance Sheets and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants is not calculated until earned. The valuation of warrants earned is calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the Outsourcing Agreement and volatility of 70%. The valuation is recorded as earned in the capitalized partnership costs account in the accompanying Unaudited Condensed Consolidated Balance Sheets. The value of the warrant shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of March 31, 2002, VHA and UHC had earned a total of 2.4 million of the shares resulting in a total valuation of $51.9 million being capitalized in capitalized partnership costs.

As of March 31, 2002, the Company had recorded total reductions in capitalized partnership costs of $124.4 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the non-cash amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Additionally, as required under the transition guidance of EITF No. 01-9, the Company has reclassified prior period financial statements presented for comparative purposes to be consistent with this presentation. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense, and will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees being paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows. See Note 2 for a further discussion of the application of EITF  No. 01-9.

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

On January 25, 2001, the Company entered into stock purchase agreements with VHA and UHC to purchase shares of the Company’s common stock. VHA and UHC purchased 1,183,432 and 325,443 shares, respectively, at a price of $16.90 per share. Including i2 Technologies, which participated in the strategic financing, purchasing 295,858 shares, the Company raised a total of approximately $30.5 million prior to costs associated with the sale of the shares, which were approximately $1.1 million.

Concurrent with the $30.5 million financing, the Company amended the Outsourcing Agreement (the Amended Outsourcing Agreement), effective on January 1, 2001. Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level it guaranteed to the Company under the Outsourcing Agreement, which guaranteed minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is calculated based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums are calculated based on Novation’s financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. The Amended Outsourcing Agreement also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions.

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

In September 2001, the Company, Novation, VHA, UHC and HPPI amended the Amended Outsourcing Agreement (the Amendment). Pursuant to the Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s connectivity solution. As a result, the Company will be able to provide its trading partners within Marketplace@Novation with information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerates the Company’s ability to capture critical supply chain data and will also enable the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

As a result of the terms of the Outsourcing Agreement, and the subsequent amendments between the Company and VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on the board of the Company as of March 31, 2002. Such individuals were: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA.

8. RESTATEMENT

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

During 2000, the Company capitalized certain deal costs, primarily investment banking fees, incurred in connection with the negotiation of its outsourcing and operating agreement (see Note 7). These costs, which were being amortized over 5 years, should have been expensed when incurred.

Also, the Company incorrectly calculated the value of restricted stock earned by related parties and the related amortization of partnership costs associated with this restricted stock (see Note 7).

Finally, the Company also determined that (i) it had over accrued for certain expenses, (ii) it had incorrectly accounted for certain stockholder notes receivable, (iii) it had not recorded stock compensation related to termination of employment in the period of termination, (iv) it should have capitalized interest expense related to the development of its marketplace platform, (v) it had not amortized an intangible asset acquired in 2000 and (vi) the allocation of the purchase price to the assets acquired and liabilities assumed in certain acquisitions required revision to correctly reflect the fair value of certain intangible assets including the amount allocated to acquired in-process research and development expensed upon acquisition. The Company also made other corrections to its consolidated financial statements for the years ended December 31, 2000 and 2001, as well as the three months ended March 31, 2001 and 2002.

In addition, the Company has made certain reclassifications to the prior year financial statements. These reclassifications primarily relate to the classification of (i) restricted cash, (ii) long-term debt and (iii) non-current prepaid software maintenance contract expenses.

The consolidated financial statements for the three months ended March 31, 2001 and 2002 contained herein have been restated to incorporate all of these adjustments and reclassifications.

The following are reconciliations of the Company’s results of operations from financial statements previously filed to the restated condensed consolidated financial statements (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet as of March 31, 2002
(unaudited)

	As Previously Reported	Cumulative Effect of Prior Year Changes	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$14,451	$(1,567)	$560	$13,444
Restricted cash, current portion	—	500	(500)	—
Accounts receivable, net of allowance for doubtful accounts	893	—	—	893
Prepaid expenses and other current assets	6,089	(618)	(148)	5,323
Deferred debt costs, current portion	70	—	—	70

Total current assets	21,503	(1,685)	(88)	19,730
Property and equipment, net	27,168	(2,172)	1,049	26,045
Capitalized partnership costs, net of amortization	226,178	(7,178)	(221)	218,779
Non-marketable investments	745	—	—	745
Restricted cash, less current portion	—	1,000	—	1,000
Other assets	2,624	100	321	3,045

Total assets	$278,218	$(9,935)	$1,061	$269,344

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$4,627	$—	$—	$4,627
Accounts payable	6,638	(931)	237	5,944
Accrued payroll	3,045	—	1	3,046
Other accrued liabilities	3,723	(528)	357	3,552
Deferred revenue	1,729	133	75	1,937

Total current liabilities	19,762	(1,326)	670	19,106

Deferred rent	—	499	37	536

Deferred revenue, less current portion	2,297	—	(174)	2,123

Notes payable, less current portion:
Due to related party	19,000	—	—	19,000
Other	1,261	—	—	1,261

Total notes payable, less current portion	20,261	—	—	20,261
Stockholders’ equity:
Common Stock	17	—	—	17
Warrants	3,688	(3,608)	—	80
Additional paid-in capital	811,478	(3,317)	(2,343)	805,818
Notes receivable from stockholders	(6,143)	(264)	(13)	(6,420)
Deferred compensation	(8,482)	698	708	(7,076)
Accumulated other comprehensive loss	(1)	—	1	—
Accumulated deficit	(564,659)	(2,617)	2,175	(565,101)

Total stockholders’ equity	235,898	(9,108)	528	227,318

Total liabilities and stockholders’ equity	$278,218	$(9,935)	$1,061	$269,344

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2001
(unaudited)

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $2,000 (see Note 2)	$—	$—	$—
Other	270	—	270

Total Marketplace revenue	270	—	270
Trading Partner Services revenue (see Note 2)	528	—	528

Total revenue	798	—	798
Operating expenses:
Cost of services	4,394	(267)	4,127
Operations	3,915	125	4,040
Product development	5,554	(426)	5,128
Selling and marketing	10,262	(57)	10,205
General and administrative	5,009	(517)	4,492
Amortization of intangibles	7,809	136	7,945
Amortization of partnership costs (see Note 2)	16,964	(280)	16,684
Write-off of purchased software	—	32	32

Total operating expenses	53,907	(1,254)	52,653

Loss from operations	(53,109)	1,254	(51,855)
Other income (expense):
Interest income	321	24	345
Interest expense	(303)	215	(88)
Other income (expense)	(132)	(53)	(185)

Net loss	$(53,223)	$1,440	$(51,783)

Net loss per share:
Basic and diluted	$(3.56)		$(3.44)

Weighted average shares — basic and diluted	14,947		15,054

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2002
(unaudited)

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $13,892 (see Note 2)	$—	$—	$—
Other	329	—	329

Total Marketplace revenue	329	—	329
Trading Partner Services revenue (see Note 2)	283	—	283

Total revenue	612	—	612
Operating expenses:
Cost of services	2,299	(110)	2,189
Operations	3,512	(123)	3,389
Product development	3,823	(90)	3,733
Selling and marketing	3,792	(424)	3,368
General and administrative	3,921	(287)	3,634
Amortization of partnership costs (see Note 2)	6,030	(780)	5,250
Restructuring	—	(165)	(165)
(Gain)/loss on divested business	(65)	221	156

Total operating expenses	23,312	(1,758)	21,554

Loss from operations	(22,700)	1,758	(20,942)
Other income (expense):
Interest income	48	71	119
Interest expense	(703)	346	(357)
Other income (expense)	189	—	189

Net loss	$(23,166)	$2,175	$(20,991)

Net loss per share:
Basic and diluted	$(1.41)		$(1.29)

Weighted average shares—basic and diluted	16,373		16,326

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. This Form 10-Q/A is being filed for the purpose of amending and restating the Consolidated Financial Statements and related notes as of and for the three months ended March 31, 2002 and 2001. All information in this Form 10-Q/A is as of the date of the original filing and does not reflect any subsequent events other than the changes related to the restatement. See Note 8 to the Notes to Condensed Consolidated Financial Statements for further discussion of the restatement. The following discussion and analysis gives effect to the restatement.

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

Our operations have grown significantly since inception. We have significantly increased the number of trading partners, both hospitals and suppliers, that are participants in Marketplace@Novation, and we have introduced new and enhanced technology to offer to these trading partners within our marketplace services. In addition, we have increased the scope of our trading partner services that we offer to our marketplace participants. Because of the growth in our marketplace services, and increased adoption of our marketplace, we have generated increasing levels of marketplace volume. However, as a result of our adoption of Emerging Issues Task Force Abstract No. 01-9, or EITF No. 01-9, our reported marketplace revenue is not reflective of the increased level of fees being received from related parties for these marketplace services. As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in an offset of the related party revenue reported (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements). Since inception, our operating expenses have also increased, primarily due to increased impairment of assets held for divestiture resulting from the write-down of the assets of several of our ancillary operations in conjunction with our plans to divest the businesses, increased costs incurred to write down certain non-marketable investments and intangible assets and increased amortization of partnership costs relating to our outsourcing and operating agreement, or the Outsourcing Agreement, effective May 24, 2000, with Novation, LLC, or Novation, VHA Inc., or VHA, University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International LLC, or HPPI.

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

In January 2001, we amended and restated the Outsourcing Agreement, or the Amended Outsourcing Agreement, which was effective as of January 1, 2001. Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level it guaranteed to us under the Outsourcing Agreement, which guaranteed minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume processed through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation is required to make are subject to quarterly maximums. These maximums are based on a predetermined schedule with increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums are calculated based on Novation’s financial performance, as defined. In certain historical periods, the fees from Novation have been limited by these maximums. The Amended Outsourcing Agreement also includes modifications to revenue sharing provisions under which we agreed to share specified fees we receive for products and services sold through or related to our marketplaces. We agreed to share with Novation revenue related to transactions through Marketplace@Novation and from our other marketplaces as well as revenue related to the distribution or licensing of software and other technology solutions. We are not required to share revenue related to marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the Amended Outsourcing Agreement, we are not required to share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. The Amended Outsourcing Agreement also includes modifications to certain supplier recruitment and supplier implementation provisions.

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

In March 2002, we entered into a purchase agreement to sell substantially all of the assets of our NeoMD operations to MedAccess, Inc., a corporation founded by certain previous employees of our NeoMD operations, in exchange for consideration totaling $192,000. We agreed to sell all NeoMD net assets, valued at approximately $348,000, which primarily consisted of the EquipMD contract portfolio, in exchange for $95,000 of cash paid shortly after closing and the forgiveness of $97,000 of severance related liabilities to the founders of MedAccess, Inc. In addition, we will receive a share of revenue generated by the sold assets. The net result of the transaction was a loss on the divestiture of these operations of $156,000.

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

Since inception, we have incurred significant losses and, as of March 31, 2002, had an accumulated deficit of $565.1 million. We anticipate our losses in 2002 will decrease as compared to fiscal 2001 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of intangibles, impairment of intangibles, impairment of assets held for divestiture and write-down of non-marketable investments, as well as anticipated increases in fees received from related parties. Historically, these fees have been reported as related party revenue. However, as a result of the application of EITF No. 01-9, non-cash amortization of partnership costs will be offset against these fees received from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense. We expect these fees from related parties to continue to increase over the next several quarters (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Marketplace Revenue

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

Trading Partner Services Revenue

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

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. We deem that delivery has occurred when the product has been delivered to a common carrier, at which point title and risk of loss passes to the customer.

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

Implementation Fees. We generally recognize implementation fees, as they relate to the implementation of our e-commerce solution, ratably over the term of the underlying agreement. As we perform services in connection with the implementation of other software products, we recognize revenue on a completed contract basis.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2002, our accounts receivable balance was $893,000, net of allowance for doubtful accounts of $289,000. As of March 31, 2002, we had a notes receivable balance of $3.0 million, for which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s current estimated range of liability related to our pending litigation is based on claims for which our management is able to estimate the amount and range of loss. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of March 31, 2002, we had accrued $483,000 for potential liabilities related to our pending litigation.

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

If we determine that the carrying value of intangible assets, which currently consist of capitalized partnership costs, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, amounted to $218.8 million as of March 31, 2002.

Non-marketable investments were $745,000 as of March 31, 2002, which was made up of a minority interest in one entity. We have invested and may continue to invest in companies having operations or technology in areas within our strategic focus. If we believe an investment has experienced a decline in market value that is other than temporary, we would record an investment impairment charge. Future adverse changes in market conditions or poor operating results of the entities underlying the investments could result in a reduction in, or an inability to recover, the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Operating Expenses

Cost of Services. Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $4.1 million for the three months ended March 31, 2001 to $2.2 million for the three months ended March 31, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During 2001 and the first quarter of 2002, however, as part of our cost management efforts and the development of the skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses decreased from $4.0 million for the three months ended March 31, 2001 to $3.4 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease in operations personnel related costs, a decrease in activity of third party consultants and decreased expenditures for additional technology costs associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development. Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $5.1 million for the three months ended March 31, 2001 to $3.7 million for the three months ended March 31, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $10.2 million for the three months ended March 31, 2001 to $3.4 million for the three months ended March 31, 2002. The decrease was primarily due to reduced sales and marketing personnel costs and a reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, sales and marketing costs were at significantly lower levels for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $4.5 million for the three months ended March 31, 2001 to $3.6 million for the three months ended March 31, 2002. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we acquired during the previous year, including the USL and FDI operations, and we incurred the full administrative costs of those entities during the first quarter of 2001. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in future periods.

Amortization of Intangibles. Intangibles include goodwill and other intangible assets purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $7.9 million for the three months ended March 31, 2001 to none for the three months ended March 31, 2002. During the fourth quarter of 2001, we wrote down the intangibles related to our January 2000 acquisition of Pharos Technologies, Inc. and effectively all of the intangibles relating to the acquisition of EquipMD as a result of our plans to divest the EquipMD business. As such, we had no material acquisition related intangibles remaining to be amortized for the three months ended March 31, 2002.

Amortization of Partnership Costs. Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. As of March 31, 2002, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC in connection with entering into the outsourcing and operating agreement with those entities and with their purchasing organization, Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $16.7 million for the three months ended March 31, 2001 to $5.3 million for the three months ended March 31, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $2.0 million and $14.0 million of amortization of partnership costs against related party revenue for the three months ended March 31, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under

EITF No. 01-9, we account for the fees being paid by Novation under the terms of the outsourcing and operating agreement as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $18.7 million to $19.3 million for the three months ended March 31, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to decrease in future quarters as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to increase. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the outsourcing and operating agreement and the related cash and accounting implications.

Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. We amortize this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the three months ended March 31, 2001 and 2002, we recorded $755,000 and $82,000, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $2.5 million and $1.2 million during the three months ended March 31, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the three months ended March 31, 2001 and 2002, we recorded $0 and $1.2 million, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $3.0 million and $51,000 during the three months ended March 31, 2001 and 2002, respectively.

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

The remaining total deferred compensation of $7.1 million at March 31, 2002 is expected to be amortized as follows: $4.4 million during the remainder of fiscal 2002, $2.6 million during fiscal 2003 and $0.1 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in our Unaudited Condensed Consolidated Statements of Operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited, or increase if additional restricted stock grants are made.

Write-Off of Purchased Software. During the three months ended March 31, 2001 and 2002, we expensed $32,000 and $0, respectively, related to the write-off of purchased software licenses that were no longer being utilized.

Restructuring. Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations, as well as the costs related to the divestitures of certain operations, including severance for the employees of those operations and accrued rent relating to potentially idle facilities.

During the three months ended March 31, 2002, we reversed $165,000 of severance related accruals, as we determined that severance costs related to the divestiture of our NeoMD operations would be less than originally anticipated.

Loss on Divested Business. Loss on divested business consists of the loss realized as a result of the divestiture of the NeoMD operations during the three months ended March 31, 2002. The loss on divested business is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of the NeoMD operations resulted in a loss of $156,000.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income decreased from $345,000 for the three months ended March 31, 2001 to $119,000 for the three months ended March 31, 2002. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2001 and 2002. Interest expense increased from $88,000 for the three months ended March 31, 2001 to $357,000 for the three months ended March 31, 2002. The increase in interest expense was due primarily to interest costs associated with our line of credit with VHA. Other expense was $185,000 for the three months ended March 31, 2001 and other income was $189,000 for the three months ended March 31, 2002. Other income for the three months ended March 31, 2002 was primarily the result of amounts received from liquidation proceedings relating to certain non-marketable investments we had previously written off.

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

Liquidity and Capital Resources

In January 2000, we completed our initial public offering, or IPO, and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the IPO were approximately $95.3 million. From our inception until our IPO, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million. We have also financed our operations through an equipment loan and lease financing facility and bank and other borrowings. As of March 31, 2002, we had outstanding bank, other borrowings and notes payable of $24.9 million, and we had $13.4 million of cash and cash equivalents and $1.0 million of restricted cash.

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

In connection with our operating lease on our corporate headquarters in San Jose, California, we established a letter of credit in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allow for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we have reduced the letter of credit to $1.5 million during 2001 and to $1.0 million in 2002. The letter of credit is secured by balances in the Company’s investment accounts and is classified as restricted cash in our consolidated balance sheets.

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

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to utilize their professional services organizations to assist in this work at a minimum of $4.3 million over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of March 31, 2002, we had utilized $1.6 million of these professional services.

In July 2000, in recognition for the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our Outsourcing Agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At March 31, 2002, the remaining balance on the note was $2.5 million.

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

Net cash used in operating activities for the three months ended March 31, 2002 was $13.0 million as compared to $31.5 million for the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 related primarily to cash utilized to fund net losses as well as a decrease in accrued liabilities and accrued payroll and an increase in prepaid expenses and other current assets, which were partially offset by an increase in accounts payable and decreases in accounts receivable and restricted cash. Net cash used in operating activities for the three months ended March 31, 2001 related primarily to cash utilized to fund net losses as well as a decrease in account payable, accrued liabilities and accrued payroll and an increase in accounts receivable, which were partially offset by an increase in deferred revenue and deferred rent and a decrease in restricted cash, prepaid expenses and other current assets.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2002 as compared to net cash provided by investing activities of $2.5 million for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 related to the purchase of equipment to operate our marketplaces. Net cash provided by investing activities for the three months ended March 31, 2001 related to the net proceeds from the sale of marketable investments, which was partially offset by the cash used to purchase equipment to operate our marketplaces.

Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2002 as compared to $29.1 million for the three months ended March 31, 2001. Net cash provided by financing activities for the three months ended March 31, 2002 related primarily to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the Outsourcing Agreement, cash received related to options exercised, net of repurchases and proceeds from the issuance of common stock under our employee stock purchase plan, which were partially offset by repayments of notes payable. Net cash provided by financing activities for the three months ended March 31, 2001 related primarily to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the Outsourcing Agreement, proceeds from the issuance of common stock under our employee stock purchase plan and proceeds from the issuance of common stock, net of issuance costs partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of $13.4 million in cash and cash equivalents and $1.0 million of restricted cash, combined with those funds available to us through our line of credit with VHA and other sources, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Buyers and suppliers of products and services used by healthcare providers might not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of such products and services and, as a result, we may not succeed in increasing our revenue to the extent necessary to be cash flow positive during 2002 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we would need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We would also likely need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

In April 2001, the EITF reached a consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF No. 00-25 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. In November 2001, the EITF reached a consensus on EITF No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25. Upon application of EITF No. 01-9, financial statements for prior periods presented for comparative purposes are required to be reclassified to comply with the financial statement display requirements under EITF No. 01-9. As a result of the application of EITF No. 01-9, we have reclassified certain costs associated with equity consideration provided in connection with the our outsourcing and operating agreement with Novation, VHA, UHC and HPPI, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $2.0 million and $14.0 million for the three months ended March 31, 2001 and 2002, respectively. As reclassifications, these changes had no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $21.0 million for the three months ended March 31, 2002. In addition, as of March 31, 2002, we had an accumulated deficit of $565.1 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses in future quarters, primarily as a result of increases in costs and expenses relating to executing our strategy of building and operating Internet marketplaces for our trading partners. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

As of March 31, 2002, we had $13.4 million of cash and cash equivalents and $1.0 million of restricted cash, and $24.9 million in outstanding borrowings and notes payable, including $19.0 million outstanding under our credit agreement with VHA.

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

Because some of the participants in our marketplaces are stockholders or are affiliated with our stockholders or have strategic relationships with us, we may find it difficult to attract competing companies, which could limit the breadth of products offered on and users of our marketplaces

Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.7 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which was subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. As of March 31, 2002, VHA and UHC owned 48.0% and 11.9%, respectively, of our outstanding shares of common stock assuming they earned all the remaining shares of restricted stock. These relationships may deter other GPOs, suppliers or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the number of marketplaces we operate, the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

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
Cash equivalents, restricted cash and short-term investments:
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

Date: December 13, 2002

Certifications

I, Robert J. Zollars, Chief Executive Officer of Neoforma, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Neoforma, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 13, 2002

/s/ Robert J. Zollars
Robert J. Zollars Chief Executive Officer

Certifications

I, Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Neoforma, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 13, 2002

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime Chief Financial Officer