Form 10-Q/A
period 2002-06-30
NEOFORMA INC
filed 2002-12-13
CIK 1096219

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

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING THE FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001, RESPECTIVELY. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT EVENTS OTHER THAN THE CHANGES RELATED TO THE RESTATEMENT. SEE NOTE 10 TO THE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DISCUSSION OF THE RESTATEMENT.

NEOFORMA, INC.
FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2001*	June 30, 2002
		(As restated, see Note 10)
Current assets:
Cash and cash equivalents	$14,096	$16,605
Restricted cash, current portion	500	—
Accounts receivable, net of allowance for doubtful accounts of $206 and $259 as of December 31, 2001 and June 30, 2002, respectively	1,377	1,579
Prepaid expenses and other current assets	3,739	5,528
Deferred debt costs, current portion	175	—

Total current assets	19,887	23,712
Property and equipment, net	26,955	24,679
Intangibles, net of amortization	311	—
Capitalized partnership costs, net of amortization	234,352	202,712
Non-marketable investments	745	745
Restricted cash, less current portion	1,000	1,000
Other assets	3,051	2,448

Total assets	$286,301	$255,296

Current liabilities:
Notes payable, current portion:
Due to related party	$—	$19,000
Other	5,164	4,477

Total notes payable, current portion	5,164	23,477
Accounts payable	4,661	4,132
Accrued payroll	4,708	4,371
Other accrued liabilities	4,152	3,265
Deferred revenue, current portion	1,897	2,422

Total current liabilities	20,582	37,667

Deferred rent	499	565

Deferred revenue, less current portion	2,111	1,999

Notes payable, less current portion:
Due to related party	19,000	—
Other	1,635	819

Total notes payable, less current portion	20,635	819

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized — 300,000 shares at June 30, 2002
Issued and outstanding: 16,589 and 17,139 shares at December 31, 2001 and June 30, 2002, respectively	17	17
Warrants	80	80
Additional paid-in capital	803,239	809,319
Notes receivable from stockholders	(6,407)	(6,435)
Deferred compensation	(10,344)	(5,065)
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(544,110)	(583,670)

Total stockholders’ equity	242,474	214,246

Total liabilities and stockholders’ equity	$286,301	$255,296

*	Derived from audited financial statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(As restated, see Note 10)		(As restated, see Note 10)
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $3,763, $17,011, $5,763 and $30,903 for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, respectively (see Note 2)	$—	$—	$—	$—
Other	256	160	526	489

Total Marketplace revenue	256	160	526	489
Trading Partner Services revenue:
Trading partner services (see Note 2)	536	421	1,064	704
Sales of used equipment	237	—	237	—

Total Trading Partner Services revenue	773	421	1,301	704

Total revenue	1,029	581	1,827	1,193
Operating expenses:
Cost of equipment sold	216	—	216	—
Cost of services	3,491	1,974	7,618	4,163
Operations	4,354	3,457	8,394	6,846
Product development	4,434	4,006	9,562	7,739
Selling and marketing	7,323	2,928	17,528	6,296
General and administrative	4,478	4,066	8,970	7,700
Amortization of intangibles	7,435	—	15,380	—
Amortization of partnership costs (see Note 2)	15,064	2,396	31,748	7,646
Write-off of purchased software	283	244	315	244
Restructuring	600	—	600	(165)
Loss on divested businesses	817	—	817	156

Total operating expenses	48,495	19,071	101,148	40,625

Loss from operations	(47,466)	(18,490)	(99,321)	(39,432)
Other income (expense):
Interest income	196	271	541	390
Interest expense	(49)	(294)	(137)	(651)
Other income (expense)	(5)	(56)	(190)	133

Net loss	$(47,324)	$(18,569)	$(99,107)	$(39,560)

Net loss per share:
Basic and diluted	$(3.00)	$(1.12)	$(6.43)	$(2.41)

Weighted average shares — basic and diluted	15,788	16,559	15,421	16,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2002
	(As restated, see Note 10)

Cash flows from operating activities:
Net loss	$(99,107)	$(39,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock compensation	559	268
Provision for doubtful accounts	607	83
Depreciation and amortization of property and equipment	4,382	4,013
Write-off of purchased software	315	244
Amortization of intangibles	15,380	—
Amortization of partnership costs classified as an operating expense (see Note 2)	31,748	7,646
Amortization of deferred compensation	9,902	3,439
Amortization of deferred debt costs	210	175
Net loss on divested businesses	817	156
Accrued interest on stockholder note receivable	(50)	(36)
Change in assets and liabilities, net of divestitures:
Restricted cash	500	500
Accounts receivable	253	(130)
Prepaid expenses and other current assets	1,977	(1,789)
Other assets	(646)	611
Accounts payable	(11,641)	(529)
Accrued liabilities and accrued payroll	1,701	(1,227)
Deferred revenue	755	413
Deferred rent	114	66

Net cash used in operating activities	(42,224)	(25,657)

Cash flows from investing activities:
Purchases of marketable investments	(2,681)	—
Proceeds from the sale or maturity of marketable investments	5,834	—
Cash surrendered with divested businesses, net of cash proceeds received	(166)	—
Purchases of property and equipment	(5,138)	(1,981)

Net cash used in investing activities	(2,151)	(1,981)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 2)	5,828	31,189
Repayments of notes payable	(5,787)	(1,503)
Proceeds from draw under line of credit	10,000	—
Cash received related to options exercised	9	177
Proceeds from the issuance of common stock under the employee stock purchase plan	349	276
Collections of notes receivable from stockholders	—	8
Common stock repurchased, net of notes receivable issued to common stockholders	(84)	—
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	29,438	—

Net cash provided by financing activities	39,753	30,147

Net increase (decrease) in cash and cash equivalents	(4,622)	2,509
Cash and cash equivalents, beginning of period	22,530	14,096

Cash and cash equivalents, end of period	$17,908	$16,605

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$369	$139

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2002
	(As restated, see Note 10)
Supplemental schedule of non-cash financing activities:
Reduction of deferred compensation resulting from employee terminations	$941	$746

Increase in deferred compensation resulting from issuance of restricted stock to employees	$—	$516

Issuance of restricted common stock to related parties	$3,003	$7,195

Notes receivable from common stockholders cancelled in repurchase of common shares	$74	$—

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

Since inception, the Company has incurred significant losses, and, as of June 30, 2002, had an accumulated deficit of $583.7 million. The Company anticipates that currently available funds, consisting of cash and cash equivalents, combined with cash generated through its operations and funds available through its line of credit with VHA Inc. (VHA), will be sufficient to meet anticipated needs for working capital, capital expenditures and the payment of the current portion of notes payable through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, renew its existing line of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when and if required, or at all.

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

The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue:
Related party marketplace revenue	$3,763	$17,011	$5,763	$30,903
Related party implementation revenue	51	158	65	286
Offset of Amortization of partnership costs	(3,814)	(17,169)	(5,828)	(31,189)

Total related party revenue, as reported	$—	$—	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$18,878	$19,565	$37,576	$38,835
Offset to related party revenue	(3,814)	(17,169)	(5,828)	(31,189)

Total amortization of partnership costs reported as operating expenses	$15,064	$2,396	$31,748	$7,646

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

The Company’s investments in debt and equity securities were as follows, organized by major security type:

	June 30, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gain
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$2,299	$2,299	$—
Corporate debt securities	706	706	—

Total	$3,005	$3,005	$—

	December 31, 2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	$4,294	$(1)
Corporate debt securities	3,276	3,276	—

Total	$7,571	$7,570	$(1)

4.    RESTRUCTURING ACCRUALS

In December 2000, the Company recorded a restructuring charge of $691,000 in connection with the Company's decision to divest its Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. For the year ended December 31, 2001, $221,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $268,000 was paid out for idle facilities and related costs. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. In June 2001, the Company recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of the Company’s estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. During the six months ended June 30, 2002, $354,000 was paid out for idle facilities and related costs. The remaining accrual balance is expected to be utilized by the end of 2003.

In December 2001, the Company recorded a restructuring charge of $350,000 in connection with its decision to divest its EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. During the six months ended June 30, 2002, $146,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $17,000 was paid out for idle facilities and related costs. Of the employees terminated, all 7 were from sales and marketing. The Company also reversed $165,000 of severance related accruals during the six months ended June 30, 2002 as the Company had determined that severance costs would be less than originally anticipated. The remaining accrual balance is expected to be utilized by the end of 2002.

Components of the restructuring accrual as of June 30, 2002 were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at December 31, 2001	$311	$696	$45	$1,052
Payments	(146)	(371)	(53)	(570)
Reversals	(165)	—	—	(165)
Reclassifications	—	(16)	16	—

Balance at June 30, 2002	$—	$309	$8	$317

5.    BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive as a result of the Company’s net losses. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 2.5 million, 2.3 million, 2.7 million and 2.5 million shares for the three months ended June 30, 2001 and 2002, and the six months ended June 30, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(47,324)	$(18,569)	$(99,107)	$(39,560)

Basic and diluted:
Weighted average shares of common stock outstanding	16,111	16,702	15,775	16,602
Less: Weighted average shares of common stock subject to repurchase	(323)	(143)	(354)	(160)

Weighted average shares used in computing basic and diluted net loss per share	15,788	16,559	15,421	16,442

Basic and diluted net loss per common share	$(3.00)	$(1.12)	$(6.43)	$(2.41)

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which will be effective for the Company in 2003. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. Additionally, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Outsourcing Agreement. The total valuation of the common stock issued, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying Unaudited Condensed Consolidated Balance Sheets and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants is not calculated until earned. The valuation of warrants earned is calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the Outsourcing Agreement and volatility of 70%. The valuation is recorded as earned in the capitalized partnership costs account in the accompanying Unaudited Condensed Consolidated Balance Sheets. The value of the warrant shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of June 30, 2002, VHA and UHC had earned a total of 2.4 million of the shares resulting in a total valuation of $55.4 million being capitalized in capitalized partnership costs.

As of June 30, 2002, the Company had recorded total reductions in capitalized partnership costs of $144.0 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Additionally, as required under the transition guidance of EITF No. 01-9, the Company reclassified prior period financial statements presented for comparative purposes to be consistent with this presentation. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense, and will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows. See Note 2 for a further discussion of the application of EITF No. 01-9.

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

10. RESTATEMENT

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

During the years ended December 31, 2000 and 2001, as well as the six months ended June 30, 2002, the Company ceased using certain software. However, the Company did not give accounting recognition to this event. In addition, depreciation of the software equipment should have ceased as of the date the Company ceased using the software equipment in its operations.

During 2000, the Company capitalized certain deal costs, primarily investment banking fees, incurred in connection with the negotiation of its outsourcing and operating agreement (see Note 8). These costs, which were being amortized over 5 years, should have been expensed when incurred.

Also, the Company incorrectly calculated the value of restricted stock earned by related parties and the related amortization of partnership costs associated with this restricted stock (see Note 8).

Finally, the Company also determined that (i) it had over accrued for certain expenses, (ii) it had incorrectly accounted for certain stockholder notes receivable, (iii) it had not recorded stock compensation related to termination of employment in the period of termination, (iv) it should have capitalized interest expense related to the development of its marketplace platform, (v) it had not amortized an intangible asset acquired in 2000 and (vi) the allocation of the purchase price to the assets acquired and liabilities assumed in certain acquisitions required revision to correctly reflect the fair value of certain intangible assets including the amount allocated to acquired in-process research and development expensed upon acquisition. The Company also made other corrections to its consolidated financial statements for the years ended December 31, 2000 and 2001, as well as the three and six months ended June 30, 2001 and 2002, respectively.

In addition, the Company has made certain reclassifications to the prior year financial statements. These reclassifications primarily relate to the classification of (i) restricted cash, (ii) long-term debt and (iii) non-current prepaid software maintenance contract expenses.

The consolidated financial statements for the three and six months ended June 30, 2001 and 2002, respectively, contained herein have been restated to incorporate all of these adjustments and reclassifications.

The following are reconciliations of the Company’s results of operations from financial statements previously filed to the restated condensed consolidated financial statements (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet as of June 30, 2002
(unaudited)

	As Previously Reported	Cumulative Effect of Prior Year Changes	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$17,605	$(1,567)	$567	$16,605
Restricted cash, current portion	—	500	(500)	—
Accounts receivable, net of allowance for doubtful accounts	1,586	—	(7)	1,579
Prepaid expenses and other current assets	6,103	(618)	43	5,528

Total current assets	25,294	(1,685)	103	23,712
Property and equipment, net	24,984	(2,172)	1,867	24,679
Capitalized partnership costs, net of amortization	208,014	(7,178)	1,876	202,712
Non-marketable investments	745	—	—	745
Restricted cash, less current portion	—	1,000	—	1,000
Other assets	2,161	100	187	2,448

Total assets	$261,198	$(9,935)	$4,033	$255,296

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion:
Due to related party	$19,000	$—	$—	$19,000
Other	4,477	—	—	4,477

Total notes payable, current portion	23,477	—	—	23,477
Accounts payable	4,254	(931)	809	4,132
Accrued payroll	4,371	—	—	4,371
Other accrued liabilities	3,898	(528)	(105)	3,265
Deferred revenue, current portion	2,435	133	(146)	2,422

Total current liabilities	38,435	(1,326)	558	37,667

Deferred rent	—	499	66	565

Deferred revenue, less current portion	1,986	—	13	1,999

Notes payable, less current portion	819	—	—	819
Stockholders’ equity:
Common Stock	17	—	—	17
Warrants	3,688	(3,608)	—	80
Additional paid-in capital	813,995	(3,317)	(1,359)	809,319
Notes receivable from stockholders	(6,138)	(264)	(33)	(6,435)
Deferred compensation	(6,146)	698	383	(5,065)
Accumulated other comprehensive loss	(1)	—	1	—
Accumulated deficit	(585,457)	(2,617)	4,404	(583,670)

Total stockholders’ equity	219,958	(9,108)	3,396	214,246

Total liabilities and stockholders’ equity	$261,198	$(9,935)	$4,033	$255,296

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2001
(unaudited)

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $3,763 (see Note 2)	$—	$—	$—
Other	256	—	256

Total Marketplace revenue	256	—	256
Trading Partner Services revenue:
Trading partner services (see Note 2)	536	—	536
Sales of used equipment	237	—	237

Total Trading Partner Services revenue	773	—	773

Total revenue	1,029	—	1,029
Operating expenses:
Cost of equipment sold	216	—	216
Cost of services	3,695	(204)	3,491
Operations	4,220	134	4,354
Product development	4,436	(2)	4,434
Selling and marketing	7,576	(253)	7,323
General and administrative	4,844	(366)	4,478
Amortization of intangibles	7,204	231	7,435
Amortization of partnership costs (see Note 2)	15,640	(576)	15,064
Write-off of purchased software	—	283	283
Restructuring	—	600	600
Loss on divested business	621	196	817

Total operating expenses	48,452	43	48,495

Loss from operations	(47,423)	(43)	(47,466)
Other income (expense):
Interest income	158	38	196
Interest expense	(315)	266	(49)
Other income (expense)	(79)	74	(5)

Net loss	$(47,659)	$(335)	$(47,324)

Net loss per share:
Basic and diluted	$(3.02)		$(3.00)

Weighted average shares — basic and diluted	15,782		15,788

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2002
(unaudited)

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $17,011 (see Note 2)	$—	$—	$—
Other	160	—	160

Total Marketplace revenue	160	—	160
Trading Partner Services revenue (see Note 2)	421	—	421

Total revenue	581	—	581
Operating expenses:
Cost of services	2,382	(408)	1,974
Operations	3,702	(245)	3,457
Product development	4,219	(213)	4,006
Selling and marketing	3,245	(317)	2,928
General and administrative	4,360	(294)	4,066
Amortization of partnership costs (see Note 2)	2,960	(564)	2,396
Write-off of purchased software	—	244	244

Total operating expenses	20,868	(1,797)	19,071

Loss from operations	(20,287)	1,797	(18,490)
Other income (expense):
Interest income	199	72	271
Interest expense	(655)	361	(294)
Other income (expense)	(55)	(1)	(56)

Net loss	$(20,798)	$2,229	$(18,569)

Net loss per share:
Basic and diluted	$(1.25)		$(1.12)

Weighted average shares — basic and diluted	16,587		16,559

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2001
(unaudited)

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $5,763 (see Note 2)	$—	$—	$—
Other	526	—	526

Total Marketplace revenue	526	—	526
Trading Partner Services revenue:
Trading partner services (see Note 2)	1,064	—	1,064
Sales of used equipment	237	—	237

Total Trading Partner Services revenue	1,301	—	1,301

Total revenue	1,827	—	1,827
Operating expenses:
Cost of equipment sold	216	—	216
Cost of services	8,089	(471)	7,618
Operations	8,135	259	8,394
Product development	9,990	(428)	9,562
Selling and marketing	17,838	(310)	17,528
General and administrative	9,853	(883)	8,970
Amortization of intangibles	15,013	367	15,380
Amortization of partnership costs (see Note 2)	32,604	(856)	31,748
Write-off of purchased software	—	315	315
Restructuring	—	600	600
Loss on divested business	621	196	817

Total operating expenses	102,359	(1,211)	101,148

Loss from operations	(100,532)	1,211	(99,321)
Other income (expense):
Interest income	479	62	541
Interest expense	(618)	481	(137)
Other income (expense)	(211)	21	(190)

Net loss	$(100,882)	$1,775	$(99,107)

Net loss per share:
Basic and diluted	$(6.57)		$(6.43)

Weighted average shares — basic and diluted	15,365		15,421

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2002
(unaudited)

	As Previously Reported	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $30,903 (see Note 2)	$—	$—	$—
Other	489	—	489

Total Marketplace revenue	489	—	489
Trading Partner Services revenue (see Note 2)	704	—	704

Total revenue	1,193	—	1,193
Operating expenses:
Cost of services	4,681	(518)	4,163
Operations	7,214	(368)	6,846
Product development	8,042	(303)	7,739
Selling and marketing	7,037	(741)	6,296
General and administrative	8,281	(581)	7,700
Amortization of partnership costs (see Note 2)	8,990	(1,344)	7,646
Write-off of purchased software	—	244	244
Restructuring	—	(165)	(165)
(Gain)/loss on divested business	(65)	221	156

Total operating expenses	44,180	(3,555)	40,625

Loss from operations	(42,987)	3,555	(39,432)
Other income (expense):
Interest income	247	143	390
Interest expense	(1,358)	707	(651)
Other income (expense)	134	(1)	133

Net loss	$(43,964)	$4,404	$(39,560)

Net loss per share:
Basic and diluted	$(2.67)		$(2.41)

Weighted average shares—basic and diluted	16,473		16,442

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. This Form 10-Q/A is being filed for the purpose of amending and restating the Consolidated Financial Statements and related notes as of and for the three and six months ended June 30, 2002 and 2001, respectively. All information in this Form 10-Q/A is as of the date of the original filing and does not reflect any subsequent events other than the changes related to the restatement. See Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion of the restatement. The following discussion and analysis gives effect to the restatement.

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

Other Matters

Since inception, we have incurred significant losses and, as of June 30, 2002, had an accumulated deficit of $583.7 million. We anticipate our losses in 2002 will decrease as compared to fiscal 2001 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of intangibles, impairment of intangibles, impairment of assets held for divestiture and write-down of non-marketable investments, as well as anticipated increases in fees received from related parties. Historically, these fees have been reported as related party revenue. However, as a result of the application of EITF No. 01-9, non-cash amortization of partnership costs will be offset against these fees received from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense. We expect these fees from related parties to continue to increase over the next several quarters (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Subscription Fees. Subscription fee revenue is generated from buyers and suppliers on our marketplaces that prefer to pay a single annual subscription fee to participate in any given marketplace instead of transaction fees. In all cases, we recognize subscription fees ratably over the period of the subscription agreement, as that is generally the period over which the services are performed.

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

Implementation and Other Services Fees. We generally recognize implementation fees and other services fees where they relate to the implementation or use of our e-commerce solution, ratably over the term of the underlying e-commerce agreement. Revenue generated by implementation and other services we perform in connection with the implementation of other software products, applications or deliverables not directly related to our e-commerce services, is recognized on a completed contract basis.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2002, our accounts receivable balance was $1.6 million, net of allowance for doubtful accounts of $259,000. As of June 30, 2002, we had a notes receivable balance of $3.0 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s current estimated range of liability related to our pending litigation is based on claims for which our management is able to estimate the amount and range of loss. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of June 30, 2002, we had accrued $632,000 for potential liabilities related to our pending litigation.

Valuation of Intangible Assets

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

If we determine that the carrying value of intangible assets, which currently consist of capitalized partnership costs, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, amounted to $202.7 million as of June 30, 2002.

Results of Operations

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

Other. Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Other marketplace revenue was $160,000 for the three months ended June 30, 2002, a decrease from $256,000 for the three months ended June 30, 2001. The decrease was primarily due to the elimination of the revenue from our NeoMD operations in the second quarter of 2002 as a result of our divestiture of those operations in March 2002.

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

Cost of Services. Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $3.5 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During the latter half of 2001 and the first quarter of 2002, however, as part of our cost management efforts and the development of the skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses decreased from $4.4 million for the three months ended June 30, 2001 to $3.5 million for the three months ended June 30, 2002. The decrease was primarily due to a decrease in operations personnel related costs, a decrease in activity of third party consultants and decreased expenditures for additional technology costs, such as software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development. Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $4.4 million for the three months ended June 30, 2001 to $4.0 million for the three months ended June 30, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $7.3 million for the three months ended June 30, 2001 to $2.9 million for the three months ended June 30, 2002. The decrease was primarily due to reduced selling and marketing personnel costs and a reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, selling and marketing costs were at significantly lower levels for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $4.5 million for the three months ended June 30, 2001 to $4.1 million for the three months ended June 30, 2002. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we had acquired, including our Auction operations and certain components of our Plan services, and we incurred certain administrative costs of those entities during the first six months of 2001. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in future periods.

Amortization of Intangibles. Intangibles include goodwill and other intangible assets purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $7.4 million for the three months ended June 30, 2001 to none for the three months ended June 30, 2002. During the fourth quarter of 2001, we wrote down the intangibles related to our January 2000 acquisition of Pharos Technologies, Inc. and effectively all of the intangibles relating to the acquisition of EquipMD, Inc., operated as NeoMD, as a result of our plans to divest the NeoMD business. As such, we had no material acquisition related intangibles remaining to be amortized for the three months ended June 30, 2002.

Amortization of Partnership Costs. Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. As of June 30, 2002, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with their purchasing organization, Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the Outsourcing Agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $15.1 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $3.8 million and $17.2 million of amortization of partnership costs against related party revenue for the three months ended June 30, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $18.9 million to $19.6 million for the three months ended June 30, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the Outsourcing Agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to decrease in future quarters as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to increase. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. We amortize this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the three months ended June 30, 2001 and 2002, we recorded $186,000 and $127,000, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $2.8 million and $1.0 million during the three months ended June 30, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the three months ended June 30, 2001 and 2002, we recorded no reductions of this deferred compensation as a result of employee terminations and employee attrition in this business. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $1.6 million and $0 during the three months ended June 30, 2001 and 2002, respectively. Because we no longer employ any of the employees hired in connection with the acquisition of EquipMD as a result of the divestiture of these operations in March 2002, we do not have any remaining deferred compensation related to the employees of these operations. As a result, we will not be incurring amortization expenses relating to this deferred compensation in future periods.

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

The total deferred compensation balance of $5.1 million at June 30, 2002 is expected to be amortized as follows: $2.4 million during the remainder of fiscal 2002, $2.6 million during fiscal 2003 and $0.1 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in our Unaudited Condensed Consolidated Statements of Operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited, or increase if additional restricted stock grants are made.

Write-Off of Purchased Software.    During the three months ended June 30, 2001 and 2002, we expensed $283,000 and $244,000, respectively, related to the write-off of purchased software licenses that were no longer being utilized.

Restructuring.    Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations, as well as costs related to the divestitures of certain operations, including severance for the employees of those operations and accrued rent relating to potentially idle facilities.

In December 2000, we recorded a restructuring charge of $691,000 in connection with our decision to divest the Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. The operations were sold in 2001. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. In June 2001, we recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of our estimate of the time required to sublease idle facilities of the Auction operation and $61,000 related to severance costs for employees of the Auction operations. No restructuring charges related to these operations were recorded during the three months ended June 30, 2002.

In December 2001, we recorded a restructuring charge of $350,000 in connection with our decision to divest the EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. EquipMD was sold in the first quarter of 2002. Of the employees terminated, all 7 were from sales and marketing. No restructuring charges related to these operations were recorded during either the three months ended June 30, 2001 or 2002.

Net Loss on Divested Businesses.    Net loss on divested businesses for the three months ended June 30, 2001 consisted of the net loss realized as a result of the divestiture of the US Lifeline, USL, and FDI operations during that quarter. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $307,000 on the sale of the net assets, and the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets. The resulting net loss on divested businesses during the three months ended June 30, 2001 was $817,000. There were no such divestitures for the three months ended June 30, 2002.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income increased from $196,000 for the three months ended June 30, 2001 to $271,000 for the three months ended June 30, 2002. The increase in interest income was due to the increase in notes receivable and other interest bearing assets in fiscal 2002 versus 2001. Interest expense increased from $49,000 for the three months ended June 30, 2001 to $294,000 for the three months ended June 30, 2002. The increase in interest expense was due primarily to interest costs associated with our line of credit with VHA.

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

Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction based fees and subscription fees. Other marketplace revenue was $489,000 for the six months ended June 30, 2002, a decrease from $526,000 for the six months ended June 30, 2001. The decrease was primarily due to the elimination of the revenue from our NeoMD operations in the second half of 2002 as a result of our divestiture of those operations in March 2002, offset by an increase in other marketplace revenue generated by suppliers as a result of increased marketplace participation.

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

Cost of Services.    Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $7.6 million for the six months ended June 30, 2001 to $4.2 million for the six months ended June 30, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During 2001 and the first half of 2002, however, as part of our cost management efforts and the development of the skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses decreased from $8.4 million for the six months ended June 30, 2001 to $6.8 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease in operations personnel related costs, a decrease in activity of third party consultants and decreased expenditures for additional technology costs, such as software licenses and hardware costs, associated with the enhancement of the infrastructure of our marketplaces. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development.    Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $9.6 million for the six months ended June 30, 2001 to $7.7 million for the six months ended June 30, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $17.5 million for the six months ended June 30, 2001 to $6.3 million for the six months ended June 30, 2002. The decrease was primarily due to reduced selling and marketing personnel costs and a reduction in expenses related to travel and attendance at trade shows. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, selling and marketing costs were at significantly lower levels for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $9.0 million for the six months ended June 30, 2001 to $7.7 million for the six months ended June 30, 2002. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we had acquired, including our Auction operations and certain components of our Plan services, and we incurred certain administrative costs of those entities during the first six months of 2001. Given the organizational changes and divestitures we have made to streamline our operations and to focus on our core strategy, we expect general and administrative expenses to continue at these lower levels in future periods.

Amortization of Intangibles.    Intangibles include goodwill and other intangible assets purchased in acquisitions. Intangibles historically have been amortized on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $15.4 million for the six months ended June 30, 2001 to none for the six months ended June 30, 2002.

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

Amortization of Partnership Costs. Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. As of June 30, 2002, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with their purchasing organization, Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the Outsourcing Agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $31.7 million for the six months ended June 30, 2001 to $7.6 million for the six months ended June 30, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $5.8 million and $31.2 million of amortization of partnership costs against related party revenue for the six months ended June 30, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs, are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $37.6 million to $38.8 million for the six months ended June 30, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the Outsourcing Agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to decrease in future quarters as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to increase. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. We amortize this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the six months ended June 30, 2001 and 2002, we recorded $941,000 and $210,000, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $5.3 million and $2.2 million during the six months ended June 30, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the six months ended June 30, 2001 and 2002, we recorded $0 and $1.2 million, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $4.6 million and $51,000 during the six months ended June 30, 2001 and 2002, respectively. Because we no longer employ and of the employees hired in connection with the acquisition of EquipMD as a result of the divestiture of these operations in March 2002, we do not have any remaining deferred compensation related to the employees of these operations. As a result, we will no longer be incurring amortization expenses relating to this deferred compensation in future periods.

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

Write-Off of Purchased Software. During the six months ended June 30, 2001 and 2002, we expensed $315,000 and $244,000, respectively, related to the write-off of purchased software licenses that were no longer being utilized.

Restructuring. Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations, as well as costs related to the divestitures of certain operations, including severance for the employees of those operations and accrued rent relating to potentially idle facilities.

In December 2000, we recorded a restructuring charge of $691,000 in connection with our decision to divest the Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. The operations were sold in 2001. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. In June 2001, we recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of our estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. No restructuring charges related to these operations were recorded during the six months ended June 30, 2002.

In December 2001, we recorded a restructuring charge of $350,000 in connection with our decision to divest the EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. During the six months ended June 30, 2002, we reversed $165,000 of severance related accruals, as we determined that severance costs related to the divestiture of our NeoMD operations would be less than originally anticipated. EquipMD was sold in the first quarter of 2002. Of the employees terminated, all 7 were from sales and marketing. No restructuring charges related to these operations were recorded during the six months ended June 30, 2001.

Net (Gain)/Loss on Divested Businesses. Net (gain)/loss on divested businesses consists of the net loss realized as a result of the divestiture of the USL and FDI operations during the first half of 2001 and the loss realized as a result of the divestiture of the NeoMD operations in the first half of 2002. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL in 2001 resulted in a gain of $307,000 on the sale of the net assets, and the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets. The resulting net loss on divested businesses during the six months ended June 30, 2001 was $817,000. The divestiture of the NeoMD operations in the first quarter of 2002 resulted in a loss for the six months ended June 30, 2002 of $156,000.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income decreased from $541,000 for the six months ended June 30, 2001 to $390,000 for the six months ended June 30, 2002. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2001 and 2002. Interest expense increased from $137,000 for the six months ended June 30, 2001 to $651,000 for the six months ended June 30, 2002. The increase in interest expense was due primarily to interest costs associated with our line of credit with VHA. Other expense was $190,000 for the six months ended June 30, 2001 and other income was $133,000 for the six months ended June 30, 2002. The other income for the six months ended June 30, 2002 was primarily the result of amounts received from liquidation proceedings relating to certain non-marketable investments we had previously written off.

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

Liquidity and Capital Resources

In January 2000, we completed our initial public offering, or IPO, and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the IPO were approximately $95.3 million. From our inception until our IPO, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million. We have also financed our operations through an equipment loan and lease financing facility and bank and other borrowings. As of June 30, 2002, we had outstanding bank, other borrowings and notes payable of $24.3 million, and we had $16.6 million of cash and cash equivalents and $1.0 million of restricted cash.

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

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to utilize their professional services organizations to assist in this work at a minimum of $4.3 million over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of June 30, 2002, we had utilized $1.6 million of these professional services.

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

Net cash used in operating activities for the six months ended June 30, 2002 was $25.7 million as compared to $42.2 million for the six months ended June 30, 2001. Net cash used by operating activities for the six months ended June 30, 2002 related primarily to cash utilized to fund net losses as well as decreases in accounts payable, accrued liabilities and accrued payroll and increases in accounts receivable, prepaid expenses and other current assets, which were partially offset by an increase in deferred revenue and decreases in restricted cash and other assets. Net cash used by operating activities for the six months ended June 30, 2001 related primarily to cash utilized to fund net losses as well as a decrease in accounts payable and an increase in other assets, which were partially offset by an increase in accrued liabilities and accrued payroll, deferred revenue and deferred rent and decreases in restricted cash, accounts receivable, prepaid expenses and other current assets.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2002 as compared to $2.2 million for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 related to the purchase of equipment to operate our marketplaces. Net cash used in investing activities for the six months ended June 30, 2001 related to the purchase of equipment to operate our marketplaces and cash surrendered with divested businesses, net of cash proceeds received from divestitures, which were partially offset by the net proceeds from the sale of marketable investments.

Net cash provided by financing activities was $30.1 million for the six months ended June 30, 2002 as compared to $39.8 million for the six months ended June 30, 2001. Net cash provided by financing activities for the six months ended June 30, 2002 related to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the Outsourcing Agreement, cash received related to options exercised, and proceeds from the issuance of common stock under our employee stock purchase plan, which were partially offset by repayments of notes payable. Net cash provided by financing activities for the six months ended June 30, 2001 related to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the Outsourcing Agreement, proceeds from a draw under our line of credit with VHA, proceeds from the issuance of common stock under our employee stock purchase plan and proceeds from the issuance of common stock, net of issuance costs and notes receivable, partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of $16.6 million in cash and cash equivalents and $1.0 million of restricted cash, combined with cash generated through our operations and funds available to us through our line of credit with VHA, will be sufficient to meet our anticipated needs for working capital, capital expenditures and the payment of the current portion of notes payable through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Buyers and suppliers of products and services used by healthcare providers might not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of such products and services and, as a result, we may not succeed in increasing our revenue to the extent necessary to be cash flow positive during 2002 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we would need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We would also likely need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and certain other acquired intangible assets with indefinite lives are no longer subject to amortization. Intangible assets with finite lives will continue to be amortized over those lives. The adoption of this pronouncement did not have a significant impact on our financial position, results of operations or cash flows.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $39.6 million for the six months ended June 30, 2002. In addition, as of June 30, 2002, we had an accumulated deficit of $583.7 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses in future quarters, primarily as a result of increases in costs and expenses relating to executing our strategy of building and operating Internet marketplaces for our trading partners. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

As of June 30, 2002, we had $16.6 million of cash and cash equivalents and $1.0 million of restricted cash and $24.3 million in outstanding borrowings and notes payable, including $19.0 million in principal outstanding under our credit agreement with VHA.

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

Because some of the participants in our marketplaces are stockholders or are affiliated with our stockholders or have strategic relationships with us, we may find it difficult to attract competing companies, which could limit the breadth of products offered on and users of our marketplaces

Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.7 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which was subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. As of June 30, 2002, VHA and UHC owned 47.9% and 11.9%, respectively, of our outstanding shares of common stock assuming they earned all the remaining shares of restricted stock. These relationships may deter other GPOs, suppliers or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the number of marketplaces we operate, the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

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