Form 10-Q
period 2002-09-30
NEOFORMA INC
filed 2002-12-13
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

The number of shares of common stock outstanding on December 10, 2002 was 18,655,529.

NEOFORMA, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2001*	September 30, 2002
Current assets:
Cash and cash equivalents	$14,096	$22,580
Restricted cash, current portion	500	—
Accounts receivable, net of allowance for doubtful accounts of $206 and $259 as of December 31, 2001 and September 30, 2002, respectively	1,377	1,459
Prepaid expenses and other current assets	3,739	4,934
Deferred debt costs, current portion	175	—

Total current assets	19,887	28,973
Property and equipment, net	26,955	20,754
Intangibles, net of amortization	311	1,017
Capitalized partnership costs, net of amortization	234,352	184,786
Non-marketable investments	745	745
Restricted cash, less current portion	1,000	1,000
Other assets	3,051	1,903

Total assets	$286,301	$239,178

Current liabilities:
Notes payable, current portion:
Due to related party	$—	$19,000
Other	5,164	4,140

Total notes payable, current portion	5,164	23,140
Accounts payable	4,661	4,013
Accrued payroll	4,708	6,210
Other accrued liabilities	4,152	3,667
Deferred revenue, current portion	1,897	2,549

Total current liabilities	20,582	39,579

Deferred rent	499	594

Deferred revenue, less current portion	2,111	1,662

Notes payable, less current portion:
Due to related party	19,000	—
Other	1,635	455

Total notes payable, less current portion	20,635	455

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized — 300,000 shares at September 30, 2002
Issued and outstanding: 16,589 and 17,455 shares at December 31, 2001 and September 30, 2002, respectively	17	17
Warrants	80	80
Additional paid-in capital	803,239	811,805
Notes receivable from stockholders	(6,407)	(6,445)
Deferred compensation	(10,344)	(3,781)
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(544,110)	(604,788)

Total stockholders’ equity	242,474	196,888

Total liabilities and stockholders’ equity	$286,301	$239,178

*	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(As Restated, see Note 10)		(As Restated, see Note 10)
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $7,433, $18,452, $13,196 and $49,355 for the three months ended September 30, 2001 and 2002 and the nine months ended September 30, 2001 and 2002, respectively (see Note 2)	$—	$—	$—	$—
Other	307	248	833	737

Total Marketplace revenue	307	248	833	737
Trading Partner Services revenue:
Trading partner services (see Note 2)	196	1,065	1,260	1,769
Sales of used equipment	13	—	250	—

Total Trading Partner Services revenue	209	1,065	1,510	1,769

Total revenue	516	1,313	2,343	2,506
Operating expenses:
Cost of equipment sold	—	—	216	—
Cost of services	3,370	2,197	10,988	6,360
Operations	3,599	6,459	11,993	13,305
Product development	3,888	4,381	13,450	12,120
Selling and marketing	5,704	3,095	23,232	9,391
General and administrative	3,614	3,583	12,584	11,283
Amortization of intangibles	7,397	32	22,777	32
Amortization of partnership costs (see Note 2)	11,489	1,290	43,237	8,936
Write-off of purchased software	1,019	6	1,334	250
Write-off of in-process research and development	—	110	—	110
Restructuring	—	—	600	(165)
Write-down of non-marketable investments	3,000	—	3,000	—
Write-down of note receivable	—	1,053	—	1,053
Net (gain)/loss on divested businesses	(872)	—	(55)	156

Total operating expenses	42,208	22,206	143,356	62,831

Loss from operations	(41,692)	(20,893)	(141,013)	(60,325)
Other income (expense):
Interest income	113	327	654	717
Interest expense	(276)	(548)	(413)	(1,199)
Other income (expense)	634	(4)	444	129

Net loss	$(41,221)	$(21,118)	$(140,328)	$(60,678)

Net loss per share:
Basic and diluted	$(2.58)	$(1.24)	$(9.00)	$(3.65)

Weighted average shares—basic and diluted	15,960	16,985	15,600	16,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2002
	(As Restated, see Note 10)
Cash flows from operating activities:
Net loss	$(140,328)	$(60,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock compensation	559	268
Forgiveness of note payable in connection with acquisition	(500)	—
Provision for doubtful accounts	607	83
Depreciation and amortization of property and equipment	6,537	8,048
Write-off of purchased software	1,334	250
Amortization of intangibles	22,777	32
Amortization of partnership costs classified as an operating expense (see Note 2)	43,237	8,936
Amortization of deferred compensation	12,604	4,662
Amortization of deferred debt costs	315	175
Write-off of in-process research and development	—	110
Write-down of non-marketable investments	3,000	—
Write-down of note receivable	—	1,053
Net (gain)/loss on divested businesses	(55)	156
Accrued interest on stockholder note receivable	(75)	(54)
Change in assets and liabilities, net of divestitures:
Restricted cash	500	500
Accounts receivable	734	723
Prepaid expenses and other current assets	2,152	(2,248)
Other assets	(392)	1,156
Accounts payable	(12,775)	(648)
Accrued liabilities and accrued payroll	3,794	1,014
Deferred revenue	2,313	(198)
Deferred rent	167	95

Net cash used in operating activities	(53,495)	(36,565)

Cash flows from investing activities:
Purchases of marketable investments	(2,681)	—
Proceeds from the sale or maturity of marketable investments	7,825	—
Cash surrendered with divested businesses, net of cash proceeds received	(166)	—
Proceeds from repayments of notes receivable relating to divestitures	150	—
Cash paid in connection with the acquisition of MedContrax, Inc. and Med-ecorp, Inc.	—	(1,494)
Purchases of property and equipment	(7,593)	(2,097)

Net cash used in investing activities	(2,465)	(3,591)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 2)	13,347	49,814
Repayments of notes payable	(7,629)	(2,204)
Proceeds from draw under line of credit	14,000	—
Cash received related to options exercised	15	201
Proceeds from the issuance of common stock under the employee stock purchase plan	524	813
Common stock repurchased, net of notes receivable issued to common stockholders	(89)	—
Collections of notes receivable from stockholders	1	16
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	29,438	—

Net cash provided by financing activities	49,607	48,640

Net increase (decrease) in cash and cash equivalents	(6,353)	8,484
Cash and cash equivalents, beginning of period	22,530	14,096

Cash and cash equivalents, end of period	$16,177	$22,580

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$509	$194

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2002
	(As Restated, see Note 10)
Supplemental schedule of non-cash financing activities:
Reduction of deferred compensation resulting from employee terminations	$2,260	$792

Increase in deferred compensation resulting from issuance of restricted stock to employees	$—	$516

Issuance of restricted common stock to related parties	$3,571	$9,184

Notes receivable from common stockholders cancelled in repurchase of common shares	$91	$—

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

Since inception, the Company has incurred significant losses, and, as of September 30, 2002, had an accumulated deficit of $604.8 million. The Company anticipates that currently available funds, consisting of cash and cash equivalents, combined with cash generated through its operations and funds available through its line of credit with VHA Inc. (VHA), will be sufficient to meet anticipated needs for working capital, capital expenditures and the payment of the current portion of notes payable through at least the next 12 months. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than it expects. The Company’s projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, renew its existing line of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when and if required, or at all.

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

The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue:
Related party marketplace revenue	$7,433	$18,452	$13,196	$49,355
Related party implementation revenue	86	173	151	459
Offset of amortization of partnership costs	(7,519)	(18,625)	(13,347)	(49,814)

Total related party revenue, as reported	$—	$—	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$19,008	$19,915	$56,584	$58,750
Offset to related party revenue	(7,519)	(18,625)	(13,347)	(49,814)

Total amortization of partnership costs reported as operating expenses	$11,489	$1,290	$43,237	$8,936

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

Realized gains and losses are included in interest income and expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2002, all of the Company’s investments in debt and equity securities had original maturities of less than 90 days and, as such, were classified as available-for-sale.

The Company’s investments in debt and equity securities were as follows, organized by major security type:

	September 30, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gain
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$5,793	$5,793	$—
Corporate debt securities	6,547	6,547	—

Total	$12,340	$12,340	$—

	December 31, 2001
	Amortized	Aggregate	Unrealized
	Cost	Fair Value	Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	4,294	$(1)
Corporate debt securities	3,276	3,276	—

Total	$7,571	7,570	$(1)

4.    RESTRUCTURING ACCRUALS

In December 2000, the Company recorded a restructuring charge of $691,000 in connection with the Company’s decision to divest its Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. For the year ended December 31, 2001, $221,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $268,000 was paid out for idle facilities and related costs. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. In June 2001, the Company recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of the Company’s estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. During the nine months ended September 30, 2002, $527,000 was paid out for idle facilities and related costs. The remaining accrual balance is expected to be utilized by the end of 2003.

In December 2001, the Company recorded a restructuring charge of $350,000 in connection with its decision to divest its EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. During the nine months ended September 30, 2002, $146,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $17,000 was paid out for idle facilities and related costs. Of the employees terminated, all 7 were from sales and marketing. The Company also reversed $165,000 of severance related accruals during the nine months ended September 30, 2002 as the Company had determined that severance costs would be less than originally anticipated. The remaining accrual balance is expected to be utilized by the end of 2002.

Components of the restructuring accrual as of September 30, 2002 were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at December 31, 2001	$311	$696	$45	$1,052
Payments	(146)	(544)	(61)	(751)
Reversals	(165)	—	—	(165)
Reclassifications	—	(16)	16	—

Balance at September 30, 2002	$—	$136	$—	$136

5.    BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share on a historical basis is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive as a result of the Company’s net losses. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 2.3 million, 1.6 million, 2.6 million and 2.3 million shares for the three months ended September 30, 2001 and 2002, and the nine months ended September 30, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss	$(41,221)	$(21,118)	$(140,328)	$(60,678)

Basic and diluted:
Weighted average shares of common stock outstanding	16,230	17,096	15,926	16,767
Less: Weighted average shares of common stock subject to repurchase	(270)	(111)	(326)	(144)

Weighted average shares used in computing basic and diluted net loss per share	15,960	16,985	15,600	16,623

Basic and diluted net loss per common share	$(2.58)	$(1.24)	$(9.00)	$(3.65)

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the EITF reached a consensus on EITF Abstract No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9. On July 26, 2000, the Company issued equity consideration to VHA and UHC in connection with its Outsourcing Agreement with Novation, VHA, UHC and HPPI. As a result of the application of EITF No. 01-9, the Company has reclassified certain costs associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $7.5 million and $18.6 million for the three months ended September 30, 2001 and 2002, respectively, and $13.3 million and $49.8 million for the nine months ended September 30, 2001 and 2002, respectively. As reclassifications, these changes had no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow. See Note 2 for further discussion of the application of EITF No. 01-9.

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

7. LITIGATION

        In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (“IPO”)) (the “Underwriter Defendants”), as well as its Chairman and Chief Executive Officer, Robert J. Zollars, and its former Chief Financial Officer, Frederick Ruegsegger (the “Individual Defendants”), were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased the common stock of the Company from January 24, 2000 to December 6, 2000. These actions have since been consolidated and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the Underwriter Defendants solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the IPO, and that some investors in the IPO allegedly agreed with the Underwriter Defendants to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and the Individual Defendants are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in its IPO registration statement and prospectus that the Underwriter Defendants had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Allocation Litigation”). On July 1, 2002, the Underwriter Defendants moved to dismiss all of the IPO Allocation Litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company and the Individual Defendants, along with the other non-Underwriter Defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, the Individual Defendants were dismissed from the action without prejudice. The Company is defending against this action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the motions.

On January 11, 2002, the Company filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of the Company’s subsidiary, Neoforma GAR, Inc., which had provided Auction services. Prior to filing of the suit, the Company had accelerated all principal payments under the promissory note after Med-XS failed to make scheduled payments under the promissory note and demanded Med-XS pay the entire $2.4 million immediately. On September 26, 2002, the Company entered into a confidential settlement agreement with Med-XS to settle the suit the Company had filed against Med-XS. The Company recorded a $1.1 million write-down of the promissory note during the three months ended September 30, 2002 to reflect the collectible value of the note based on the terms of the settlement agreement.

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

In consideration for the services agreed to be rendered, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. Additionally, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Outsourcing Agreement. The total valuation of the common stock issued, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying Unaudited Condensed Consolidated Balance Sheets and is being amortized over the estimated beneficial life of five years. Due to the performance criteria on the warrants, the valuation of the warrants is not calculated until earned. The valuation of warrants earned is calculated using the Black-Scholes pricing model using a risk free interest rate of 5.8%, expected dividend yield of zero, an average life equal to the remaining term of the Outsourcing Agreement and volatility of 70%. The valuation is recorded as earned in the capitalized partnership costs account in the accompanying Unaudited Condensed Consolidated Balance Sheets. The value of the warrant shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of September 30, 2002, VHA and UHC had earned a total of 2.6 million of the shares resulting in a total valuation of $57.4 million being capitalized in capitalized partnership costs.

As of September 30, 2002, the Company had recorded total reductions in capitalized partnership costs of $163.9 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Additionally, as required under the transition guidance of EITF No. 01-9, the Company has reclassified prior period financial statements presented for comparative purposes to be consistent with this presentation. Any amortization of partnership costs in excess of related party revenue in any period will continue to be classified as an operating expense, and will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows. See Note 2 for a further discussion of the application of EITF No. 01-9.

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

In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, which was amended in February 2002, the Company is able to borrow funds until May 31, 2003, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that the Company borrows under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of the Company’s assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003. In the event that the Company (i) sells any stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by the Company’s assets as of the date entered into the credit agreement, then the maximum of $25 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds it receives from any of these transactions. As of September 30, 2002, the Company had outstanding principal borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

In September 2001, the Company, Novation, VHA, UHC and HPPI amended the Amended Outsourcing Agreement (the Amendment). Pursuant to the Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s with connectivity solution. As a result, the Company will be able to provide its trading partners within Marketplace@Novation with information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerates the Company’s ability to capture critical supply chain data and will also enable the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

Effective September 2002, the Company, Novation, VHA, UHC and HPPI further amended and restated the Amended Outsourcing Agreement (the Revised Amended Outsourcing Agreement). As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums are based on a predetermined fee schedule through 2002. Among other changes, the amendment reduced the quarterly maximums for the third and fourth quarters of 2002. In the third quarter of 2002, the fees received from Novation were reduced by these revised maximums. Effective in 2003, the quarterly maximums for a given year will be based on Novation’s estimated financial performance, as defined, for the subsequent year. Any difference in the calculated quarterly maximums that results from differences between Novation’s estimated and actual financial performance will increase or decrease subsequent period quarterly maximums. Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view marketplace level data was limited to data from

Novation and HPPI sponsored marketplaces only. Also, Novation now only has the exclusive right to recruit suppliers for Novation and HPPI sponsored marketplaces and not for any other marketplaces that we operate.

As a result of the terms of the Outsourcing Agreement and the subsequent amendments between the Company, VHA, UHC and Novation, certain executive officers of VHA, UHC and Novation sat on the board of the Company as of September 30, 2002. Such individuals were: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA.

9. ACQUISITION

In July 2002, the Company acquired substantially all of the assets of data management companies MedContrax, Inc. (MedContrax) and Med-ecorp, Inc. (Med-ecorp). The total purchase price was approximately $1.5 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $336,000, $360,000, $340,000, $348,000 and $110,000 were allocated to tangible assets, a proprietary database, developed technology, goodwill and acquired in-process research and development, respectively. The proprietary database and developed technology are being amortized over their estimated useful lives of three year and five years, respectively. Goodwill is not being amortized. The $110,000 allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows related to incomplete research and development projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the $110,000 was expensed as of the acquisition date.

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

During the years ended December 31, 2000 and 2001, as well as the nine months ended September 30, 2002, the Company ceased using certain software. However, the Company did not give accounting recognition to this event. In addition, depreciation of the software equipment should have ceased as of the date the Company ceased using the software equipment in its operations.

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

Finally, the Company also determined that (i) it had over accrued for certain expenses, (ii) it had incorrectly accounted for certain stockholder notes receivable, (iii) it had not recorded stock compensation related to termination of employment in the period of termination, (iv) it should have capitalized interest expense related to the development of its marketplace platform, (v) it had not amortized an intangible asset acquired in 2000 and (vi) the allocation of the purchase price to the assets acquired and liabilities assumed in certain acquisitions required revision to correctly reflect the fair value of certain intangible assets including the amount allocated to acquired in-process research and development expensed upon acquisition. The Company also made other corrections to its consolidated financial statements for the years ended December 31, 2000 and 2001, as well as the three and nine months ended September 30, 2001.

In addition, the Company has made certain reclassifications to the prior year financial statements. These reclassifications primarily relate to the classification of (i) restricted cash, (ii) long-term debt and (iii) non-current prepaid software maintenance contract expenses.

The consolidated financial statements for the three and nine months ended September 30, 2001 contained herein have been restated to incorporate all of these adjustments and reclassifications.

The following are reconciliations of the Company’s results of operations from financial statements previously filed to the restated and condensed consolidated financial statements (in thousands, except per share amounts):

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2001
(unaudited)

	As Previously Reported*	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $7,433 (see Note 2)	$—	$—	$—
Other	307	—	307

Total marketplace revenue	307	—	307
Trading Partner Services revenue:
Trading partner services (see Note 2)	196	—	196
Sales of used equipment	13	—	13

Total Trading Partner Services revenue	209	—	209

Total revenue	516	—	516
Operating expenses:
Cost of services	3,767	(397)	3,370
Operations	3,820	(221)	3,599
Product development	4,124	(236)	3,888
Selling and marketing	6,062	(358)	5,704
General and administrative	4,047	(433)	3,614
Amortization of intangibles	7,168	229	7,397
Amortization of partnership costs (see Note 2)	11,748	(259)	11,489
Write-off of purchased software	—	1,019	1,019
Write-down of non-marketable investments	3,000	—	3,000
Net gain on divested business	(879)	7	(872)

Total operating expenses	42,857	(649)	42,208

Loss from operations	(42,341)	649	(41,692)
Other income (expense):
Interest income	60	53	113
Interest expense	(337)	61	(276)
Other income (expense)	652	(18)	634

Net loss	$(41,966)	$745	$(41,221)

Net loss per share:
Basic and diluted	$(2.64)		$(2.58)

Weighted average shares — basic and diluted	15,907		15,960

*	Reflects the application of EITF No. 01-9. See Note 2 for further discussion of the impact of EITF No. 01-9.

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2001
(unaudited)

	As Previously Reported*	Adjustments	As Restated
Revenue:
Marketplace revenue:
Related party, net of amortization of partnership costs of $13,196 (see Note 2)	$—	$—	$—
Other	833	—	833

Total Marketplace revenue	833	—	833
Trading Partner Services revenue:
Trading partner services (see Note 2)	1,260	—	1,260
Sales of used equipment	250	—	250

Total Trading Partner Services revenue	1,510	—	1,510

Total revenue	2,343	—	2,343
Operating expenses:
Cost of equipment sold	216	—	216
Cost of services	11,856	(868)	10,988
Operations	11,955	38	11,993
Product development	14,114	(664)	13,450
Selling and marketing	23,900	(668)	23,232
General and administrative	13,900	(1,316)	12,584
Amortization of intangibles	22,181	596	22,777
Amortization of partnership costs (see Note 2)	44,352	(1,115)	43,237
Write-off of purchased software	—	1,334	1,334
Restructuring	—	600	600
Write-down of non-marketable investments	3,000	—	3,000
Net gain on divested businesses	(258)	203	(55)

Total operating expenses	145,216	(1,860)	143,356

Loss from operations	(142,873)	1,860	(141,013)
Other income (expense):
Interest income	539	115	654
Interest expense	(955)	542	(413)
Other income (expense)	441	3	444

Net loss	$(142,848)	$2,520	$(140,328)

Net loss per share:
Basic and diluted	$(9.19)		$(9.00)

Weighted average shares — basic and diluted	15,546		15,600

*	Reflects the application of EITF No. 01-9. See Note 2 for further discussion of the impact of EITF No. 01-9.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. The following discussion and analysis for the three and nine months ended September 30, 2001 gives effect to the restatement for those periods. See Note 10 to the Notes to Condensed Consolidated Financial Statements for further discussion of the restatement.

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

Overview

Neoforma is a leading healthcare supply chain and information solutions company. We build and operate Internet marketplaces that empower healthcare trading partners to optimize supply chain performance and we provide complementary solutions to our trading partners that enable them to increase the value they derive from our marketplaces. Our objective is to develop the industry standard supply chain operating system for healthcare. Our solutions enable the participants in the healthcare supply chain, principally healthcare providers, manufacturers, distributors and group purchasing organizations, or GPOs, to significantly improve business processes within their organizations and among their trading partners. These solutions consist of Web-based applications and services for our customers, or trading partners, that are designed to accelerate and optimize their use of the marketplaces that we build for them. Our trading partners include GPOs, healthcare providers such as hospitals and integrated delivery networks, and the manufacturers and distributors that sell products and services to them. As of September 30, 2002, the Company’s only Internet marketplace that was generating revenue was Marketplace@Novation.

Our revenue streams currently consist of two types of revenue: marketplace revenue and trading partner services revenue. Marketplace revenue is comprised of transaction and subscription based fees paid by the buyers and the suppliers of products on our marketplaces, as well as fees paid by marketplace sponsors such as GPOs. Trading partner services revenue consists of revenue generated from the sale or license of applications and services that are complementary to our marketplace services. Trading partner services revenue currently consists of revenue relating to contract management and market intelligence services provided to manufacturers and distributors, revenue relating to the sale of our Rapid Connectivity Solution, or RCS, to Global Healthcare Exchange, LLC, or GHX, revenue relating to data cleansing and implementation services provided to healthcare providers and fees from other value added services to our trading partners.

We recognize transaction fees as revenue in the period the transaction is confirmed by both the buyer and the seller. The transaction fee is based on the total purchase price as confirmed by the seller and the buyer. We receive transaction fees when (i) the initial order is placed and processed through the marketplace, or (ii) the initial order is placed outside the marketplace, but the transaction information is subsequently captured and processed through the marketplace. Marketplace subscription fees are recognized ratably over the period of the related agreement with the applicable buyer or supplier. Setup and implementation fees are recognized upon completion of the related services. With respect to software licenses, license fees are recognized when the software has been delivered and there are no other contingencies related to our performance. If license fees are contingent upon our performance subsequent to delivery, we defer recognition of such fees or the fair market value of the undelivered element requiring performance until we have completed performance. Subscription and maintenance fee revenue is recognized ratably over the period of the service agreement. Services revenue from contract management and market intelligence services is recognized ratably over the term of the related services agreement, unless the agreement calls for specific deliverables, in which case revenue is recognized upon delivery of the applicable deliverables. Services revenue for implementation projects is generally the result of fixed fee arrangements, and due to the nature and term of the projects, we recognize such fees on a completed contract basis. Revenue for other services, including training and consulting, is recognized as services are performed for time and material arrangements.

We are continuing to identify new potential revenue opportunities within the scope of our core strategy of developing and operating Internet marketplaces. We have identified opportunities to develop and sell additional products and services into our existing customer base that can provide significant value to trading partners using our marketplaces and could represent significant future revenue opportunities. In connection with this strategy, we have refocused our efforts on identifying opportunities to license the proprietary technology that we have developed and are developing for internal use as part of our marketplace development efforts. Although licensing these internally developed software and technology solutions has been part of our core strategy, only recently has Marketplace@Novation achieved volume levels sufficient to validate our technology and enable us to pursue technology licensing opportunities. Our sale of RCS to GHX in August 2001 was the first such sale of our proprietary, internally developed software, and we intend to continue to market our technology solutions to other marketplace providers and participants in the healthcare industry, as well as in other vertical markets.

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

Effective September 2002, the Company, Novation, VHA, UHC and HPPI further amended and restated the Amended Outsourcing Amendment. As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums are based on a predetermined fee schedule through 2002. Among other changes, this revision to the Amended Outsourcing Agreement, or Revised Amended Outsourcing Agreement, reduced the quarterly maximums for the third and fourth quarters of 2002. In the third quarter of 2002, the fees received from Novation were reduced by these revised maximums. Effective in 2003, the quarterly maximums for a given year will be based on Novation’s estimated financial performance, as defined, for the subsequent year. Any difference in the calculated quarterly maximums that results from differences between Novation’s estimated and actual financial performance will increase or decrease subsequent period quarterly maximums. Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view marketplace level data was limited to data from Novation and HPPI sponsored marketplaces only. Also, Novation now only has the exclusive right to recruit suppliers for Novation and HPPI sponsored marketplaces and not for any other marketplaces that we operate.

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies, Inc., or i2 Technologies, under which these entities purchased a total of approximately 1.8 million shares of our common stock at a price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers.

As a result of the terms of the Outsourcing Agreement and the subsequent amendments and revisions, certain executive officers of VHA, UHC and Novation sat on our board as of September 30, 2002. Such individuals were: Robert J. Baker, President and CEO of UHC; Mark McKenna, President of Novation; Curt Nonomaque, Executive Vice President of VHA; and C. Thomas Smith, President and CEO of VHA.

Acquisition

In July 2002, we acquired substantially all of the assets of data management companies MedContrax, Inc., or MedContrax, and Med-ecorp, Inc., or Med-ecorp. The total purchase price was approximately $1.5 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $336,000, $360,000, $340,000, $348,000 and $110,000 were allocated to tangible assets, a proprietary database, developed technology, goodwill and acquired in-process research and development, respectively. The proprietary database and developed technology are being amortized over their estimated useful lives of three years and five years, respectively. Goodwill is not being amortized. The $110,000 allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows related to incomplete research and development projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the $110,000 was expensed as of the acquisition date.

Other Matters

Since inception, we have incurred significant losses and, as of September 30, 2002, had an accumulated deficit of $604.8 million. In 2002, our losses will decrease as compared to fiscal 2001, and we expect our losses in 2003 will continue to decrease as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of intangibles, impairment of intangibles, impairment of assets held for divestiture and write-down of non-marketable investments, as well as anticipated increases in fees received from related parties. Historically, these fees have been reported as related party revenue. However, as a result of the application of EITF No. 01-9, non-cash amortization of partnership costs will be offset against these fees received from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Revenue Recognition

We derive our revenue from marketplace applications and services and from related trading partner applications and services we provide to our trading partners. Marketplace revenue consists primarily of transaction based fees and subscription based fees. Trading partner services revenue currently consists of software license fees, contract management and market intelligence services fees, subscription fees, implementation fees and fees from other value added services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

Trading Partner Services Revenue

Software License Fees. Although we have had relatively immaterial amounts of software license revenue to date, we anticipate that we will generate increased software license revenue in future periods. We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

Contract Management and Market Intelligence Services Fees. As our contract management and market intelligence services fees agreements are generally for the delivery of specified reports or other deliverables, we recognize these fees upon delivery of the specified deliverables. In the event that a contract management or market intelligence services agreement does not contain specific deliverables, but rather provides access to services or reports over a specified term, the fees are recognized ratably over that term.

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

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Management also performs additional periodic analysis of the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of September 30, 2002, our accounts receivable balance was $1.5 million, net of allowance for doubtful accounts of $259,000. As of September 30, 2002, we had a notes receivable balance of $2.0 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s current estimated range of liability related to our pending litigation is based on claims for which our management is able to estimate the amount and range of loss. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of September 30, 2002, we had accrued $410,000 for potential liabilities related to our pending litigation.

Valuation of Intangible Assets

We assess the impairment of identifiable intangible assets, which currently consist of capitalized partnership costs, goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

If we determine that the carrying value of any intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, and acquisition related intangible assets, net of amortization, amounted to $184.8 million and $1.0 million, respectively, as of September 30, 2002.

Results of Operations

Three Months Ended September 30, 2001 as Compared to Three Months Ended September 30, 2002

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of payments for marketplace services from VHA, UHC and Novation. For the three months ended September 30, 2001 and 2002, related party marketplace revenue consisted solely of payments from Novation to us under the minimum fee level guarantee provisions of the Outsourcing Agreement as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $7.4 million and $18.5 million of amortization of partnership costs against related party marketplace revenue for the three months ended September 30, 2001 and 2002, respectively, there was no net related party marketplace revenue for either period. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other.    Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction-based fees and subscription fees. Other marketplace revenue was $248,000 for the three months ended September 30, 2002, a decrease from $307,000 for the three months ended September 30, 2001. The decrease was primarily due to the elimination of the revenue from our NeoMD operations in the second quarter of 2002 as a result of our divestiture of those operations in March 2002, partially offset by an increase in other marketplace revenue generated by suppliers as a result of increased marketplace participation.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of applications and services that are complementary or additive to our marketplace services. Currently, trading partner services revenue consists of revenue relating to contract management and market intelligence services provided to manufacturers and distributors, revenue relating to the sale of internally-generated software and technology solutions, revenue relating to data cleansing services provided to healthcare providers and fees from other value added services to our trading partners. Historically, trading partner services revenue has consisted of the following: setup fees to digitize product information; subscription and transaction-based fees for management and disposition of used medical equipment through our asset recovery service, which were generated by our Neoforma GAR division, or GAR, which we refer to as Auction, which we divested in September 2001; sponsorship fees paid by sellers to feature their brands and products on our Plan service, which was terminated in late 2001; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The increase in trading partner services revenue from $196,000 for the three months ended September 30, 2001 to $1.1 million for the three months ended September 30, 2002 was primarily due to revenue generated from our new contract management and market intelligence services. These services were introduced in connection with our acquisition of substantially all of the assets of MedContrax and Med-ecorp in July 2002.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our now divested Auction operations. We had total sales of used equipment of $13,000 for the three months ended September 30, 2001, and none for the three months ended September 30, 2002. The decrease is a direct result of the sale of the Auction operations in September 2001. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from sales of used equipment.

Operating Expenses

Cost of Services. Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $3.4 million for the three months ended September 30, 2001 to $2.2 million for the three months ended September 30, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During the latter half of 2001 and the first quarter of 2002, however, as part of our cost management efforts and the development of the required skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses increased from $3.6 million for the three months ended September 30, 2001 to $6.5 million for the three months ended September 30, 2002. The increase was primarily due to depreciation of certain assets utilized in the operation of our marketplaces, which were first placed into service during the three months ended September 30, 2002. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development. Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses increased from $3.9 million for the three months ended September 30, 2001 to $4.4 million for the three months ended September 30, 2002. The increase was primarily due to an increase in product development personnel between September 2001 and September 2002. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $5.7 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002. The decrease was primarily due to reduced selling and marketing personnel costs as well as a reduction in general sales and marketing expenses, including travel and other related costs. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, selling and marketing costs were at significantly lower levels for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses remained relatively unchanged at $3.6 million for the three months ended September 30, 2001 and 2002. We expect general administrative expenses to increase slightly over the next few quarters as we make investments, primarily in personnel, to support our growth.

Amortization of Intangibles. Intangibles include goodwill and other intangible assets purchased in acquisitions. We have historically amortized intangible assets on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $7.4 million for the three months ended September 30, 2001 to $32,000 for the three months ended September 30, 2002. During the fourth quarter of 2001, we wrote down the intangible assets related to our acquisition of Pharos Technologies, Inc. and effectively all of the intangible assets relating to the acquisition of EquipMD, Inc., or EquipMD, operated as NeoMD, as a result of our plans to divest the NeoMD business. As a result, we no longer incur amortization expenses related to these operations. In July 2002, we recorded intangible assets of $1.0 million, of which $348,000 is goodwill, in connection with the acquisition of substantially all of the assets of MedContrax and Med-ecorp. Effective fiscal 2002, goodwill is not being amortized. The amortization of intangibles of $32,000 for the three months ended September 30, 2002 related to these intangible assets.

        Amortization of Partnership Costs. Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. As of September 30, 2002, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with their purchasing organization, Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the Outsourcing Agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $11.5 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $7.5 million and $18.6 million of amortization of partnership costs against related party revenue for the three months ended September 30, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $19.0 million to $19.9 million for the three months ended September 30, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the Outsourcing Agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to remain at lower than historical levels as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to be significant. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. We amortize this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the three months ended September 30, 2001 and 2002, we recorded $1.3 million and $15,000, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $1.3 million and $628,000 during the three months ended September 30, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD in April 2000, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the three months ended September 30, 2001 and 2002, we recorded no reductions of this deferred compensation as a result of employee terminations and employee attrition in this business, which we divested in March 2002. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $1.6 million and $0 during the three months ended September 30, 2001 and 2002, respectively. Because we no longer employ any of the employees hired in connection with the acquisition of EquipMD as a result of the divestiture of these operations in March 2002, we do not have any remaining deferred compensation related to the employees of these operations. As a result, we will not be incurring amortization expenses relating to this deferred compensation in future periods.

In late 2001 and in the first half of 2002, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.8 million which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 16, 2004, subject to the continuous employment of the employees and officers with us through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $589,000 during the three months ended September 30, 2002.

The total deferred compensation balance of $3.8 million at September 30, 2002 is expected to be amortized as follows: $1.1 million during the remainder of fiscal 2002, $2.6 million during fiscal 2003 and $0.1 million during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in our Unaudited Condensed Consolidated Statements of Operations. The amount of deferred compensation expense to be recorded in future periods could continue to decrease if options or restricted stock for which accrued but unvested compensation has been recorded are forfeited, or increase if additional restricted stock grants are made.

Write-Off of Purchased Software. During the three months ended September 30, 2001 and 2002, we expensed $1.0 million and $6,000, respectively, related to the write-off of purchased software licenses that we were no longer utilizing.

Write-Off of Acquired In-Process Research and Development. For the three months ended September 30, 2002, we expensed $110,000 related to the write-off of acquired in-process research and development in connection with the MedContrax and Med-ecorp acquisition in July 2002.

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

Write-Down of Note Receivable. In September 2002, we entered into a confidential settlement agreement with Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, to settle the suit we had filed against Med-XS, and the subsequent counterclaim filed by Med-XS against us, in connection with their failure to make payments to us under a $2.4 million promissory note executed as partial payment for their purchase of our subsidiary, GAR. We recorded a write-down of $1.1 million during the three months ended September 30, 2002 to reflect the collectible value of the note based on the terms of the settlement agreement.

Net (Gain)/Loss on Divested Businesses. Net (gain)/loss on divested businesses for the three months ended September 30, 2001 consisted of the gain realized as a result of the sale of GAR to Med-XS. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of GAR resulted in a gain of $872,000 on the sale of the net assets for the third quarter of 2001.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the quarter ended September 30, 2002 was $327,000 compared to $113,000 for the quarter ended September 30, 2001. The increase in interest income was due to an increase in notes receivable and other interest bearing assets in fiscal 2002 versus 2001. Interest expense increased from $276,000 for the three months ended September 30, 2001 to $548,000 for the three months ended September 30, 2002. The increase in interest expense was primarily due to a reduction in capitalized interest from $308,000 during the three months ended September 30, 2001 to $0 during the three months ended September 30, 2002. Total interest incurred during the three months ended September 30, 2001, before capitalized interest, was $584,000. In addition, we also had higher interest costs due to increased borrowings under our line of credit with VHA. Other income (expense) decreased from income of $634,000 in the third quarter of 2001 to expense of $4,000 in the third quarter of 2002. The other income during the three months ended September 30, 2001 was primarily the result of the forgiveness of $500,000 of debt under our note payable to the original owner of the GAR business. This $500,000 of debt was forgiven by the former owner of the GAR business in connection with the termination of his employment during the quarter ended September 30, 2001.

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

Nine Months Ended September 30, 2002 as Compared to Nine Months Ended September 30, 2001

Revenue

Marketplace Revenue

Related Party. Related party marketplace revenue consists of payments for marketplace services from VHA, UHC and Novation. For the nine months ended September 30, 2001 and 2002, related party marketplace revenue consisted solely of payments from Novation to us under the minimum fee level guarantee provisions of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $13.2 million and $49.4 million of amortization of partnership costs against related party marketplace revenue for the nine months ended September 30, 2001 and 2002, respectively, there was no net related party marketplace revenue for either period. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other. Other marketplace revenue consists of marketplace revenue received from trading partners, marketplace sponsors and other sources that are not related parties and generally consists of transaction-based fees and subscription fees. Other marketplace revenue was $737,000 for the nine months ended September 30, 2002, a decrease from $833,000 for the nine months ended September 30, 2001. The decrease was primarily due to the elimination of the revenue from our NeoMD operations in the second half of 2002 as a result of our divestiture of those operations in March 2002, partially offset by an increase in other marketplace revenue generated by suppliers as a result of increased marketplace participation.

Trading Partner Services Revenue

Trading Partner Services. Trading partner services revenue consists of revenue generated from the sale of complementary applications and services to users and potential users of our marketplaces. Currently, trading partner services revenue consists of revenue relating to contract management and market intelligence services provided to manufacturers and distributors, revenue relating to the sale of internally-generated software and technology solutions, revenue relating to data cleansing services provided to healthcare providers and fees from other value added services to our trading partners. Historically, trading partner services revenue has consisted of the following: setup fees to digitize product information; subscription and transaction-based fees for management and disposition of used medical equipment through our asset recovery service, which were generated by our Auction operations, which we divested in September 2001; sponsorship fees paid by sellers to feature their brands and products on our Plan service, which was terminated in late 2001; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our marketplaces. The increase in trading partner services revenue from $1.3 million for the nine months ended September 30, 2001 to $1.8 million for the nine months ended September 30, 2002 was primarily due to an increase in revenue related to the sale of RCS to GHX and revenue generated from our new contract management and market intelligence services. These services were introduced in connection with our acquisition of substantially all of the assets of MedContrax and Med-ecorp in July 2002. These increases were partially offset by reduced revenue as a result of the divestiture of the Plan, Auction and USL operations in 2001. Substantially all of the trading partner services revenue for the first nine months of 2001 was related to the FDI, Auction and USL operations, all of which were divested later in 2001, whereas in the first nine months of 2002, trading partner services revenue primarily was made up of revenue from the sale of RCS to GHX and contract management, market intelligence and data cleansing services we provided to our trading partners.

Sales of Used Equipment. Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our now divested Auction operations. We had total sales of used equipment of $250,000 for the nine months ended September 30, 2001, and none for the nine months ended September 30, 2002. The decrease is a direct result of the sale of the Auction operations in September 2001. Because we have sold our Auction operations, we do not anticipate that we will recognize any future revenue from sales of used equipment.

Operating Expenses

Cost of Equipment Sold. Cost of equipment sold consisted solely of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold decreased from $216,000 for the nine months ended September 30, 2001 to none for the nine months ended September 30, 2002. The decrease was due to the sale of our Auction operations in September 2001. Because of the sale of our Auction operations, we do not anticipate that we will incur any future expense relating to cost of equipment sold resulting from the sale of used equipment.

        Cost of Services. Cost of services consists primarily of the costs to perform e-commerce readiness services and buyer and supplier implementation activities for our marketplaces. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors. Cost of services decreased from $11.0 million for the nine months ended September 30, 2001 to $6.4 million for the nine months ended September 30, 2002. The decrease was due to the fact that the services group has historically utilized contractors and consultants as a significant portion of their resources. During 2001 and the first half of 2002, however, as part of our cost management efforts and the development of the required skills by our full-time employees, we reduced the number of contractors and consultants utilized and instead increased our use of full-time employees, which resulted in significantly reduced costs. We expect our cost of services to increase slightly in future periods as we continue to perform e-commerce readiness services, connect both buyers and sellers to our marketplaces and support and service an increasing number of trading partners.

Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our marketplaces and our marketplace technology infrastructure, including customer service. These expenditures consist primarily of fees for independent contractors and consultants, technology costs, software licenses, salaries and other personnel expenses for our operations personnel. Operations expenses increased from $12.0 million for the nine months ended September 30, 2001 to $13.3 million for the nine months ended September 30, 2002. The increase was primarily due to depreciation of certain assets utilized in the operation of our marketplaces, which were first placed into service during the nine months ended September 30, 2002. We expect our operations expenses to increase as we expand our operating infrastructure and add content and functionality to our marketplaces.

Product Development. Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our marketplace solutions and functionality. Product development expenses decreased from $13.5 million for the nine months ended September 30, 2001 to $12.1 million for the nine months ended September 30, 2002. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods. Internally generated software development costs subject to capitalization were not material and were expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $23.2 million for the nine months ended September 30, 2001 to $9.4 million for the nine months ended September 30, 2002. The decrease was primarily due to reduced selling and marketing personnel costs as well as a reduction in general sales and marketing expenses, including travel and other related costs. As part of our realignment of resources to focus on our core business model, we have been focusing the majority of our resources on product development and marketplace implementation and integration efforts. As a result, selling and marketing costs were at significantly lower levels for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001. We do not expect these costs to remain at these reduced levels in future periods. We recognize that sales and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products, and as a result, we intend to continue to invest in sales and marketing activities and sell our marketplace services into the channels we have established. As a result, we expect sales and marketing costs to increase slightly over the next several quarters.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $12.6 million for the nine months ended September 30, 2001 to $11.3 million for the nine months ended September 30, 2002. The decrease was primarily due to reduced administrative personnel costs, including finance, accounting and administrative personnel, as well as a decrease in recruiting, legal and accounting expenses. These reductions were primarily the result of the fact that in fiscal 2001, we divested several of the operations we had acquired, including our Auction operations and certain components of our Plan services, and we incurred certain administrative costs of those entities during the first nine months of 2001. We expect general administrative expenses to increase slightly over the next few quarters as we make investments, primarily in personnel, to support our growth.

Amortization of Intangibles. Intangible assets include goodwill and the value of other intangible assets purchased in acquisitions. We have historically amortized intangible assets on a straight-line basis over a period of three to seven years. Amortization of intangibles decreased from $22.8 million for the nine months ended September 30, 2001 to $32,000 for the nine months ended September 30, 2002. During the fourth quarter of 2001, we wrote down the intangible assets related to our acquisition of Pharos Technologies, Inc. and effectively all of the intangible assets relating to the acquisition of EquipMD, operated as NeoMD, as a result of our plans to divest the NeoMD business. As a result, we no longer incur amortization expenses related to these operations. In July 2002, we recorded intangible assets of $1.0 million, of which $348,000 is goodwill, in connection with the acquisition of substantially all of the assets of MedContrax and Med-ecorp. Effective fiscal 2002, goodwill is not being amortized. The amortization of intangibles of $32,000 for the three months ended September 30, 2002 related to these intangible assets.

Amortization of Partnership Costs. Amortization of partnership costs represents the amortization of the capitalized valuation of consideration given to strategic partners as part of entering into any operating relationships with those partners. As of September 30, 2002, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with their purchasing organization, Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the Outsourcing Agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $43.2 million for the nine months ended September 30, 2001 to $8.9 million for the nine months ended September 30, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $13.3 million and $49.8 million of amortization of partnership costs against related party revenue for the nine months ended September 30, 2001 and 2002, respectively. The amortization of partnership costs reported as operating expenses will be reflected as an adjustment to reconcile net loss to cash from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, these fees that are offset by amortization of partnership costs, are reported as a cash flow from financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $56.6 million to $58.8 million for the nine months ended September 30, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001, as VHA and UHC earned a portion of the restricted stock. As the period over which VHA and UHC can earn the restricted common stock extends four years from the date of the Outsourcing Agreement, and as we expect VHA and UHC to continue to earn the restricted stock, we expect capitalized partnership costs to continue to increase for the next several quarters. The related amortization of partnership costs will continue to remain at lower than historical levels as we anticipate that our related party revenue, and therefore the amount of amortization which we offset against this revenue, will continue to be significant. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. This type of deferred compensation is amortized over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. We amortize this amount on an accelerated basis over the vesting periods. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the nine months ended September 30, 2001 and 2002, we recorded $2.3 million and $225,000, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $6.6 million and $2.8 million during the nine months ended September 30, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD in April 2000, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the nine months ended September 30, 2001 and 2002, we recorded $0 and $1.2 million, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business, which we divested in March 2002. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, related to these options of $6.1 million and $51,000 during the nine months ended September 30, 2001 and 2002, respectively. Because we no longer employ any of the employees hired in connection with the acquisition of EquipMD as a result of the divestiture of these operations in March 2002, we do not have any remaining deferred compensation related to the employees of these operations. As a result, we will no longer be incurring amortization expenses relating to this deferred compensation in future periods.

In late 2001 and in the first half of 2002, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.8 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 16, 2004, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $1.8 million during the nine months ended September 30, 2002.

Write-Off of Purchased Software. During the nine months ended September 30, 2001 and 2002, we expensed $1.3 million and $250,000, respectively, related to the write-off of purchased software licenses that we were no longer utilizing.

Write-Off of Acquired In-Process Research and Development. For the nine months ended September 30, 2002, we expensed $110,000 related to the write off of acquired in-process research and development in connection with the MedContrax and Med-ecorp acquisition in July 2002.

Restructuring. Restructuring costs consist primarily of the costs associated with the payments to employees for severance resulting from the streamlining and reorganizing of our operations, as well as costs related to the divestitures of certain operations, including severance for the employees of those operations and accrued rent relating to potentially idle facilities.

In December 2000, we recorded a restructuring charge of $691,000 in connection with our decision to divest the Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. The operations were sold in 2001. Of the employees terminated, 16 were from sales and marketing and 8 were from operations. During the nine months ended September 30, 2001, we recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of our estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. No restructuring charges related to these operations were recorded during the nine months ended September 30, 2002.

In December 2001, we recorded a restructuring charge of $350,000 in connection with our decision to divest the EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of 7 employees and $39,000 related to idle facilities and related costs. During the nine months ended September 30, 2002, we reversed $165,000 of severance related accruals, as we determined that severance costs related to the divestiture of our NeoMD operations would be less than originally anticipated. EquipMD was sold in the first quarter of 2002. Of the employees terminated, all 7 were from sales and marketing. No restructuring charges related to these operations were recorded during the nine months ended September 30, 2001.

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

Write-Down of Note Receivable. In September 2002, we entered into a confidential settlement agreement with Med-XS, to settle the suit we had filed against Med-XS, and the subsequent counterclaim filed by Med-XS against us, in connection with their failure to make payments to us under a $2.4 million promissory note executed as partial payment for their purchase of our subsidiary, GAR. We recorded a write-down of $1.1 million during the three months ended September 30, 2002 to reflect the collectible value of the note based on the terms of the settlement agreement.

Net (Gain)/Loss on Divested Businesses. Net (gain)/loss on divested businesses during the nine months ended September 30, 2001 consisted of the net gain realized as a result of the divestiture of the USL, FDI and GAR operations during that period. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $307,000 on the sale of the net assets, the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets and the divestiture of the GAR operations resulted in a gain of $872,000 on the sale of the net assets. The resulting net gain on divested businesses during the nine months ended September 30, 2001 was $55,000. During the nine months ended September 30, 2002, (gain)/loss on divested businesses consisted of the loss incurred as a result of the sale of the NeoMD operations. The divestiture of the NeoMD operations resulted in a loss of $156,000 on the sale of the net assets in March 2002.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the nine months ended September 30, 2002 was $717,000 compared to $654,000 for the nine months ended September 30, 2001. Interest expense increased from $413,000 for the nine months ended September 30, 2001 to $1.2 million for the nine months ended September 30, 2002. The increase in interest expense was primarily due to a reduction in capitalized interest from $799,000 during the nine months ended September 30, 2001 to $674,000 during the nine months ended September 30, 2002. Total interest incurred during the nine months ended September 30, 2001 and 2002, before capitalized interest was $1.2 million and $1.9 million, respectively. The increase in our total interest costs was due to increased borrowings under our line of credit with VHA. Other income was $444,000 and $129,000 for the nine months ended September 30, 2001 and 2002, respectively. The other income during the nine months ended September 30, 2001 was primarily the result of the forgiveness of $500,000 of debt under our note payable to the original owner of the GAR business. This $500,000 of debt was forgiven by the former owner of the GAR business in connection with the termination of his employment during the quarter ended September 30, 2001.

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

Liquidity and Capital Resources

In January 2000, we completed our IPO and issued 805,000 shares of our common stock at an initial public offering price of $130.00 per share. Net cash proceeds to us from the IPO were approximately $95.3 million. From our inception until our IPO, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million. We have also financed our operations through an equipment loan and lease financing facility and bank and other borrowings. As of September 30, 2002, we had outstanding bank, other borrowings and notes payable of $23.6 million, and we had $22.6 million of cash and cash equivalents and $1.0 million of restricted cash.

In January 2001, we completed a $30.5 million private round of financing in which we sold 1,804,738 shares of our common stock at $16.90 per share to three strategic investors, VHA, UHC and i2 Technologies.

In April 2001, we entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, as amended in February 2002, we are able to borrow funds until May 31, 2003, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at a rate of 10% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of September 30, 2002, we had outstanding borrowings of $19.0 million under the line of credit and remaining available funds of $6.0 million.

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

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 36 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. In connection with this facility, we issued Comdisco a warrant to purchase 13,771 shares of our Series D preferred stock, which converted into 13,771 shares of our common stock upon the closing of our IPO, at an exercise price of $11.80 per share. As of September 30, 2002, we had outstanding borrowings of $509,000 under this facility.

In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the GAR operations. In accordance with the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001, and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of September 30, 2002, the outstanding balance on the note was $1.5 million.

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

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to utilize their professional services organizations to assist in this work at a minimum of $4.3 million over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of September 30, 2002, we had utilized $1.6 million of these professional services.

In July 2000, in recognition for the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our Outsourcing Agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At September 30, 2002, the remaining balance on the note was $2.5 million.

In July 2000, as part of the acquisition of certain assets of NCL, we issued a promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes are payable in twenty-four equal monthly installments, with the first payment due on August 15, 2000. As of September 30, 2002, the total balance of the four notes was $10,000. In addition, as part of the acquisition, we also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment was to be distributed in equal amounts of $62,500 to each of the four principals of NCL. In July 2002, all remaining balances were paid.

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

Net cash used in operating activities for the nine months ended September 30, 2002 was $36.6 million as compared to $53.5 million for the nine months ended September 30, 2001. Net cash used by operating activities for the nine months ended September 30, 2002 related primarily to cash utilized to fund net losses as well as decreases in accounts payable and deferred revenue and an increase in prepaid expenses and other current assets, which were partially offset by an increase in accrued liabilities and accrued payroll and decreases in restricted cash, other assets and accounts receivable. Net cash used by operating activities for the nine months ended September 30, 2001 related primarily to cash utilized to fund net losses as well as a decrease in accounts payable and an increase in other assets, which were partially offset by increases in accrued liabilities and accrued payroll, deferred revenue and deferred rent and decreases in restricted cash, accounts receivable and prepaid expenses and other current assets.

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2002 as compared to $2.5 million for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002 related to the purchase of equipment to operate our marketplaces and cash paid for the acquisition of MedContrax and Med-ecorp. Net cash used in investing activities for the nine months ended September 30, 2001 related primarily to the purchase of equipment to operate our marketplaces, which was partially offset by the net proceeds from the sale of marketable investments.

Net cash provided by financing activities was $48.6 million for the nine months ended September 30, 2002 as compared to $49.6 million for the nine months ended September 30, 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 related to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the Outsourcing Agreement, cash received related to options exercised, and proceeds from the issuance of common stock under our employee stock purchase plan, partially offset by repayments of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2001 related to fees received from VHA and UHC under the guaranteed minimum fee level provisions of the Outsourcing Agreement, proceeds from draws under our line of credit with VHA, proceeds from the issuance of common stock under our employee stock purchase plan and proceeds from the issuance of common stock, net of issuance costs and notes receivable, which were partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of $22.6 million in cash and cash equivalents and $1.0 million of restricted cash, combined with cash generated through our operations and funds available to us through our line of credit with VHA, will be sufficient to meet our anticipated needs for working capital, capital expenditures and the payment of the current portion of notes payable through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Buyers and suppliers of products and services used by healthcare providers might not accept our business model of providing Internet and electronic marketplaces for the purchase and sale of such products and services and, as a result, we may not succeed in increasing our revenue to the extent necessary to be cash flow positive during 2002 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we would need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We would also likely need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force reached a consensus on EITF Abstract No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9. On July 26, 2000, we issued equity consideration to VHA and UHC in connection with the Outsourcing Agreement. As a result of the application of EITF No. 01-9, we have reclassified certain costs associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $7.5 million and $18.6 million for the three months ended September 30, 2001 and 2002, respectively, and $13.3 million and $49.8 million for the nine months ended September 30, 2001 and 2002, respectively. As reclassifications, these changes had no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $60.7 million for the nine months ended September 30, 2002. In addition, as of September 30, 2002, we had an accumulated deficit of $604.8 million. We have not achieved profitability, and we expect to continue to incur substantial operating losses in future quarters, primarily as a result of increases in costs and expenses relating to executing our strategy of building and operating Internet marketplaces for our trading partners. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

We rely on our relationship with our strategic partners to drive participation in our marketplaces, and our business may be seriously harmed if these relationships are materially altered or terminated

We expect to rely significantly on our relationship with Novation and, to a lesser extent, our relationship with Medbuy Corporation, or Medbuy, along with other strategic allies such as GHX, to bring buyers and suppliers to our marketplaces. Under our Revised Amended Outsourcing Agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Accordingly, we rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to buyers will be substantially decreased and our business will suffer. Novation currently requires suppliers to participate in Marketplace@Novation as a requirement to sell contracted products to hospitals served by Novation. If Novation ceases to require Marketplace@Novation participation as a contract requirement, our ability to recruit suppliers to Marketplace@Novation may be seriously harmed. We rely significantly on VHA and UHC and expect to rely significantly on Medbuy to recruit and retain providers to our marketplaces. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of our marketplaces by healthcare providers. If these partners cease using such marketing initiatives and financial incentives our ability to recruit healthcare providers to our marketplaces also may be seriously harmed.

Under the Revised Amended Outsourcing Agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the Revised Amended Outsourcing Agreement could be terminated, which would seriously harm our business and financial results.

Marketplace@Novation is currently the only marketplace from which we derive fees; our ability to earn fees in future periods may depend on Novation’s performance

Because Marketplace@Novation is currently the only one of our marketplaces from which we derive fees, our financial performance greatly depends on the success of this marketplace. Our ability to earn fees from Marketplace@Novation is dependent on several factors and may be limited by quarterly fee maximums, which are in turn partly calculated based on Novation’s financial performance. If Novation’s performance declines, our ability to earn fees from the Marketplace@Novation may also decline.

Our operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our revenue and operating results are likely to fluctuate significantly from quarter to quarter because of a number of factors. These factors include:

•	the fees we collect from Novation, which are subject to quarterly maximums;

•	the fees we collect from suppliers;

•	changes in the fees we charge users of our services;

•	the timing of and expenses incurred in enhancing our marketplaces for new trading partner services;

•	the amount and timing of payments to our strategic and technology partners;

•	our ability to recognize as revenue the payments made to us by our strategic and technology partners;

•	the timing and size of any future acquisitions;

•	the number of new trading partners that sign up to use our marketplaces and our ability to connect them to our marketplaces; and

•	budgetary fluctuations of purchasers of medical products, supplies and equipment.

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new Internet or electronic marketplaces or enhance the functionality of our existing marketplaces, expand our operations, respond to competitive pressures or continue our operations

As of September 30, 2002, we had $22.6 million of cash and cash equivalents and $1.0 million of restricted cash and $23.6 million in outstanding borrowings and notes payable, including $19.0 million in principal outstanding under our credit agreement with VHA.

We may need to raise additional funds within the next twelve months, notwithstanding the fact that our VHA line of credit remains in place, if for example, we do not generate significantly increased revenue from our marketplaces, experience larger than anticipated operating losses or pursue additional acquisitions. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders and may cause our stock price to decline.

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

Because of our relationship with Novation, other GPOs as well as integrated delivery networks, or IDNs, may be reluctant to engage us to build new marketplaces

We believe that we must establish relationships with GPOs in addition to Novation, as well as IDNs, to assist in our ability to build new marketplaces. GPOs represent groups of buyers in the negotiation of purchasing contracts with sellers and, consequently, have the ability to significantly influence the purchasing decisions of their members. Our relationship with Novation may make it more difficult to attract other GPOs as well as IDNs to engage our services. The inability to enter into and maintain favorable relationships with other

GPOs and the hospitals they represent could impact the breadth of our customer base and could harm our growth and revenue. One of the largest GPOs, Premier Inc., has a long-term, exclusive agreement for e-commerce services with one of our competitors, medibuy.com, Inc.

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

We may make acquisitions, which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

We may decide that it would be in our best interests to make acquisitions to acquire new technologies, expand our product offerings or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current users of our marketplaces if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business.

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

•
e-commerce providers and GPOs that currently have or have announced plans for online marketplaces targeted at the healthcare supply chain, including e-commerce provider medibuy.com, Inc. and GPOs Broadlane, Inc. and MedAssets, Inc.;

•	healthcare exchanges that have been formed by suppliers, namely GHX, which was founded by five healthcare manufacturers;

•	suppliers that have created their own Websites that offer e-commerce functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer solutions in the healthcare market, such as Lawson Software, McKesson HBOC, Inc., Oracle Corporation, PeopleSoft, Inc. and SAP AG;

•	vendors establishing electronic marketplaces and procurement capabilities, including Ariba and Commerce One, Inc.; and

•	supply chain software vendors, including Manugistics Group, Inc. and Logility, Inc.

We believe that companies in our market compete to provide services to suppliers based on:

•	the amount of the fees charged to suppliers;

•	functionality, ease of use and convenience;

•	number of buyers using their services and the volume of their purchases;

•	level of bias, or perceived bias, towards particular suppliers;

•	existing relationships;

•	compatibility with suppliers’ existing distribution methods;

•	ability to integrate their services with suppliers’ existing systems and software;

•	quality and reliability of their services; and

•	brand recognition.

In addition, we believe that companies in our market compete to provide services to buyers based on:

•	existing relationships;

•	costs of integration;

•	breadth, depth and quality of product offerings;

•	ease of use and convenience;

•	number of suppliers available through their marketplace;

•	ability to integrate their services with buyers’ existing systems and software;

•	quality and reliability of their services;

•	customer service; and

•	brand recognition.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive arrangements with buyers that impede our sales; and

•	devote substantially more resources to Website and systems development.

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

If we are unable to maintain our strategic alliances or enter into new alliances, we may be unable to increase the attractiveness of our marketplaces or provide satisfactory services to users of our marketplaces

Our business strategy includes entering into strategic alliances with leading technology and healthcare-related companies to increase the number of marketplaces we build and operate, increase the number of trading partners that utilize our marketplaces, increase the number and variety of products and services that we offer and provide additional functionality, services and content to our trading partners. We may not succeed in entering into new strategic alliances, and even if we do succeed, we may not achieve our objectives through these alliances. In addition, we have not yet succeeded in establishing new strategic alliances beyond those with Novation and Medbuy to increase the number of marketplaces that we build and operate. Our alliances do not, and future relationships may not, afford us any exclusive marketing or distribution rights.

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

If our contract partners do not supply us with the necessary data to populate our marketplaces and our other services, our products and services will lose value to our customers

We have agreements with suppliers, distributors and other partners to populate our marketplaces and our other services with data, and if those suppliers, distributors or other partners terminated their agreements with us, we may not be able to provide the same level of products and services that we currently do. If we could not provide these levels of products and services, our customers may not value our products or services, and we would lose those customers.

Because some of the participants in our marketplaces are stockholders or are affiliated with our stockholders or have strategic relationships with us, we may find it difficult to attract competing companies, which could limit the breadth of products offered on and users of our marketplaces

Some participants in our marketplaces are our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.7 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which was subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. As of September 30, 2002, VHA and UHC owned 47.7% and 11.8%, respectively, of our outstanding shares of common stock assuming they earned all the remaining shares of restricted stock. These relationships may deter other GPOs, suppliers or users, particularly those that compete directly with these participants, from participating in our marketplaces due to perceptions of bias in favor of one party over another. This could limit the number of marketplaces we operate, the array of products offered on our marketplaces, damage our reputation and limit our ability to maintain or increase the number of our trading partners.

We have not been able to file our financial results for the fiscal quarter ended September 30, 2002 in a timely manner, and have been informed by Nasdaq that it may de-list our stock

Our quarterly report on Form 10-Q for the third quarter ending September 30, 2002 was required to be filed with the Securities and Exchange Commission by November 14, 2002. However, because we have had to restate our financial results for fiscal years 2000 and 2001, and the first two fiscal quarters of 2002, we have not been able to file our quarterly report on Form 10-Q for the third quarter ended September 30, 2002 in a timely manner. Because of this, we have been in violation of Nasdaq marketplace rules requiring all companies with stock listed on the Nasdaq National Market, as ours is, to timely file their financial results, and Nasdaq has scheduled a hearing date to decide whether our stock should be de-listed from the Nasdaq National Market. There is no assurance that by filing this financial statement ahead of the hearing date that Nasdaq will cancel the hearing as unnecessary, or that if we do have a hearing with Nasdaq, that Nasdaq will not de-list our stock from the Nasdaq National Market. If this were to occur, the value of our stock would likely suffer a significant decline in value, and the market for our stock would become much less liquid.

We have had to restate some of our financial results, and this may subject us to litigation

        Because we restated our financial results for the first fiscal quarter of 2002 and this restatement resulted in significantly reduced revenue being presented in our financial statements, and we have had to further restate our financial results for fiscal 2000 and 2001, as well as the first two fiscal quarters of 2002, we could be subjected to litigation. Any claims, with or without merit, could be time-consuming and costly to defend.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997 to 239 as of September 30, 2002, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250. These changes, and the growth in the number of our trading partners and marketplace volume through our marketplaces, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

Securities class action lawsuits in which we have been named relating to investment banking practices in connection with our initial public offering may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our IPO by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns, and Fleet Boston Robertson Stephens, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. Although we believe that the claims made against us in these suits are without merit, they could be time-consuming, costly to defend and require us to pay significant damages.

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

If there are changes in the political, economic or regulatory healthcare environment that affect the purchasing practice or operation of healthcare organizations, particularly our GPO trading partners, our business and our stock price could be adversely affected

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Regulation of the healthcare organizations with which we do business could impact the way in which we are able to do business with these organizations. In addition, factors such as changes in the laws described above regarding the regulation of healthcare information and the laws and policies governing reimbursement for healthcare expenses affect the purchasing practices and operation of healthcare organizations. Changes in regulations affecting the healthcare industry, such as any increased regulation by HHS, the Justice Department or the FDA of healthcare information or the purchase and sale of products used by healthcare providers could require us to make unplanned enhancements of our services, or result in delays or cancellations of orders or reduce demand for our services. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry providers, including GPOs and companies such as us, operate. The New York Times has published a series of articles critical of the GPO industry, and a subcommittee of the United States Senate Judiciary Committee held a hearing on April 30, 2002 regarding possible abuses by the GPO industry. The New York Times articles and the Senate hearings focused on whether the contracting strategies and processes used by GPOs unfairly disadvantage smaller suppliers and whether the fees paid by suppliers and the financial interests of the GPOs and their executives in suppliers create conflicts of interest. The Senate Judiciary Committee has formed a panel of industry experts and developed guidelines for GPOs. We do not know what effect these articles and Senate Judiciary Committee actions will have on our business, but because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and consequently our stock price.

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal Years
	2002	2003	2004	2005	2006
Cash equivalents, restricted cash and short-term investments:
Fixed rate short-term investments	$12,339	—	—	—	—
Average interest rate	1.83%	—	—	—	—

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our senior management team, led by our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that there were deficiencies in the design and operation of our internal controls which adversely affected our ability to record, process, summarize and report financial data. One such deficiency is considered to be a material weakness under standards as established by the American Institute of Certified Public Accountants. The material weakness was related to our inability to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that such an asset may be obsolete.

(b) Changes in Internal Controls. As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we have taken corrective action and made certain changes to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC's rules and forms. Specifically, we have expanded the scope of periodic discussions between our finance department and our other operational departments, and expanded our formal reporting procedures, to ensure that all long-lived assets are periodically reviewed for obsolescence.

Additionally, to improve the overall effectiveness of our disclosure controls and procedures, we have (i) established a Disclosure Committee, constituted with finance, investor relations, operational and legal personnel, with a mandate to assist our chief executive officer and chief financial officer in overseeing the accuracy and timeliness of our disclosure controls and procedures; (ii) established a policy of financial and operational certifications for key company contributors, finance team members, human resources team members and sales employees that will assist senior management; and (iii) formalized a corporate compliance policy that is expected to be distributed within a short period, and pursuant to which a series of educational seminars will also be held for all employees, describing the legal and ethical standards we expect all our employees to uphold.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of our IPO) as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of our stock. We and our officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements describe above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving us. On July 15, 2002, we, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. We are defending against this action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions.

On January 11, 2002, we filed suit against Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, in the United States District Court, Northern District of Illinois, Eastern Division (No. 02C 0295) for the failure of Med-XS to make payments under a $2.4 million promissory note. Med-XS executed the promissory note as partial payment for the purchase of assets of our subsidiary, Neoforma GAR, Inc., which had provided Auction services. Prior to filing of the suit, we had accelerated all principal payments under the promissory note, due to Med-XS’s failure to make scheduled payments under the promissory note, and made demand to Med-XS for the entire $2.4 million. On September 26, 2002, we entered into a confidential settlement agreement with Med-XS to settle the suit we had filed against Med-XS and the subsequent counter-claim they had filed against us.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

EXHIBIT NUMBER	EXHIBIT

10.1*	Third Amended and Restated Outsourcing and Operating Agreement effective September 30, 2002

B. Reports on Form 8-K

1.	We filed a Form 8-K on July 25, 2002 to report under Item 5 our preliminary financial results for the fiscal quarter ended June 30, 2002, and to report that we were reviewing two accounting matters.

2.
We filed a Form 8-K on August 19, 2002 to report under Item 5 that we had completed a consultation with the Securities and Exchange Commission, and would be restating our financial results for the first fiscal quarter of 2002.

3.
We filed a Form 8-K on August 28, 2002, to report under Item 9 that in connection with our filing of our Form 10-Q/A and 10-Q for the first and second fiscal quarters of 2002, respectively, our CEO and CFO had each filed Certifications in compliance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of the agreement.

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

1. I have reviewed this quarterly report on Form 10-Q of Neoforma, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Robert J. Zollars
Robert J. Zollars Chief Executive Officer

Certifications

I, Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Neoforma, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER		EXHIBIT

10.1	*	Third Amended and Restated Outsourcing and Operating Agreement effective September 30, 2002

*	Confidential treatment has been requested for portions of the agreement.