Form 10-K
period 2002-12-31
NEOFORMA INC
filed 2003-03-28
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For The Transition Period From ________________ To ________________

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  ☒    No  ☐

As of June 28, 2002, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant’s common stock on The Nasdaq Stock Market on such date, was $96,988,380. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of common stock outstanding on March 26, 2003 was 18,763,455.

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held in May 2003 are incorporated by reference into this report on Form 10-K.

Neoforma, Neoforma.com, Neoforma Order Management Solution, Neoforma OMS, Neoforma Contract Management Solution, Neoforma CMS, Neoforma Data Management Solution, Neoforma DMS, Neoforma Materials Management Solution, Neoforma MMS, NeoConnect, Healthcare Products Information Services, HPIS, Med-ecom, Medcontrax and the Neoforma logo are some of our trademarks or service marks. Other trademarks or trade names appearing in this annual report are the property of their respective owners.

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

ITEM 1.    Business

Our Company

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our Web-based supply chain management solutions are designed to enable effective collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, that have led to major inefficiencies. These inefficiencies lead to slower transactions and increased overhead and costs for suppliers and hospitals. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to increase efficiencies in their supply chain to improve their overall margins. Our Web-based solutions make it easier for the participants in the healthcare supply chain, principally hospitals, suppliers and group purchasing organizations, or GPOs, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Using our solutions, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

We currently offer the following solutions:

•	Neoforma Order Management Solution™

•	Neoforma Contract Management Solution™

•	Neoforma Data Management Solution™

•	Neoforma Materials Management Solution™

Through our Healthcare Products Information Services, or HPIS, business unit, we also offer Market Intelligence Services and through our Med-ecom business unit, we offer Contract Management and Administration Services.

We serve over 1,200 customers, including many of the nation’s leading hospitals and suppliers. We have an exclusive relationship with Novation, LLC, the supply chain management company for its owners, VHA Inc. and University HealthSystem Consortium, or UHC, in connection with which we currently generate the significant majority of our business. These hospitals and Novation utilize Marketplace@Novation™, a Web-based supply chain management e-commerce and information solution that includes Neoforma Order Management Solution, or Neoforma OMS, and Neoforma Contract Management Solution, or Neoforma CMS.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our headquarters are located at 3061 Zanker Road, San Jose, CA 95134, and our telephone number is (408) 468-4000. Our Website is www.neoforma.com. We are not including the information contained on our Website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. As of December 15, 2002, we began making available free of charge through our Website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Recent Developments

On December 19, 2002, we extended the maturity date of our $25 million revolving credit agreement with VHA through December 31, 2004 and changed the interest rate from a fixed rate of 10% to a floating rate of the prime rate plus 2.75%.

On December 23, 2002, we acquired substantially all of the assets of Revelocity Corporation, a developer of Web-based software products that provide rapidly deployable supply chain management capabilities for hospitals and healthcare suppliers that help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information.

Industry Background

The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, that have led to major inefficiencies. In the U.S. alone, healthcare organizations spend billions on supplies every year. Supply chain costs represent the second largest expenditure category and approximately 25% to 30% of the average hospital’s operating expenses. There are thousands of suppliers selling to numerous healthcare provider sites, including approximately 5,800 hospitals in the United States. The technology investments made by hospitals and suppliers have been in materials management or information systems that generally do not communicate with each other either within an organization or between organizations. Hospitals generally have made fewer technology investments in supply chain initiatives as compared to other industries and their technologies are often out-of-date. As a result, many hospitals and their suppliers remain reliant on manual processes, primarily phone, fax and paper. In addition, healthcare supply chain participants frequently use complicated purchasing contracts and trade agreements, often negotiated by a GPO or supply management company, to facilitate the purchase of goods and services, adding another stakeholder and layer of complexity to the industry. Discrepancies in price, miscommunication and inaccurate or missing information on materials lead to slower transactions for all participants, increased overhead for suppliers and higher costs for hospitals. An industry study, which we co-sponsored, entitled “The Value of eCommerce in the Healthcare Supply Chain,” dated June 2001, estimated that these inefficiencies result in overall waste of 2% to 10%.

Participants in the healthcare industry are also under significant competitive and cost pressures. For example, hospitals are faced with reduced Medicare and third-party payor reimbursement rates, increasing malpractice insurance costs, intense pressure to increase patient safety initiatives, reduced investment income and new legislation requiring increased investment in technology. Suppliers are faced with an increasingly competitive environment and growing margin pressures, as well as a need to support the financial and operational health of their hospital customers. These industry participants are seeking ways to improve efficiencies in their supply chain to increase overall margins.

Our Solutions

We deliver Web-based supply chain management solutions, utilizing a combination of technology, information and services, to enable effective collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. We deliver these solutions as component parts of our customers’ marketplace offerings, such as Marketplace@Novation, or as a solution suite designed to improve the supply chain processes of large integrated delivery networks, or IDNs, and stand-alone hospitals and their suppliers.

Our Solution Suite

Our Web-based solution suite is designed to enable hospitals and suppliers to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations and enhance strategic planning across organizational boundaries. Our solution suite is designed to complement and augment our customers’ existing supply chain business processes.

For our hospital customers, we offer:

•	Neoforma Order Management Solution

•	Neoforma Contract Management Solution

•	Neoforma Data Management Solution

•	Neoforma Materials Management Solution

For our supplier customers, we offer:

•	Neoforma Order Management Solution

•	Neoforma Contract Management Solution

Through HPIS, we also offer Market Intelligence Services, and through Med-ecom, we offer Contract Management and Administration Services, to suppliers.

Hospital Solution Suite

Hospital supply expenditures represent approximately 25% to 30% of the average hospital budget and the second largest expenditure category behind labor. Our supply chain management solutions help hospitals streamline their supply chain and reduce their supply costs by (i) automating manual, paper-based processes, (ii) increasing contract utilization and (iii) providing better visibility into pricing.

Neoforma Order Management Solution

Neoforma OMS streamlines healthcare supply purchasing by simplifying and automating day-to-day activities. By combining Web-based functionality, discrepancy management tools and connectivity to suppliers, Neoforma OMS is designed to generate significant savings for hospitals through increased electronic transactions, online collaboration and by helping to resolve discrepancies faster. In addition, Neoforma OMS provides hospitals with valuable information to help them reduce supply chain costs.

The key components of Neoforma OMS and the benefits to hospitals include:

•

Connectivity to suppliers.    Using our proprietary NeoConnect™ platform and rapid implementation methodology, we connect hospitals’ materials management information systems, or MMIS, to their suppliers’ enterprise resource planning, or ERP, systems. Neoforma OMS provides hospitals with electronic access to a broad group of suppliers as well as the ability to support multiple document types, enabling hospitals to increase automation and accuracy. Broader connectivity to suppliers enables hospitals to conduct more of their supply transactions electronically, creating significant time and cost savings.

•	Online discrepancy management tools. We believe Neoforma OMS is the most comprehensive discrepancy management solution in the healthcare supply chain. Neoforma OMS allows purchasing teams within hospitals to identify, track and review order discrepancies in real-time, before the orders get to the invoice stage. By resolving issues and discrepancies prior to the invoice stage and increasing accuracy throughout the ordering process, hospital purchasing managers and accounts payable departments can avoid costly rework and can capture payment discounts and provide more responsive service to internal customers and clinicians.

•	Online order status. Neoforma OMS provides hospitals with faster access to ordering information, including instant access to confirmations, expected ship dates and advance ship notices from suppliers, enabling purchasing teams to stay apprised of the status of their orders and to take action to resolve availability and substitution issues.

•	Online collaboration with suppliers. Neoforma OMS enables hospitals and their suppliers to communicate and interact online, providing a faster and more efficient way to agree on product updates, as well as create an electronic record of the terms of the collaboration. Online collaboration helps materials managers and buyers reduce product and price discrepancies. Hospitals and their suppliers can agree on and verify changes to product and price information to expedite updates. With more efficient communication with their suppliers, hospitals can keep their data current and execute accurate orders, resulting in invoices with fewer discrepancies. Accurate product and price information also supports ongoing purchasing analysis and optimization, enabling hospital purchasing staff to leverage contract pricing for maximum value.

•	On-demand reports. Users of Neoforma OMS can access a number of detailed, on-demand reports, enabling them to gain visibility into transactions and make better decisions from their purchasing information to help their organizations reduce their overall supply chain costs. These reports provide users the ability to identify disparate pricing within a hospital or between two or more hospitals in the same hospital system, to monitor spend across a hospital system, including spend information in areas that typically purchase outside of the materials department, and to filter or search for specific data and download reports.

Neoforma Contract Management Solution

Neoforma CMS is a Web-based system that enables hospitals to reduce supply costs through improved contract optimization, fewer price discrepancies and faster, better-informed decision-making.

The key components of Neoforma CMS and the benefits to hospitals include:

•	Contract portfolio. Using Neoforma CMS, hospitals can access contract, product and pricing information for products that are covered by negotiated contracts. Neoforma CMS is currently available for VHA and UHC member hospitals that participate in Novation’s purchasing program to access the complete contract and product portfolio of Novation. For VHA and UHC member hospitals, we populate Neoforma CMS with data sourced directly from Novation and its suppliers, which enables us to alert users to new contracts and contract updates so they will have the latest product and pricing details for items under contract. By providing this accurate and up-to-date product and contract information, Neoforma CMS helps hospitals eliminate costly mistakes and optimize their use of negotiated contracts, ultimately reducing their supply costs. We provide tools that enable users to search for product and contract information, view detailed contract terms and export contract data to their MMIS.

•

Online product catalog.    Through Neoforma CMS, we provide detailed information on approximately 500,000 products across most major areas of hospital spending, enabling users to reduce product identification errors, research new products and find substitutes when backorders occur. We provide tools that enable Neoforma CMS users to search by keyword and product attributes, browse by category and obtain product details, including product names, product descriptions, manufacturer product numbers, packaging details and pricing information.

•	Online collaboration with suppliers. Neoforma CMS enables hospitals to communicate and interact with their suppliers online, helping materials managers, contract agents and buyers reduce product and price discrepancies. To expedite product updates, hospitals can initiate and collaborate on product setup and pricing changes with their suppliers through online forms, and email notifications are sent when changes are made.

•	On-demand reports. Through Neoforma CMS, we provide on-demand report generation capabilities that allow hospitals to track purchase trends and gain visibility into and analyze contract spending. Hospitals can use these reports to increase contract compliance and optimization.

Neoforma Data Management Solution

Neoforma Data Management Solution, or Neoforma DMS, is a data cleansing and maintenance solution that enables hospitals to significantly improve the accuracy of their item master and vendor master data files. Hospitals typically have large amounts of data stored in their MMIS and are challenged by out-of-date product information, duplicate entries, inaccurately entered information, obsolete records, incorrect prices and incorrect part numbers. These issues increase the potential for overspending when an order is placed. Neoforma DMS uses cross-referencing functionality to cleanse and normalize MMIS’ data. With improved item and vendor master files, hospitals can analyze past variations in pricing and product orders, generate valuable reports and better standardize products and prices to reduce supply costs. We currently offer Neoforma DMS in connection with our alliances with AristoMed, Inc. and Inobis, LLC.

The key components of Neoforma DMS and the benefits to hospitals include:

•	Data cleansing. Through Neoforma DMS, we offer a comprehensive selection of cleansing options for hospitals’ master data files. Clean master files enable hospitals to quickly eliminate inaccuracies from their MMIS and increase their ability to standardize on contracts and consistently pay the right price for the right products. In conjunction with our service partners, we use a number of methodologies, including automated data cross-referencing, basic item master cleansing, item abbreviation tables and new item tracking tables, to cleanse hospitals’ master files as part of Neoforma DMS.

•	Data enhancements. Hospitals’ master files often have incomplete data fields or entire segments of missing data, which leads to unnecessary costs in the form of time spent to locate the correct information and ineffective management of contracts. Neoforma DMS provides the ability for users to analyze, update and add data to their master files when and if necessary. Users can cross-reference distributors and manufacturers and compare vendor hierarchy against the item master to ensure that each product has the appropriate vendor information.

•	Reporting options. Clean, accurate and complete item master files create the foundation for hospitals to generate advanced reports to analyze spend and identify pricing and contracting opportunities. Neoforma DMS helps purchasing and materials managers understand where savings and cost efficiencies can be realized, allowing their organizations to consolidate and standardize purchasing for maximum cost reduction. Reporting options available through Neoforma DMS include the ability to compare prices historically paid for purchases to prices under active contracts and to identify where identical products are being purchased at different prices. Visibility into this type of information enables hospitals to achieve cost savings.

•	Multiple service plans. We offer hospitals a number of service choices designed to meet their various budget and strategic objectives. Hospitals can choose among daily, quarterly or annual maintenance packages to ensure the ongoing accuracy of their master files, receive project management services onsite or through online, automated means and select other customized services to meet their needs.

Neoforma Materials Management Solution

Neoforma Materials Management Solution, or Neoforma MMS, enables hospitals to manage inventory, conduct requisitioning, issue purchase orders and manage other components of the materials management process. Neoforma MMS is designed to offer superior flexibility, process control, ease of use and ease of implementation as compared to conventional materials management information systems. Neoforma MMS consists primarily of the solutions we acquired from Revelocity in December 2002.

The key components of Neoforma MMS and the benefits to hospitals include:

•	Web-based approach. Neoforma MMS is designed to be deployed as a hosted solution, such that hospitals are not required to install the software on their internal systems. This enables hospitals to avoid the infrastructure, maintenance and upgrade efforts, and subsequent costs, from their information technology, or IT, departments. We also offer hospitals the option of installing Neoforma MMS on their local area network, or LAN, to the extent they have the IT staff and resources to host and maintain Neoforma MMS within their organizations. Neoforma MMS offers a familiar browser-based interface, including drop-down lists and simple forms, to reduce the need for extensive training and enable users to rapidly understand the features and functions.

•	Comprehensive materials management. Neoforma MMS enables hospital users, principally directors of materials management, buyers and receiving staff, to manage all aspects of the materials management process through a single system. This includes purchase orders, inventory management, charge capture and par replenishment. In addition, Neoforma MMS offers electronic catalogs, the ability to conduct three-way matches to validate invoices against orders and receipts before payment, as well as a number of detailed reporting options.

•	Designed for healthcare. Neoforma MMS was built and designed to provide materials management capabilities in the context of the hospital environment, based on an understanding of the unique needs and processes of hospital organizations, including multiple requisitioning sites, IT resources and training needs. Neoforma MMS offers full support for various electronic document types, requires minimal customization and can be used in connection with Neoforma OMS.

•	Simplified implementation. Neoforma MMS was designed to be easy to deploy to enable hospitals to realize the benefits of the solution quickly, without the extensive customization and configuration often required of traditional enterprise software systems.

Supplier Solution Suite

In the current healthcare environment, suppliers, both manufacturers and distributors, face increasing competition and growing margin pressures. Our supply chain management solutions help suppliers (i) reduce their expenses by automating manual processes, reducing transaction costs and providing contract management services, (ii) improve cash flow by decreasing accounts receivable aging, or days sales outstanding, or DSO, (iii) increase their service levels to their hospital customers and (iv) increase their revenue by increasing the efficiency of their sales people and more efficiently utilizing direct and indirect channel resources.

Neoforma Order Management Solution

Neoforma OMS enables suppliers to connect electronically to their hospital customers to streamline their fulfillment processes, reducing expenses and DSO. Using Web-based functionality, Neoforma OMS allows suppliers to keep their data synchronized with the data of their hospital customers, resolve order discrepancies quickly and facilitate streamlined inventory tracking and replenishment. Manufacturers can use Neoforma OMS to optimize their production and inventory levels by utilizing reports on products sold to hospitals through distributors.

The key components of Neoforma OMS and the benefits to suppliers include:

•	Connectivity to hospitals. Neoforma OMS, which includes our NeoConnect platform, helps suppliers connect to their hospital customers electronically, increasing automation and improving the accuracy of orders. Neoforma OMS enables suppliers to convert customers, with whom they previously communicated by phone or fax, to electronic connections, reducing the burden and expense of establishing or maintaining their own independent hospital connections. This enables suppliers to decrease order processing costs and to connect to more of their hospital customers. Suppliers can use Neoforma OMS to connect to multiple hospitals using a single communication protocol and data format and send order status, invoice and pricing information to hospitals electronically. We connect to multiple types of MMIS and utilize all major document standards typically used in the healthcare industry.

•	Online discrepancy management tools. We believe Neoforma OMS is the most comprehensive discrepancy management solution in the healthcare supply chain. Neoforma OMS enables suppliers to proactively manage order discrepancies with their hospital customers and resolve them before they get to the invoice stage. Using Neoforma OMS, suppliers and their customers are immediately alerted to price discrepancies, rejected line items, part number discrepancies, backorders, items on hold and added line items. These alerts accelerate the resolution of discrepancies, allowing suppliers to get paid faster, reducing DSO, and to spend less time on customer support and more time selling.

•	Online order status. Neoforma OMS enables suppliers to provide their hospital customers with instant, online access to order status information. Their hospital customers can check the status of orders online instead of calling their supplier customer service representatives and can view confirmations, expected ship dates and advanced ship notices online. These attributes help suppliers improve their customer satisfaction levels while reducing customer service and sales personnel costs.

•	Online collaboration with hospitals. Suppliers and their hospital customers can use Neoforma OMS to communicate and interact online to agree on and verify changes to product and price information. These features help reduce product and price discrepancies and expedite updates, enabling suppliers to increase efficiencies and to provide better and faster levels of customer service.

•	On-demand reports. Neoforma OMS provides sales and market share reports to manufacturers that ship their products through distribution. Manufacturers that ship through distribution historically have had limited visibility into the end use of their products. By increasing their visibility into the end use of their products through Neoforma OMS, manufacturers can improve their production and inventory levels and monitor their competitive position. Reports available through Neoforma OMS include sales tracing reports for certain manufacturers of medical-surgical products and transaction and market share reports for certain manufacturers of pharmacy products.

•	Vendor managed inventory. Neoforma OMS includes an optional vendor managed inventory, or VMI, feature that includes Web-based and handheld inventory management capabilities. These attributes help suppliers streamline inventory tracking and replenishment in geographically dispersed locations and are particularly applicable for suppliers that manage consignment inventory, inventory held by sales representatives and lot number and serial number tracking in their hospital customers’ accounts. We added these VMI capabilities in connection with our acquisition of primarily all of the assets of Revelocity.

Neoforma Contract Management Solution

Neoforma CMS provides a secure, online environment that allows suppliers to communicate contract and product information with hospital customers and to collaborate with hospitals on new contract setup and price changes. Neoforma CMS is currently available for use by supplier customers that have contracts with Novation and hospital customers that are members of VHA and UHC. Using Neoforma CMS, suppliers can reduce contract and marketing administration costs through more effective communication and fewer price discrepancies with their customers.

The key components of Neoforma CMS and the benefits to suppliers include:

•	Contract portfolio. Using Neoforma CMS, suppliers can provide their hospital customers with rapid access to contract, pricing and product information for products that are covered by negotiated contracts. Neoforma CMS is currently available for suppliers that have contracts with Novation and suppliers that sell to VHA and UHC member hospitals. Suppliers can use Neoforma CMS to display comprehensive contract information and updates, provide a single, centralized place where their hospital customers can find complete contract related documents, enable their hospital customers to quickly search for information by keyword and product attributes and provide supplier information so their hospital customers can more easily identify and contact them. These features can improve brand awareness for suppliers, improve the utilization of their contracts and reduce the cost of administering contract purchases.

•	Online product catalog. Neoforma CMS allows suppliers to provide all VHA and UHC hospital customers with detailed, up-to-date product information. Suppliers can enable their hospital customers to access comprehensive product information, including product names and descriptions, manufacturer product numbers, packaging details and pricing, to find products faster using the search and category browse capabilities of the catalog and to research and source products more easily when backorders occur. These features can improve brand awareness for suppliers and improve the utilization of their contracts.

•	Online collaboration with hospitals. Neoforma CMS enables suppliers to communicate with their hospital customers online to set up new products and update prices through a standard online form. Using Neoforma CMS, suppliers can use a single form to initiate and approve product and price updates for multiple items, utilize product information from the product catalog to populate online forms, track contract status and history, create an audit trail for issue resolution and use contact lists to find and select hospital customer contacts and initiate collaboration with these customers.

Neoforma Market Intelligence Services

We provide Market Intelligence Services to both manufacturers and distributors. These services are offered to our supplier customers through HPIS. We initiated our Market Intelligence Services capabilities in connection with the acquisition of substantially all of the assets of MedContrax, Inc. and Med-ecorp, Inc. in July 2002. HPIS offers services that help suppliers identify market opportunities, measure market share and evaluate sales force performance and management. We acquire detailed, transactional data from the leading medical-surgical distributor members of the Health Industry Distributors Association, or HIDA, and then aggregate, normalize, index and report on this transactional data for suppliers. Healthcare manufacturers and distributors use this standardized and customized critical market intelligence to develop strategies to optimize their market performance.

Our Market Intelligence Services provide distributors:

•	sales information defined by manufacturer product category, market segment and geography;

•	measurement of markets for new products; and

•	an enhanced ability to better allocate resources, including inventory planning, field sales alignment and product delivery needs by market.

Our Market Intelligence Services provide manufacturers:

•	information regarding market share by product;

•	information regarding the competitors in the market by geographic area;

•	information regarding sales performance as compared to the competition and defined by sales areas; and

•	the ability to monitor product launches.

Neoforma Contract Management and Administration Services

We provide Contract Management and Administration Services primarily to healthcare manufacturers. These services are offered to our customers through Med-ecom. We initiated our Contract Management and Administration Services capabilities in connection with the acquisition of substantially all of the assets of MedContrax and Med-ecorp in July 2002. Services include the retrieval and preparation of manufacturer and distributor data to allow sales tracing and charge-back processing. Manufacturers use these services to keep track of products sold and to improve the management of the contract pricing and rebate processes with their distributors.

Our Contract Management and Administration Services provide:

•	procurement of distributor sales data in various formats;

•	cleansing and validation of data;

•	cross-referencing end-user product, contract and pricing information;

•	validation of rebate claims; and

•	delivery of sales tracing and rebate information to client specifications.

Our Customers

Our supply chain management solutions suite is designed to deliver significant cost savings to our hospital, supplier, GPO and supply management company customers, the key stakeholders in the healthcare supply chain.

Hospitals

Our hospital customers include independent hospitals and IDNs. We currently offer to our hospital customers Neoforma OMS, Neoforma CMS, Neoforma DMS and Neoforma MMS.

As of December 31, 2002, we had agreements with 929 VHA, UHC and Healthcare Purchasing Partners International, LLC, or HPPI, a GPO owned by VHA and UHC, member hospitals to participate in Marketplace@Novation, which includes Neoforma OMS and Neoforma CMS. The number of hospital customers that participate in Marketplace@Novation represents an increase of 272 hospitals over the 657 customers we had as of December 31, 2001. Our agreements with these hospitals name us as the hospitals’ e-commerce provider and require each hospital to conduct 50% of its available purchasing through Marketplace@Novation within a specified time period.

We also have hospitals that utilize Neoforma OMS through Canadian Health Marketplace, a subsidiary of Medbuy Corporation, a medical GPO in Canada. Further, we have hospital customers that utilize Neoforma DMS and Neoforma MMS, including hospitals that are not members of VHA or UHC.

Suppliers

Our supplier customers include manufacturers and distributors that sell to hospitals and represent a broad range of product categories, including medical supplies, surgical supplies, pharmaceuticals, diagnostic imaging products, laboratory products, capital equipment, dietary and food products and business products. We currently offer to our supplier customers Neoforma OMS and Neoforma CMS as well as our Market Intelligence Services and Contract Management and Administration Services. Our supplier customers include many of the leading manufacturers and distributors in the United States.

As of December 31, 2002, we had agreements with 287 suppliers to participate in Marketplace@Novation. The number of supplier customers that participate in Marketplace@Novation represents an increase of

116 suppliers over the 171 customers we had as of December 31, 2001. Our supplier customers that participate in Marketplace@Novation utilize Neoforma OMS and/or Neoforma CMS. We also have supplier customers that utilize our Market Intelligence Services and Contract Management and Administration Services, including customers that do not participate in Marketplace@Novation.

Group Purchasing Organizations and Supply Management Companies

Similar to other members of the healthcare supply chain, GPOs and supply management companies encounter a variety of purchasing and contract management challenges, including off-contract buying, inadequate purchasing history data, delayed reporting and lengthy contracting processes. Through our solutions, our GPO and supply management company partners can gain access to detailed information regarding contracts, buying patterns, purchasing history, transactions and pricing. As a result, these GPOs and supply management companies are able to reduce overhead and product and price discrepancies, enabling them to focus on offering additional services and increasing the quality and/or number of contracts they offer to their members for supplier products.

Our current GPO and supply chain management company customers are Novation and Medbuy. We generate the significant majority of our business in connection with our exclusive relationship with Novation and its owners, VHA and UHC. Novation is a leading supply management company in healthcare and serves the purchasing needs of approximately 2,400 member healthcare organizations of VHA and UHC. Novation manages more than $21 billion in annual purchases for VHA, UHC and HPPI, and the hospitals that utilize Novation and HPPI contracts purchase approximately $40 billion in total supplies annually. Medbuy is one of the largest national medical GPOs in Canada. Medbuy members purchase approximately $162 million (USD) annually under Medbuy contracts. Collectively, these GPOs have agreements with approximately 500 manufacturers and distributors. Although we believe that our relationship with Medbuy will provide important access to the Canadian market, this relationship has developed more slowly than we initially anticipated and to date we have not recognized any revenue in connection with the relationship.

Our Strategic Partners

We enter into alliances with select supply chain, technology and service partners to increase the quality, completeness and adoption of our solutions. We have entered into alliances in the following areas:

Supply Chain Partners

Our supply chain partners are leaders in the healthcare industry and represent healthcare institutions in the United States and Canada. These organizations have partnered with us to help them deliver supply chain management solutions to their members. We believe that alliances with established healthcare supply chain participants accelerate the adoption of our solutions.

We have entered into strategic relationships with Novation and Medbuy, the owners of Marketplace@Novation and Canadian Health Marketplace, respectively. Both are established healthcare industry participants.

Marketplace@Novation is owned by Novation and its owners, VHA and UHC. In 2000, we entered into a ten-year relationship with Novation, VHA and UHC, in which these organizations named us as the exclusive e-commerce solution they offer to VHA and UHC members. VHA is a nationwide network of more than 2,200 community-owned healthcare organizations and their physicians. It comprises approximately 26% of the nation’s community hospitals. UHC is an alliance of 88 academic medical centers and 110 associate members that represent approximately 76% of the academic medical centers in the United States.

Canadian Health Marketplace is owned by Medbuy, which represents more than 20% of the Canadian healthcare market, measured in active beds for acute, pediatric and long-term care. In 2000, we entered into a ten-year strategic relationship with Medbuy to jointly develop a comprehensive Internet solution for the Canadian healthcare market. The agreement names us as Medbuy’s exclusive provider of an Internet e-commerce solution for the procurement of products and services.

Technology Partners

Our technology partners provide complementary software and/or services that help our customers maximize the value of our solutions through deeper connectivity, enhanced content, and improved integration. We intend to continue to seek new technology partners to increase the quality of our solutions.

Our current technology partners are Global Healthcare Exchange, LLC, or GHX, Lawson Software and PeopleSoft, Inc.

We have entered into an agreement with GHX to provide connectivity to GHX’s supplier customers to help our hospital customers more quickly realize the benefits of e-commerce and minimize the costs of connectivity and information exchange. GHX was formed by five leading manufacturers to the healthcare industry: Abbott Laboratories, Baxter International, Inc., GE Medical Systems, Johnson & Johnson and Medtronic, Inc.

We have entered into agreements with Lawson and PeopleSoft to integrate their materials and enterprise management applications with our solutions, particularly Neoforma OMS. We expect to continue to enter into new relationships with software providers that offer enterprise systems to hospitals and suppliers, with the intent of leveraging deeper integration with these systems to enhance the value of both our partners’ offerings and our solutions for the customers we serve.

Service Partners

Our current service partners offer value-added services that help our customers prepare and implement our supply chain solutions by providing data cleansing and maintenance and implementation services. We intend to continue to seek new service partner relationships to enhance the quality and breadth of our solutions.

We have entered into agreements with AristoMed and Inobis, under which we utilize the services of these organizations in connection with Neoforma DMS.

Marketing, Sales and Service

Our marketing organization leads our efforts to know and understand our customers. Led by product marketing, this group gathers customer, partner and market input, prioritizes our solutions development initiatives and documents customer successes and best practices. Our marketing programs include traditional and Internet-based marketing initiatives, such as seminars via the Internet, to increase awareness of our brand, to attract new hospital and supplier customers to our solutions and to educate our customers on how to optimize their use of our solutions. These programs include a variety of public relations initiatives, such as participation in industry conferences and trade shows and ongoing relationships with healthcare, Internet and technology media and industry analysts. We intend to continue to invest in this area, because we believe a deep understanding of our customers and their business processes is critical to the success of our business.

We sell our solutions to healthcare suppliers and hospitals through a direct field sales force. The sales force consists of hospital specialists who primarily target the hospital market to sell our solution suite and supplier specialists who focus on the sale of our solution suite to manufacturers and distributors. Our field sales force has significant experience in the sale of medical products, medical equipment and supply chain and information technology systems to healthcare customers. We plan to continue to grow and develop our sales force as we expand the breadth of our solutions portfolio and our hospital and supplier customer base.

Our relationships with a number of our strategic partners include joint and cross selling and marketing of our solutions. For example, under our strategic relationship with Novation, VHA and UHC, the sales forces of these organizations actively promote our supply chain management solutions to hospitals and suppliers, which significantly aids in our selling and marketing efforts.

We provide extensive customer service and support for our hospital and supplier customers. Once a customer has signed an agreement with us, our customer care team manages the customer experience from implementation through ongoing support. Our services include technical integration and interfaces, data mapping and cleansing, Web-based training and 24x7 call center support. Some of our customers leverage premium service offerings also provided by our services group, including on-site training and monitoring of just-in-time orders. In addition to our centralized service and support resources, we employ a team of field-based account managers to work closely with our hospital and supplier customers at their facilities, where appropriate. We believe a commitment to a consistently superior customer experience, coupled with highly dependable, reliable systems, is and will continue to be an important differentiator for us.

Our sales, marketing and services group consisted of 67 full-time employees as of December 31, 2002.

Architecture, Product Development and Support

We intend to continue to expand and enhance the functionality of our solution suite. We have invested in architecture, product development and support and management resources to enhance the technical infrastructure that supports our increasing volumes of data and customer usage. We intend to continue to augment our existing solutions and release quarterly updates that increase utility and value for healthcare manufacturers, distributors, hospitals and GPOs.

Our architecture group is responsible for the definition of our architecture, development of our infrastructure and execution of our technology strategy. The product development and support group is responsible for translating customer needs into detailed technical specifications, configuring and developing technology solutions and testing and supporting these applications for a high-availability production environment.

Currently, we are developing additional enterprise and supply chain analytics capabilities as a part of our solutions infrastructure. These capabilities will provide demand, contract and procurement collaboration services for our customers and partners in support of committed purchasing and supplier relationships.

For both our current and future product development activities, we plan to continue to leverage commercially available technology from new and existing partners to accelerate product delivery and minimize development risk. For example, our agreements with i2 Technologies, Inc., PeopleSoft, Lawson and BEA Systems, Inc. enhance our ability to achieve our technical strategy while taking advantage of innovations in areas best served by commercial vendors.

As of December 31, 2002, we had approximately 61 full-time employees dedicated to providing our solutions to customers in the architecture, product development and support groups. Depending on the number and complexity of current development projects underway, our staff is augmented using both independent contractors and consulting firms.

Proprietary Rights and Licensing

Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. In addition, we seek to avoid disclosure of our intellectual property by restricting access to our source code and by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our solutions to perform key functions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, the diversion of resources away from the development of our products, the inability to generate revenue from new products sufficient to offset associated acquisition costs and the maintenance of uniform, effective products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our services until we can identify, license or develop and integrate equivalent technology into our current technology. These delays, if they occur, could seriously harm our business.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any resulting litigation could result in substantial costs and/or diversion of resources and could seriously harm our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business could be seriously harmed.

Competition

The market for supply chain management solutions in healthcare is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management and materials management, we have a diverse set of competitors that compete with portions of our overall offering. To best serve our customers, we sometimes partner with our competitors in one segment of the market while competing with them in others. We believe that as our solution suite grows, we will continue to find areas of opportunity for both partnership and competition with other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, supplier and GPO customers is important to our success.

Our current and potential competitors include:

•	online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with whom we also have a partnership agreement;

•	GPOs or supply management companies that have, or have announced plans for, online marketplaces or exchanges targeted at the healthcare supply chain, such as Broadlane, Inc. and MedAssets, Inc.;

•	suppliers that have created their own Websites that offer order management functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson, McKessonHBOC Inc., Oracle Corporation, PeopleSoft and SAP AG, with some of whom we have partnership agreements;

•	data management services providers and consultants;

•	consulting firms that offer supply chain services;

•	market intelligence, contract management and contract administration services providers;

•	other software vendors that provide technology for inventory, materials, logistics and other supply chain related functions; and

•	the status quo, or the historical means of doing business for many hospitals and suppliers, primarily phone, fax and paper.

We believe that companies in our market compete to provide services to hospitals based on:

•	brand recognition;

•	breadth, depth and quality of product offerings;

•	ease of use and convenience;

•	number of suppliers with whom hospitals can conduct business, communicate and collaborate;

•	ability to integrate their services with hospitals’ existing systems and software;

•	amount of fees charged to hospitals; and

•	customer service.

We believe that companies in our market compete to provide services to suppliers based on:

•	brand recognition;

•	number of hospitals using their services and the volume of their purchases;

•	level of bias, or perceived bias, toward particular suppliers;

•	existing relationships;

•	compatibility with suppliers’ existing sales and distribution methods;

•	amount of the fees charged to suppliers;

•	functionality, ease of use and convenience;

•	ability to integrate their services with suppliers’ existing systems and software; and

•	quality and reliability of their services.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products or Internet companies or with each other;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive arrangements with hospitals that impede our sales; and

•	devote substantially more resources to Website and systems development and research and development.

Our current and potential competitors’ services may achieve greater market acceptance than ours. Our current and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and/or marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to hospitals and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our hospital and supplier base or retain our current hospital and supplier customers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, operating margins and market share.

Employees

As of December 31, 2002, we had 253 full-time employees, including 67 in sales, marketing and services, 61 in product development, 87 in operations and 38 in general and administrative functions. Our future success will depend, in part, on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe our relations with our employees are good. We also use independent contractors and consultants to support our services, primarily in product development and operations.

ITEM 2.    Properties

As of December 31, 2002, our executive, administrative and operating offices were located in approximately 116,000 square feet of office space located in San Jose, California under a sublease scheduled to expire in March 2007. We occupy approximately 84,300 square feet of this facility. In February 2002, we subleased approximately 20,000 square feet to a corporation for a term of one year, after which this corporation will sublease a total of approximately 31,700 square feet for the following two years.

We also lease facilities in three other locations in the United States. The total square footage under these leases is approximately 30,000, and these leases expire on various dates through December 2005.

ITEM 3.    Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens, certain of the underwriters of our initial public offering, or IPO, or the Underwriter Defendants, as well as our Chairman and Chief Executive Officer, Robert J. Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, or the Individual Defendants, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased our common stock from January 24, 2000 to December 6, 2000.

These actions have since been consolidated and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the Underwriter Defendants solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the IPO, and that some investors in the IPO agreed with the Underwriter Defendants to buy additional shares in the aftermarket to artificially inflate the price of our stock. We and the Individual Defendants are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the Underwriter Defendants had entered into the arrangements described above. The amended complaint seeks unspecified damages.

Similar suits against approximately 300 other issuers and their underwriters have been consolidated into a single coordinated proceeding in the Southern District of New York, or the IPO Allocation Litigation. On October 9, 2002, the Individual Defendants were dismissed from the action without prejudice.

On July 1, 2002, the Underwriter Defendants moved to dismiss all of the IPO Allocation Litigation complaints against them, including the action involving us. On July 15, 2002, we and the Individual Defendants, along with the other non-Underwriter Defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the court denied those motions on all issues relevant to us. Discovery in the litigation, which had been stayed pending a ruling on the motions to dismiss, has commenced, and we are continuing to defend against the action vigorously. Because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

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

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2001
First quarter	$17.50	$7.19
Second quarter	$12.19	$6.60
Third quarter	$9.90	$3.15
Fourth quarter	$30.68	$6.50

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2002
First quarter	$29.96	$14.52
Second quarter	$23.00	$9.50
Third quarter	$13.70	$5.79
Fourth quarter	$13.00	$7.20

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

Recent Sales of Unregistered Securities

On December 23, 2002, we completed the acquisition of substantially all of the assets of Revelocity. In connection with this acquisition, we issued 61,063 shares of our common stock to Revelocity at closing in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of such Act. We did not utilize any underwriters in connection with this acquisition.

Holders of Record

As of March 26, 2003, there were approximately 482 holders of record of our common stock. This number does not include a significant number of stockholders for whom shares were held in a nominee or street name.

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

ITEM 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated balance sheet data as of December 31, 2001 and 2002, and the selected consolidated statement of operations data for each of the years ended December 31, 2000, 2001 and 2002, have been derived from our audited financial statements appearing in this Form 10-K. The selected consolidated balance sheet data as of December 31, 1998, 1999 and 2000, and the selected consolidated statement of operations data for the years ended December 31, 1998 and 1999, are derived from our audited financial statements not included in this Form 10-K. When you read this selected consolidated financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

See Note 2 to the Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share amounts.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
Marketplace revenue:
Related party*	$—	$—	$—	$—	$—
Other	—	83	1,257	1,130	1,222

Total Marketplace revenue	—	83	1,257	1,130	1,222
Trading Partner Services revenue:
Trading Partner Services*	—	921	4,479	1,623	3,039
Sales of used equipment	—	—	4,629	250	—

Total Trading Partner Services revenue	—	921	9,108	1,873	3,039

Total revenue	—	1,004	10,365	3,003	4,261
Operating Expenses:
Cost of equipment sold	—	—	3,544	216	—
Cost of services	—	—	7,722	13,480	8,513
Operations	627	5,941	14,035	15,675	20,437
Product development	1,494	8,161	24,785	16,912	17,229
Selling and marketing	1,411	16,860	51,530	28,646	12,793
General and administrative	1,075	17,937	22,877	16,064	14,718
Amortization of intangibles	—	715	26,557	30,098	90
Amortization of partnership costs*	—	—	29,442	50,830	9,361
Costs of strategic partnership	—	—	9,345	—	—
Cost of warrant issued to recruiter	—	2,364	—	—	—
Write-off of purchased software	—	—	3,858	1,513	458
Write-off of acquired in-process research and development	—	—	16,900	—	110
Abandoned acquisition costs	—	—	2,742	—	—
Restructuring	—	—	2,791	950	(68)
Impairment of intangibles	—	—	—	11,906	—
Impairment of assets held for divestiture	—	—	13,305	81,086	—
Write-down of non-marketable investments	—	—	—	8,400	451
Write-down of note receivable	—	—	—	—	1,053
Net (gain)/loss on divested businesses	—	—	—	(55)	59

Loss from operations	(4,607)	(50,974)	(219,068)	(272,718)	(80,943)
Other Income (Expense):
Interest income	66	659	4,707	769	516
Interest expense	(22)	(676)	(1,362)	(685)	(1,723)
Other income (expense)	—	(29)	29	271	(60)

Net loss	$(4,563)	$(51,020)	$(215,694)	$(272,363)	$(82,210)

Net loss per share:
Basic and diluted	$(16.53)	$(191.51)	$(25.58)	$(17.32)	$(4.90)

Weighted-average shares—basic and diluted	276	266	8,432	15,721	16,790

*	See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of Emerging Issues Task Force Abstract No. 01-9.

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$812	$46,775	$27,693	$14,096	$24,582
Working capital	214	36,888	(1,241)	207	7,673
Total assets	1,672	77,369	505,143	286,301	220,810
Notes payable, less current portion	279	7,743	7,958	20,635	14,152
Mandatorily redeemable convertible preferred stock	3,884	88,812	—	—	—
Total stockholders’ equity (deficit)	(3,155)	(31,863)	461,086	242,474	178,831

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our Web-based solutions are designed to enable effective collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, that have led to major inefficiencies. These inefficiencies lead to slower transactions and increased overhead and costs for suppliers and hospitals. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to improve efficiencies in their supply chain to improve overall margins. Our Web-based solutions make it easier for the participants in the healthcare supply chain, principally hospitals, suppliers and GPOs, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities.

Our operations have grown significantly since inception. We have significantly increased the number of customers, both hospitals and suppliers, that use our solutions, and we have introduced new and enhanced solutions to offer to these customers. Because of the growth in usage and adoption of Marketplace@Novation, we have generated increasing levels of marketplace volume related to Marketplace@Novation. However, as a result of our adoption of Emerging Issues Task Force Abstract No. 01-9, or EITF No. 01-9, our reported marketplace revenue does not reflect the level of fees we receive from related parties for these marketplace services. As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in an offset of the related party revenue reported (see Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9). From inception through fiscal 2001, our operating expenses increased substantially, primarily due to charges related to impairment of assets held for divestiture, write-down of non-marketable investments and impairment of intangibles, as well as increases in amortization of partnership costs relating to our outsourcing and operating agreement, or the Outsourcing Agreement, effective May 24, 2000, with Novation, VHA, UHC and HPPI. In fiscal 2002, however, operating expenses decreased significantly from fiscal 2001 due to improved operational execution and use of our resources, reduced amortization of intangibles, an increase in related party fees that was offset by amortization of partnership costs, a reduced level of charges associated with the write-down of non-marketable investments and also because there were no impairments of intangibles or assets held for divestiture.

Strategic Relationship

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

Under the Outsourcing Agreement, we have agreed to provide specific functionality to Marketplace@Novation. Novation has agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation have each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In October 2000, we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase approximately 3.1 million shares of our common stock. In substitution for the warrant, we issued to VHA approximately 3.1 million shares of our restricted common stock. On January 25, 2001, we and UHC agreed to amend our common stock and warrant agreement to provide for the cancellation of the remaining unexercised portion of the performance warrant to purchase up to 563,957 shares of our common stock. In substitution for the warrant, we issued to UHC 563,957 shares of our restricted common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the performance targets contained in their original warrants are not met.

In January 2001, we amended and restated the Outsourcing Agreement, or the Amended Outsourcing Agreement. Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level to us under the Outsourcing Agreement, which minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume processed through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation is required to make are subject to quarterly maximums, above which additional marketplace volume does not result in additional fees from Novation. These maximums were based on a predetermined schedule that provided for increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums were to be calculated based on Novation’s financial performance, as defined. The Amended Outsourcing Agreement also included modifications to revenue sharing provisions under which we agreed to share specified fees we receive for products and services sold through or related to our current and future marketplaces. We agreed to share with Novation revenue related to transactions through Marketplace@Novation and from other current or future marketplaces as well as revenue related to the distribution or licensing of software and other technology solutions. We are not required to share revenue related to current or future marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the Amended Outsourcing Agreement, we are not required to share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. To date, no revenue sharing has occurred under the Amended Outsourcing Agreement. The Amended Outsourcing Agreement also includes modifications to certain supplier recruitment and supplier implementation provisions.

In September 2001, we amended the Amended Outsourcing Agreement. Pursuant to this amendment to the Amended Outsourcing Agreement, or Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for Marketplace@Novation member purchases when the purchase was not facilitated by our connectivity solution. As a result, we are able to provide our customers within Marketplace@Novation with information relating to all purchases made by hospitals from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerates our ability to capture critical supply chain data and enables us to capture important purchasing information without first requiring full adoption of our connectivity services.

In September 2002, we further amended and restated the Amended Outsourcing Agreement. As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, this revision to the Amended Outsourcing Agreement, or Revised Amended Outsourcing Agreement, reduced the quarterly maximums for the third and fourth quarters of 2002. In the third and fourth quarters of 2002, the fees we received from Novation were limited to these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited to the maximums in place in those periods. Beginning in 2003, the quarterly maximums for a given year are now based on Novation’s estimated financial performance, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year are subject to adjustment based on any revisions to Novation’s estimated full year financial performance for that year. Any difference in the calculated quarterly maximums for the year that results from differences between Novation’s estimated and actual financial performance for that year will increase or decrease the quarterly maximums in the subsequent year. For 2003, based on our expectations regarding the levels of marketplace volume that will be processed through Marketplace@Novation, we expect that the fees we earn from Novation will continue to be limited to the quarterly maximums. As a result, based on these expectations for 2003, marketplace volume above a certain level will not result in incremental fees being paid by Novation because of the maximums. In 2001 and 2002, the fees paid to us by Novation totaled $24.6 million and $68.8 million, respectively (see Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9). We currently expect the rate of growth, if any, and the absolute dollar growth, if any, in the fees we receive from Novation in 2003 to be significantly less than we experienced from 2001 to 2002. We currently expect that the fees paid by Novation for the first six months of 2003, on an annualized basis, will represent a slight increase from the $68.8 million paid by Novation in 2002. Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer that was limited to data from Novation and HPPI sponsored marketplaces only. Also, Novation now only has the exclusive right to recruit suppliers for Novation and HPPI sponsored marketplaces and not for any other current or future marketplaces. From time to time, we and Novation have discussed further amendments to our outsourcing agreement, and any such amendment could affect future fees under this agreement.

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies, under which these entities purchased a total of approximately 1.8 million shares of our common stock at a price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers.

Acquisitions

In July 2002, we acquired substantially all of the assets of MedContrax, Inc. and Med-ecorp, Inc. in a single transaction. The total purchase price was approximately $1.5 million in cash. The purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $336,000, $360,000, $340,000, $348,000 and $110,000 were allocated to tangible assets, a proprietary database, developed technology, goodwill and acquired in-process research and development, respectively. The proprietary database and developed technology are being amortized over their estimated useful lives of three years and five years, respectively. Goodwill is not being amortized. The $110,000 allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows related to incomplete research and development projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the $110,000 was expensed as of the acquisition date.

In December 2002, we acquired substantially all of the assets of Revelocity, a developer of Web-based software products that provide rapidly deployable supply chain management capabilities for hospitals and healthcare suppliers that help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. Contingent upon the amount of revenue generated by the acquired business through December 31, 2003, we may issue between approximately 177,000 and 879,000 shares of our common stock in total related to this acquisition. These shares will be valued as earned. Accordingly, the amount of goodwill recognized in this acquisition will be adjusted as additional shares are earned. As of December 31, 2002, approximately 61,000 shares, valued at $618,000, have been issued. In addition to these shares and the shares of the common stock that may be issued based upon revenue generated by the acquired business, the purchase price included forgiveness of a $500,000 note receivable from Revelocity and the assumption of liabilities of $235,000. The purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $34,000, $2.0 million and $1.1 million were allocated to tangible assets, developed technology and goodwill, respectively. The developed technology is being amortized over its estimated useful life of five years. Goodwill is not being amortized.

Other Matters

Since inception, we have incurred significant losses and, as of December 31, 2002, had an accumulated deficit of $626.3 million. In 2003, we expect that our losses will decrease as compared to fiscal 2002 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of partnership costs, amortization of deferred compensation and write-down of notes receivable, as well as anticipated increases in revenue. As a result of the application of EITF No. 01-9, non-cash amortization of partnership costs is being offset against these fees received from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense (see Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for Web-based supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	estimating the allowance for doubtful accounts receivable and notes receivable;

•	estimating litigation reserves and other accrued liabilities; and

•	valuation of goodwill and intangible assets.

Revenue Recognition

We derive our revenue from the solutions we provide to our customers. Marketplace revenue consists of transaction based fees and subscription based fees related to solutions delivered through Marketplace@Novation, and reflects revenue related to the services provided through Neoforma OMS and Neoforma CMS. Trading partner services revenue consists of software license fees, Market Intelligence Services fees, Contract Management and Administration Services fees, subscription fees, implementation fees and fees from other value added services, and reflects primarily revenue related to Neoforma DMS, Neoforma MMS, Market Intelligence Services and Contract Management and Administration Services. As described below, significant management judgments must be applied in connection with the revenue recognized in any accounting period.

Marketplace Revenue

Transaction Fees.    Transaction fee revenue represents the negotiated percentage of the purchase price, or marketplace volume, of products in transactions between signed participants in Marketplace@Novation that are either (i) processed by hospitals utilizing Neoforma OMS, or (ii) processed through means other than Neoforma OMS, but for which the transaction data is obtained and processed through Neoforma OMS for the benefit of our customers. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier, regardless of whether the transaction occurs through Neoforma OMS, or whether we obtain the transaction data, process it and make it available to the customers who utilize the marketplace. We recognize transaction fees on a net basis, because we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, we do not:

•	establish the prices of products paid by buyers;

•	take title to products to be shipped from the supplier to the buyer, nor do we take title to or assume the risk of loss of products prior to or during shipment;

•	bear the credit and collections risk of the purchaser to the supplier; or

•	bear the risk that the product will be returned.

Subscription Fees.    Subscription fee revenue is generated from suppliers participating in Marketplace@Novation that pay a monthly, quarterly or annual subscription fee that is not based on marketplace volume. For these suppliers, we recognize their subscription fees ratably over the period of the subscription agreement, as that is the period over which the services are performed. We also generate subscription fees through other agreements with suppliers that participate in Marketplace@Novation that pay a periodic subscription fee calculated as a percentage of their periodic product sales under Novation contracts. We recognize these fees in the period that the contracted products are sold.

EITF No. 01-9.    As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in a reduction of the related party revenue reported. As a result, as discussed in Note 3 to the Notes to Consolidated Financial Statements, our reported related party marketplace revenue does not reflect the level of fees received from related parties for those marketplace services.

Trading Partner Services Revenue

Software License Fees.    We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. In fiscal 2002, all of our software license revenue related to a single three-year technology license agreement between GHX and us to license portions of our NeoConnect platform. The revenue received under this agreement is being recognized ratably over the three-year term of the agreement. We anticipate that our recent acquisition of Revelocity will result in increasing software license revenue in future periods.

Market Intelligence Services and Contract Management and Administration Services Fees.    Our Market Intelligence Services and Contract Management and Administration Services agreements provide for the delivery of specified reports or other data to our customers. We recognize the fees related to these agreements upon delivery of the reports or, for time-based access to reports or data, over the period of access.

Implementation and Services Fees.    We recognize implementation fees and services fees, where they relate to the implementation or use of our solutions, ratably over the term of the underlying agreement. Revenue generated by implementation and services we perform in connection with the implementation of other solutions, applications or deliverables is recognized upon completion of the services.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2002, our accounts receivable balance was $2.6 million, net of allowance for doubtful accounts of $259,000. Management also analyzes the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of December 31, 2002, we had a notes receivable balance of $2.0 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s estimate of the liability related to our pending litigation is based on claims and other information known to us and management’s assessment of the probability of loss. As additional information becomes available, we reassess and revise our estimates as appropriate. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of December 31, 2002, we had accrued $91,000 for potential liabilities related to our pending litigation.

Valuation of Goodwill and Intangible Assets

We assess the impairment of intangible assets, which currently consist of capitalized partnership costs and acquired database, developed technology and customer lists, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	loss of a major supplier or marketplace sponsor;

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; or

•	a significant adverse change in legal factors or in the business climate that could affect the value of the intangible asset.

If we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, and acquisition related intangible assets, net of amortization, amounted to $166.5 million and $2.6 million, respectively, as of December 31, 2002.

In addition, we assess goodwill for impairment at least annually unless an event or change in circumstance indicates that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	our market capitalization falls below our net book value;

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; or

•	the testing for recoverability under Statement of Financial Accounting Standards, or SFAS, No. 144 of a significant asset group within a reporting unit.

If we determine that the carrying value of goodwill may not be recoverable based upon our annual impairment test or the existence of one or more of the above indicators of impairment, we would determine the fair value of our reporting units utilizing discounted cash flows and relative market multiples for comparable businesses. We would then compare the fair value of each reporting unit to its carrying value. If this evaluation indicated that impairment might exist for the reporting unit, we would then compare the carrying amount of goodwill in the reporting unit to the implied fair value of the goodwill to determine the amount of any impairment loss. Goodwill amounted to $1.4 million at December 31, 2002.

Results of Operations

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2002

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of fees paid by Novation for marketplace services. For the years ended December 31, 2001 and 2002, related party marketplace revenue consisted solely of fees paid by Novation to us under the minimum fee level provisions of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $24.6 million and $68.8 million of amortization of partnership costs against related party marketplace revenue for the years ended December 31, 2001 and 2002, respectively, there was no net related party marketplace revenue for either period. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other.    Other marketplace revenue consists of marketplace revenue received from customers that are not related parties, and consists generally of transaction-based fees and subscription fees. Other marketplace revenue was $1.2 million for the year ended December 31, 2002, an increase from $1.1 million for the year ended December 31, 2001. The increase was primarily due to increased revenue generated from suppliers related to their participation in Marketplace@Novation, partially offset by a decrease of $728,000 in revenue as a result of the divestiture of NeoMD in March 2002.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of solutions that are complementary to our marketplace services. Currently, trading partner services revenue consists of revenue relating to Market Intelligence Services and Contract Management and Administration Services provided to manufacturers and distributors, revenue relating to the sale of software and technology solutions, revenue relating to Neoforma DMS and revenue from other value added services to our customers. The increase in trading partner services revenue from $1.9 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002 was primarily due to an increase of $641,000 in revenue related to the sale of a license to GHX to utilize portions of our NeoConnect platform and revenue generated from our new Market Intelligence Services and Contract Management and Administration Services. The Market Intelligence Services and Contract Management and Administration Services were introduced in connection with our acquisition of substantially all of the assets of MedContrax and Med-ecorp in July 2002. These increases were partially offset by a decrease of $1.1 million as a result of the divestiture of the Plan, Auction and U.S. Lifeline, Inc., or USL, operations in 2001. Substantially all of the trading partner services revenue for 2001 was related to FDI Information Resources, LLC, or FDI, part of our Plan operations, and our Auction and USL operations, all of which were divested later in 2001.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our now divested Auction operations.

Operating Expenses

Cost of Equipment Sold.    Cost of equipment sold consisted solely of the costs of owned inventory of used medical equipment held for sale as part of our now divested Auction operations.

Cost of Services.    Cost of services consists primarily of the costs to perform hospital and supplier implementation activities as well as the costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors and consultants. Cost of services decreased from $13.5 million for the year ended December 31, 2001 to $8.5 million for the year ended December 31, 2002. The decrease was due to the fact that in the latter half of 2001 and into 2002, our services group utilized fewer contractors and consultants resulting in a reduction of our costs relating to contractors and consultants by $2.7 million in 2002. Additionally, the number of full time employees in our services group decreased from 49 at the beginning of 2001 to 18 as of December 31, 2001, and subsequently increased to 28 as of December 31, 2002. As a result, payroll related expenses decreased by $1.4 million during 2002 as compared to 2001. We expect our cost of services to increase slightly in future periods as we continue to connect both hospitals and suppliers to our solutions and support and service an increasing number of customers on our solutions.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our solutions and our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees for independent contractors and consultants. Operations expenses increased from $15.7 million for the year ended December 31, 2001 to $20.4 million for the year ended December 31, 2002. The increase was primarily due to a $5.0 million increase in depreciation expense allocated to operations relating to assets which were placed into service during the year ended December 31, 2002. We expect our operations expenses to continue to increase as we expand our operating infrastructure and add content and functionality to our solutions.

Product Development.    Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our solutions and functionality. Product development expenses increased from $16.9 million for the year ended December 31, 2001 to $17.2 million for the year ended December 31, 2002. The increase was primarily due to increased depreciation of fixed assets allocated to product development. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $28.6 million for the year ended December 31, 2001 to $12.8 million for the year ended December 31, 2002. The decrease was primarily due to reduced selling and marketing personnel costs, as well as a reduction of $8.8 million in the amortization of deferred compensation associated with selling and marketing personnel. We focused the majority of our resources in 2002 on product development and implementation and integration efforts. As a result, selling and marketing costs were at lower levels in 2002 as compared to 2001, and headcount in our selling and marketing groups decreased from 99 at the beginning of 2001 to 49 as of December 31, 2001 and 39 as of December 31, 2002. We do not expect selling and marketing costs to remain at these reduced levels in future periods. We recognize that selling and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products and, as a result, we intend to continue to invest further in selling and marketing activities in 2003. We expect selling and marketing costs to increase during 2003.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $16.1 million for the year ended December 31, 2001 to $14.7 million for the year ended December 31, 2002. The decrease was primarily due to a $2.0 million reduction in amortization of deferred compensation in 2002 as compared to 2001, partially offset by increased costs associated with the prior year audits conducted in 2002 in conjunction with the restatement of our 2000 and 2001 financial statements. We expect general and administrative expenses to increase slightly during 2003 as we make investments, primarily in personnel, to support our growth.

Amortization of Intangibles.    We amortize intangibles on a straight-line basis over a period of three to five years. Amortization of intangibles decreased from $30.1 million for the year ended December 31, 2001 to $90,000 for the year ended December 31, 2002. During the fourth quarter of 2001, we wrote down the intangible assets related to our acquisition of Pharos Technologies, Inc. and substantially all of the intangible assets relating to the acquisition of EquipMD, Inc., operated as NeoMD, as a result of our plans to divest these non-core assets. As a result of our divestiture of these assets, we no longer incur amortization expenses related to Pharos and NeoMD. During 2002, we recorded intangible assets, other than goodwill, of $2.7 million in connection with the acquisition of substantially all of the assets of MedContrax, Med-ecorp and Revelocity. The amortization of intangibles of $90,000 for the year ended December 31, 2002 related to these assets.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the shares of our common stock issued to certain strategic partners. As of December 31, 2002, capitalized partnership costs represented common stock and restricted common stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $50.8 million for the year ended December 31, 2001 to $9.4 million for the year ended December 31, 2002. The decrease in amortization expense is the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $24.8 million and $69.5 million of amortization of partnership costs against related party revenue for the years ended December 31, 2001 and 2002, respectively. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $75.7 million to $78.8 million for the years ended December 31, 2001 and 2002, respectively. This increase was due to the fact that there were incremental partnership costs capitalized during fiscal 2001 and 2002. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the years ended December 31, 2001 and 2002, we recorded $2.4 million and $244,000, respectively, in reductions of deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $7.7 million and $3.4 million during the years ended December 31, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD in April 2000, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the years ended December 31, 2001 and 2002, we recorded $4.9 million and $1.2 million, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business, which we divested in March 2002. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, related to these options of $8.4 million and $51,000 during the years ended December 31, 2001 and 2002, respectively. We no longer employ any EquipMD employees due to the divestiture of the EquipMD assets. As such, we do not have any remaining deferred compensation related to these employees and we will no longer be incurring amortization expenses relating to this deferred compensation in future periods.

In late 2001 and in the first half of 2002, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.9 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 16, 2004, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. We recorded amortization of deferred compensation related to these shares of $146,000 and $2.3 million during the years ended December 31, 2001 and 2002, respectively.

The remaining total deferred compensation of $2.6 million at December 31, 2002 is expected to be amortized as follows: $2.5 million during fiscal 2003 and $100,000 during fiscal 2004. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the consolidated statement of operations.

Write-Off of Purchased Software.    During the years ended December 31, 2001 and 2002, we recorded charges of $1.5 million and $458,000, respectively, to write off purchased software licenses that we were no longer utilizing.

Write-Off of Acquired In-Process Research and Development.    For the year ended December 31, 2002, we recorded a charge of $110,000 to write off acquired in-process research and development in connection with the MedContrax and Med-ecorp acquisition in July 2002.

Restructuring.    Restructuring costs consist primarily of severance payments resulting from the streamlining and reorganizing of our operations and the divestitures of certain operations. Restructuring costs also include accrued rent relating to idle facilities. There was no such write-off during the year ended December 31, 2001.

In December 2000, we recorded a restructuring charge of $691,000 in connection with our decision to divest the Auction and USL operations. Of the $691,000, $160,000 related to the severance of 24 employees and the remainder related to idle facilities and related costs. The operations were sold in 2001. Of the employees terminated, 16 were from selling and marketing and 8 were from operations. During the year ended December 31, 2001, we recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of our estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. There were no additional restructuring charges related to these operations during the year ended December 31, 2002.

In December 2001, we recorded a restructuring charge of $350,000 in connection with our decision to divest the assets of EquipMD. Of the $350,000, $311,000 related to the severance of 7 employees and $39,000 related to idle facilities and related costs. Of the employees terminated, all 7 were from selling and marketing. During the year ended December 31, 2002, we reversed $68,000 of restructuring accruals, because we determined that restructuring costs would be less than originally anticipated. EquipMD was sold in the first quarter of 2002. No restructuring charges related to these operations were recorded during the year ended December 31, 2002.

Impairment of Intangibles.    Impairment of intangibles represents the reduction of the carrying value of our investment in Pharos to our estimate of its fair market value as of December 31, 2001. During fiscal 2001, we were unsuccessful in our efforts to identify a buyer for the technology we acquired as part of our acquisition of Pharos. In addition, in the fourth quarter of 2001, we terminated our use of the technology acquired. Based on these factors, we concluded that the carrying value of the intangible assets was not recoverable as of December 31, 2001. As a result, we recorded an impairment charge of $11.9 million during the fourth quarter of 2001 to write off these intangible assets.

Impairment of Assets Held for Divestiture.    Impairment of assets held for divestiture consists of impairment charges that are the direct result of pending divestitures of certain of our operations and relate to any charges required to adjust the carrying value of the assets to be divested to the net realizable value.

During the fourth quarter of 2001, we obtained board approval to explore strategic alternatives for the divestiture of our NeoMD operations to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the acute care business. These operations consisted primarily of the assets of EquipMD. As a result, we recorded a charge of $81.1 million to write down these assets to the estimated net realizable disposal value. There were no such impairment charges recorded in 2002.

Write-Down of Non-Marketable Investments.    Pointshare, Inc. notified us in September 2001 that it was in the process of selling its remaining assets and winding down its operations. Pointshare was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001. During fiscal 2002, we received $211,000 from the bankruptcy trustee for Pointshare, which is recorded as a credit to write-down of non-marketable investments in our consolidated statement of operations in 2002.

During the fourth quarter of 2001, we wrote off our $5.4 million investment in CarePortal.com, LLC, formerly known as IntraMedix, LLC, a privately held corporation. Due to uncertainties regarding the financial position of CarePortal, the resulting decline in the value of this investment and our belief that the decline in value was other than temporary in nature, we concluded that the investment in CarePortal had no future realizable value as of December 31, 2001.

In December 2002, we received notice from Attainia, Inc. that it had completed a round of financing at an offering price less than the cost per share of our investment in Attainia. As such, we wrote down our investment in Attainia by $662,000 during the year ended December 31, 2002.

Write-Down of Note Receivable.    In September 2002, we entered into a confidential settlement agreement with Med-XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, to settle the suit we had filed against Med-XS, and the subsequent counterclaim filed by Med-XS against us, in connection with their failure to make payments to us under a $2.4 million promissory note executed as partial payment for their purchase of our now divested subsidiary, General Asset Recovery, LLC, or GAR, part of our Auction operations. We wrote down the note receivable by $1.1 million in the third quarter of 2002 to reflect the collectible value of the note based on the terms of the settlement agreement.

Net (Gain)/Loss on Divested Businesses.    Net gain on divested businesses during the year ended December 31, 2001 consisted of the net gain realized as a result of the divestitures of the USL, FDI and GAR operations during that period. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $307,000 on the sale of the net assets, the divestiture of FDI resulted in a loss of $1.1 million on the sale of the net assets and the divestiture of the GAR operations resulted in a gain of $872,000 on the sale of the net assets. The resulting net gain on divested businesses during the year ended December 31, 2001 was $55,000. During the year ended December 31, 2002, the loss on divested businesses consisted of a loss of $59,000 incurred as a result of the sale of the NeoMD operations.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income for the year ended December 31, 2002 was $516,000 compared to $769,000 for the year ended December 31, 2001. Interest expense increased from $685,000 for the year ended December 31, 2001 to $1.7 million for the year ended December 31, 2002. The increase in interest expense was primarily due to a reduction in capitalized interest from $1.1 million during the year ended December 31, 2001 to $674,000 during the year ended December 31, 2002. Total interest incurred during the years ended December 31, 2001 and 2002, before capitalized interest, was $1.8 million and $2.4 million, respectively. Capitalized interest related to purchased software being configured for use in our solutions which was not yet placed in service. The increase in our total interest costs was due to an increase in average borrowings outstanding during 2002 compared to 2001 under our line of credit with VHA. Other income was $271,000 for the year ended December 31, 2001 and other expense was $60,000 for the year ended December 31, 2002. Other income during the year ended December 31, 2001 was primarily the result of the forgiveness of $500,000 of debt under our note payable to the original owner of the GAR business.

Income Taxes.    As of December 31, 2002, we had federal and state net operating loss carryforwards of $362.0 million and $261.0 million, respectively, which will be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2022. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year.

Year Ended December 31, 2000 as Compared to Year Ended December 31, 2001

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of fees paid by Novation for marketplace services. For the years ended December 31, 2000 and 2001, related party marketplace revenue consisted solely of fees paid by Novation to us under the minimum fee level provisions of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $81,000 and $24.6 million of amortization of partnership costs against related party marketplace revenue for the years ended December 31, 2000 and 2001, respectively, there was no net related party marketplace revenue for either period. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other.    Other marketplace revenue consists of marketplace revenue received from customers that are not related parties and generally consists of transaction-based fees and subscription fees. Other marketplace revenue was $1.1 million for the year ended December 31, 2001, a decrease from $1.3 million for the year ended December 31, 2000. The decrease was primarily due to the elimination of our Shop services in 2001, partially offset by an increase in revenue from our NeoMD marketplace and from the initiation of supplier paid fees related to Marketplace@Novation.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of solutions that are complementary to our marketplace services. Historically, trading partner services revenue consisted of the following: setup fees to digitize product information; subscription and transaction based fees for management and disposition of used medical equipment through our now divested asset recovery service, known as Auction; sponsorship fees paid by suppliers to feature their brands and products on our now divested Plan service; license fees from the sale of software tools and related technical information; and services revenue for implementation and consulting services paid by users of our solutions. The decrease in trading partner services revenue from $4.5 million for the year ended December 31, 2000 to $1.6 million for the year ended December 31, 2001 was primarily due to reduced revenue from the USL business as a result of the sale of USL in April 2001; reduced revenue from our other Plan operations as a result of the sale of those operations to Attainia in April 2001; and reduced transaction fee revenue from our asset recovery services as a result of the sale of the Auction operations in September 2001. These reductions were partially offset by revenue relating to the sale of a license to GHX to utilize portions of our NeoConnect platform.

Sales of Used Equipment.    Sales of used equipment consisted of the gross revenue generated from the sales of used and refurbished medical equipment that we owned as part of our Auction service. We had total sales of used equipment of $250,000 for the year ended December 31, 2001, a decrease from $4.6 million for the year ended December 31, 2000. The decrease was due to our reduced focus on the Auction operations and its sale in September 2001.

Operating Expenses

Cost of Equipment Sold.    Cost of equipment sold consists solely of the costs of owned inventory of used medical equipment held for sale as part of our Auction operations. Cost of equipment sold decreased from $3.5 million for the year ended December 31, 2000 to $216,000 for the year ended December 31, 2001.

Cost of Services.    Cost of services consists primarily of the costs to perform hospital and supplier implementation activities as well as the costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors and consultants. Cost of services increased from $7.7 million for the year ended December 31, 2000 to $13.5 million for the year ended December 31, 2001. The increase was due to the fact that the services group was created early in fiscal 2000, resulting in minimal costs for a significant portion of that period as the group was still building its operations. Additionally, in 2001, the services organization significantly expanded both the quantity and the scope of the implementations and services it provides to our customers, resulting in further increased costs in 2001.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our solutions and our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees for independent contractors and consultants. Operations expenses increased from $14.0 million for the year ended December 31, 2000 to $15.7 million for the year ended December 31, 2001. The increase was primarily due to an increase in operations personnel related costs partially offset by a decrease of $1.4 million in amortization of deferred compensation.

Product Development.    Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our solutions and functionality. Product development expenses decreased from $24.8 million for the year ended December 31, 2000 to $16.9 million for the year ended December 31, 2001. The decrease was primarily due to reduced costs relating to product development personnel, specifically with respect to contractors and consultants, and a decrease of $2.0 million in amortization of deferred compensation.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses decreased from $51.5 million for the year ended December 31, 2000 to $28.6 million for the year ended December 31, 2001. The decrease was primarily due to reduced selling and marketing personnel costs and a resulting reduction in expenses related to travel and attendance at trade shows and a $3.9 million decrease in amortization of deferred compensation allocated to selling and marketing. During 2001, we focused more of our available resources on marketplace implementation and integration efforts and product development. As a result, selling and marketing costs were at significantly lower levels in 2001 as compared with 2000. Selling and marketing headcount at December 31, 2000 and 2001 was 99 and 48, respectively.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $22.9 million for the year ended December 31, 2000 to $16.1 million for the year ended December 31, 2001. The decrease was primarily due to a reduction of $7.1 million in amortization of deferred compensation associated with administrative personnel, including finance, accounting and administrative personnel. Also, in 2000 we incurred costs resulting from preparations for our initial public offering, which occurred in January 2000.

Amortization of Intangibles.    We have historically amortized intangible assets on a straight-line basis over a period of three to seven years. Amortization of intangibles increased from $26.6 million for the year ended December 31, 2000 to $30.1 million for the year ended December 31, 2001. The increase was primarily the result of a full year of amortization on the EquipMD intangible assets in fiscal 2001, as opposed to only eight months of amortization taken in fiscal 2000 as a result of the acquisition closing at the end of April 2000. This was offset by the fact that we incurred reduced amortization from the USL and FDI intangible assets as a result of the divestitures of those operations during the second quarter of 2001. Additionally, we incurred significantly reduced amortization relating to GAR and National Content Liquidators, Inc., or NCL, intangible assets as a result of the write-down we took on the Auction operations in the fourth quarter of 2000 in preparation for the sale of the Auction operations and because we amortized the reduced intangible assets for only a portion of the year as a result of the closing of the sale of the Auction operations during the third quarter of 2001. During the fourth quarter of 2001, we wrote down the Pharos intangible assets and effectively all of the intangible assets relating to the acquisition of EquipMD as a result of our discontinuation of the use of the Pharos technology and our plans to divest the EquipMD business.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the shares of our common stock issued to certain strategic partners. As of December 31, 2001, capitalized partnership costs represented common stock, warrants and restricted stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement with those entities and with Novation. We initially issued warrants to VHA and UHC, but subsequently canceled these warrants and issued them restricted common stock in substitution for the canceled warrants. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock issued in substitution for the warrants is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense increased from $29.4 million for the year ended December 31, 2001 to $50.8 million for the year ended December 31, 2002. The increase from fiscal 2000 was primarily the result of the amortization of a full year of partnership costs compared to approximately five months for the year ended December 31, 2000, as the Outsourcing Agreement did not become effective until late July 2000. In addition, we capitalized incremental partnership costs during fiscal 2001 as VHA and UHC earned a portion of the restricted stock.

The increase in amortization expense was partially offset by the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $81,000 and $24.8 million of amortization of partnership costs against related party revenue for the years ended December 31, 2000 and 2001, respectively. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows. Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs increased from approximately $29.5 million to $75.7 million for the years ended December 31, 2000 and 2001, respectively.

Costs of Strategic Partnership.    Costs of strategic partnership represents the investment banking, legal and accounting fees incurred by us in connection with entering into the Outsourcing Agreement with Novation, VHA and UHC in 2000. Such costs amounted to $9.3 million in fiscal 2000.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity based compensation and the estimated fair value for accounting purposes of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations and employee attrition. During the years ended December 31, 2000 and 2001, we recorded $8.4 million and $2.4 million, respectively, in reductions of deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $21.5 million and $7.7 million during the years ended December 31, 2000 and 2001, respectively.

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

Write-Off of Purchased Software.    During the years ended December 31, 2000 and 2001, we recorded charges of $3.9 million and $1.5 million, respectively, to write off purchased software licenses that we were no longer utilizing.

Write-Off of Acquired In-Process Research and Development.    During the year ended December 31, 2000, we recorded charges of $1.9 million and $15.0 million to write off acquired in-process research and development in connection with the Pharos acquisition and the EquipMD acquisition, respectively. There were no such write-offs during the year ended December 31, 2001.

Abandoned Acquisition Costs.    Abandoned acquisition costs in 2000 consisted primarily of legal, accounting, investment banking and other costs incurred as a result of the termination of the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Eclipsys Corporation and the Agreement and Plan of Merger, dated March 30, 2000, between Neoforma and Healthvision, Inc. Abandoned acquisition costs were $2.7 million for the year ended December 31, 2000. There were no such costs during the year ended December 31, 2001.

Restructuring.    Restructuring costs consist primarily of severance payments resulting from the streamlining and reorganizing of our operations and the divestitures of certain operations. Restructuring costs also include accrued rent relating to idle facilities.

During the first half of 2000, we recorded a restructuring charge of $2.1 million. This charge was the result of a reorganization and streamlining of operations undertaken to focus on two key global markets, IDNs and hospitals, and physician practices. The entire restructuring charge was related to the reduction in workforce of 80 individuals. All 80 employees were terminated under this plan during 2000, of which 35 were in selling and marketing, 4 were in general administration, 16 were in product development, 20 were in operations and 5 were in service delivery. In December 2000, we recorded a restructuring charge of $691,000 in connection with our decision to divest our Auction and USL operations. Of the $691,000, $160,000 related to severance of 24 employees and the remainder related to idle facilities and related costs.

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

Impairment of Intangibles.    Impairment of intangibles represents the reduction of the carrying value of our investment in Pharos to our current estimate of its fair market value as of December 31, 2001. During fiscal 2001, we were unsuccessful in our efforts to identify a buyer for the technology we acquired as part of our acquisition of Pharos. In addition, in the fourth quarter of 2001, we terminated our use of the technology acquired. Based on these factors, we concluded that the carrying value of the intangible assets was not recoverable as of December 31, 2001. As a result, we recorded an impairment charge of $11.9 million during the fourth quarter of 2001 to write off these intangible assets.

Impairment of Assets Held for Divestiture.    Impairment of assets held for divestiture consists of impairment charges that are the direct result of pending divestitures of certain of our operations and relate to any charges required to adjust the carrying value of the assets to be divested to the net realizable value.

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

During the fourth quarter of 2001, to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the acute care business, we obtained board approval to begin exploring strategic alternatives for the divestiture of our NeoMD operations. These operations consisted primarily of the assets of EquipMD. As a result, we recorded a charge of $81.1 million to write down these assets to the estimated net realizable disposal value.

Write-Down of Non-Marketable Investments.    Pointshare notified us in September 2001 that it was in the process of selling its remaining assets and winding down its operations. Pointshare was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001.

During the fourth quarter of 2001, we wrote off our $5.4 million investment in CarePortal. Due to uncertainties regarding the financial position of CarePortal, the resulting decline in the value of this investment and our belief that the decline in value was other than temporary in nature, we concluded that our investment in CarePortal had no future realizable value as of December 31, 2001.

Net (Gain)/Loss on Divested Businesses.    Net (gain)/loss on divested businesses consists of the net gain realized as a result of the divestitures of the USL, FDI and Auction operations during the year ended December 31, 2001. The gain or loss on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of USL resulted in a gain of $307,000, the divestiture of FDI resulted in a loss of $1.1 million and the divestiture of the Auction operations resulted in a gain of $872,000. The resulting net gain on divested businesses during the year ended December 31, 2001 was $55,000.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income decreased from $4.7 million for the year ended December 31, 2000 to $769,000 for the year ended December 31, 2001. The decrease in interest income was due to the decrease in our average net cash and cash equivalents balance as a result of our utilization of cash to fund our operations in fiscal 2000 and 2001. Interest expense decreased from $1.4 million for the year ended December 31, 2000 to $685,000 for the year ended December 31, 2001. The decrease in interest expense was due primarily to the fact that we capitalized interest of $1.1 million in 2001 related to purchased software being configured for use in our solutions which was not yet placed in service. Total interest incurred in 2001 before capitalized interest was $1.8 million. Other income increased from $29,000 for the year ended December 31, 2000 to $271,000 for the year ended December 31, 2001. This increase in other income was primarily the result of the forgiveness of $500,000 of debt under our note payable to the original owner of the GAR business in 2001.

Income Taxes.    Due to losses since inception, we have not recorded any income tax provision for 2000 or 2001.

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

In April 2001, we entered into a $25.0 million revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002 and December 2002, we are able to borrow funds until December 31, 2004, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25.0 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of December 31, 2002, we had outstanding borrowings of $14.0 million under the line of credit and $11.0 million remaining available under the terms of the agreement.

In May 1999, Comdisco provided us with a $2.0 million subordinated loan to provide working capital. We agreed to pay Comdisco principal and interest at a rate of 12.5% per annum in 36 equal monthly installments, commencing in July 1999. This loan is secured by all of our assets. This note was paid off in full during 2002.

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. As of December 31, 2002, we had outstanding borrowings of $352,000 under this facility.

In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the GAR operations. In accordance with the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001 and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of December 31, 2002, the outstanding balance on the note was $1.2 million.

As part of the acquisition of EquipMD, we assumed a note payable in the amount of $1.8 million, which is related to EquipMD’s purchase of Central Point Services LLC. The note bore interest at a rate of 7.5% per year and was payable in eight quarterly installments, after which the unpaid principal balance and accrued interest became due and payable in January 2002. This note was paid off in full during 2002.

In July 2000, as compensation for the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, our Outsourcing Agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At December 31, 2002, the remaining balance on the note was $2.5 million. We intend to pay the remaining balance in the first half of 2003.

In July 2000, as part of the acquisition of certain assets of NCL, we issued a promissory note to each of the four principals of NCL in the amount of $62,500 each. These notes were payable in 24 equal monthly installments, with the first payment due on August 15, 2000. As of December 31, 2002, all amounts due against this commitment had been paid.

As of December 31, 2002, we had outstanding bank, other borrowings and notes payable of $18.2 million, and we had $23.3 million of cash and cash equivalents and $1.0 million of restricted cash.

Future maturities of principal on the loans and notes payable as of December 31, 2002 are as follows (in thousands):

2003	$4,000
2004	14,108
2005	18
2006	22
2007	4

$18,152

In connection with our operating lease on our corporate headquarters in San Jose, California, we established a letter of credit in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allow for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we have reduced the letter of credit to $1.0 million at December 31, 2002. The letter of credit is secured by balances in our investment accounts and is classified as restricted cash in our consolidated balance sheets.

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to purchase $4.3 million of consulting services from their professional services organizations over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of December 31, 2002, we had utilized $1.6 million of these professional services.

In December 2000, we entered into a three-year software license agreement and a series of related agreements regarding maintenance, consulting and services with i2 Technologies under which we agreed to collaborate with i2 Technologies on product development, marketing, sales and service activities. In connection with the license agreement, we paid i2 Technologies a substantial upfront fee to license certain software for use in our solutions. Pursuant to these agreements, we agreed to share specified revenue with i2 Technologies related to specified services and applications commencing December 2000, and on other marketplace related revenue commencing in fiscal 2002 or upon implementation of their marketplace platform, whichever is later. Additionally, we are entitled to receive a revenue share from i2 Technologies under the agreements for specified products and services sold in the healthcare vertical market.

In October 2000, we entered into a sublease agreement whereby we were subleasing to a corporation approximately 27% of the space in the building which serves as our headquarters. In 2000 and 2001, we received $324,000 and $1.1 million, respectively, in sublease payments from the corporation. In late 2001, this corporation notified us that due to financial difficulties, it would be unable to comply with the terms of its sublease commitment in 2002 and 2003. As a result, we entered into a settlement agreement with the corporation on January 2, 2002 whereby we retained the security deposits and other amounts securing the sublease obligation, received payment of an additional $325,000 from the corporation as a settlement and retained effectively all of the furniture and leasehold improvements present in the subleased space. In addition, the corporation agreed to vacate the facility and release any claim on it as of that date. The funds received from the corporation have been booked as a deposit and will be amortized over the term of the terminated sublease agreement as a reduction in our rent expense each period.

We have future minimum obligations related to non-cancelable operating leases as follows (in thousands):

2003	$3,206
2004	3,216
2005	3,254
2006	3,242
2007	832

Total minimum obligations	13,750
Less: future sublease rental income	(1,544)

Total net minimum obligations	$12,206

As discussed in Note 3 to the Notes to Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain costs associated with equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement as an offset against related party revenue from VHA, UHC and Novation. This treatment results in the offset of non-cash amortization of partnership costs against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities on the Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

Net cash used in operating activities was $48.5 million, $70.2 million and $68.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in operating activities for the year ended December 31, 2002 primarily related to cash utilized to fund net losses, which were partially offset by an increase in accrued liabilities and accrued payroll and a decrease in restricted cash. Net cash used by operating activities for the year ended December 31, 2001 primarily related to cash utilized to fund net losses as well as a decrease in accounts payable, which were partially offset by increases in accrued liabilities and accrued payroll and deferred revenue and decreases in restricted cash and prepaid expenses and other current assets. Net cash used in operating activities for the year ended December 31, 2000 primarily related to cash utilized to fund net losses and increases in restricted cash, accounts receivable and prepaid expenses and other current assets, which were partially offset by increases in accounts payable and accrued liabilities and accrued payroll and a decrease in other assets.

Net cash used in investing activities was $5.1 million, $3.6 million and $27.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities for the year ended December 31, 2002 primarily related to the purchase of equipment to operate our solutions, net purchases of marketable investments and cash paid for the acquisitions of MedContrax, Med-ecorp and Revelocity. Net cash used in investing activities for the year ended December 31, 2001 primarily related to the purchase of equipment to operate our solutions, which was partially offset by net sales of marketable investments. Net cash used in investing activities for the year ended December 31, 2000 related to the purchase of equipment to operate our solutions, purchase of non-marketable investments and cash paid in connection with the acquisitions of Pharos, USL, EquipMD and NCL, which were partially offset by net sales of marketable investments.

Net cash provided by financing activities was $62.8 million, $65.3 million and $92.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by financing activities for the year ended December 31, 2002 primarily related to fees received from Novation under the minimum fee level provisions of the Outsourcing Agreement and collections of notes receivable from stockholders, partially offset by repayments of notes payable. Net cash provided by financing activities for the year ended December 31, 2001 primarily related to related to fees received from Novation under the minimum fee level provisions of the Outsourcing Agreement, net proceeds from common stock issuances and draws on our line of credit, which were partially offset by repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2000 primarily related to the proceeds from our initial public offering of our common stock in January 2000, partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of cash and cash equivalents, combined with those funds we expect to generate in 2003 and funds available to us through our line of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Hospitals and suppliers might not accept our business model of providing Web-based supply chain management solutions for the healthcare industry and, as a result, we may not succeed in increasing our revenue and controlling our expenses to the extent necessary to continue to be cash flow positive during 2003 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we might need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We also might need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

In November 2001, the EITF reached a consensus on EITF No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9. On July 26, 2000, we issued equity consideration to VHA and UHC in connection with the Outsourcing Agreement. As a result of the application of EITF No. 01-9, we have reclassified amortization associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The following table summarizes the impact the application of EITF No. 01-9 had on our Consolidated Statements of Operations:

	Year Ended December 31,
	2000	2001	2002
Revenue:
Related party marketplace revenue	$81	$24,567	$68,799
Related party implementation revenue	—	254	670
Offset of amortization of partnership costs	(81)	(24,821)	(69,469)

Total related party revenue, as reported	$—	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$29,523	$75,651	$78,830
Offset to related party revenue	(81)	(24,821)	(69,469)

Total amortization of partnership costs reported as an operating expense	$29,442	$50,830	$9,361

As a result of the adoption of EITF No. 01-9, the amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees paid by Novation under the terms of the Outsourcing Agreement as if they are payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows. As reclassifications, these changes have no impact on our loss from operations, net loss, net loss per share or total cash flow. See Note 3—Application of EITF No. 01-9—to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and certain other acquired intangible assets with indefinite lives are no longer subject to amortization but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. The adoption of this pronouncement in 2002 did not have a significant impact on our financial position, results of operations or cash flows.

A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Reported net loss	$(215,694)	$(272,363)	$(82,210)
Add: Goodwill amortization	23,463	26,434	—

Adjusted net loss	$(192,231)	$(245,929)	$(82,210)

Basic and diluted adjusted net loss per share, as reported	$(25.58)	$(17.32)	$(4.90)

Basic and diluted adjusted net loss per share, pro forma	$(22.80)	$(15.64)	$(4.90)

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of

FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the recognition and measurement provisions of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for us in the first quarter of fiscal 2003. We are evaluating the alternative methods of voluntary transition to the fair value method under SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which a variable interest is acquired before February 1, 2003. The provisions of FIN 46 require immediate disclosure of certain information if it is reasonably possible that consolidation or disclosure of variable interest entities will be required when FIN 46 becomes effective. We do not expect the adoption of FIN 46 to have a significant impact on our financial position, results of operations and cash flows as we do not currently participate in variable interest arrangements.

NEOFORMA, INC.

QUARTERLY CONSOLIDATED FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Marketplace revenue:
Related party*	$—	$—	$—	$—	$—	$—	$—	$—
Other	270	256	307	297	329	160	248	485

Total Marketplace revenue	270	256	307	297	329	160	248	485
Trading Partner Services revenue:
Trading Partner Services*	528	536	196	363	283	421	1,180	1,155
Sales of used equipment	—	237	13	—	—	—	—	—

Total Trading Partner Services revenue	528	773	209	363	283	421	1,180	1,155

Total revenue	798	1,029	516	660	612	581	1,428	1,640
Operating Expenses:
Cost of equipment sold	—	216	—	—	—	—	—	—
Cost of services	4,127	3,491	3,370	2,492	2,189	1,974	2,312	2,038
Operations	4,040	4,354	3,599	3,682	3,389	3,457	6,459	7,132
Product development	5,128	4,434	3,888	3,462	3,733	4,006	4,381	5,109
Selling and marketing	10,205	7,323	5,704	5,414	3,368	2,928	3,095	3,402
General and administrative	4,492	4,478	3,614	3,480	3,634	4,066	3,583	3,435
Amortization of intangibles	7,945	7,435	7,397	7,321	—	—	32	58
Amortization of partnership costs*	16,684	15,064	11,489	7,593	5,250	2,396	1,290	425
Write-off of purchased software	32	283	1,019	179	—	244	6	208
Write-off of acquired in-process research and development	—	—	—	—	—	—	110	—
Restructuring	—	600	—	350	(68)	—	—	—
Impairment of intangibles	—	—	—	11,906	—	—	—	—
Impairment of assets held for divestiture	—	—	—	81,086	—	—	—	—
Write-down of non-marketable investments	—	—	3,000	5,400	(184)	—	—	635
Write-down of note receivable	—	—	—	—	—	—	1,053	—
Net (gain)/loss on divested businesses	—	817	(872)	—	59	—	—	—

Loss from operations	(51,855)	(47,466)	(41,692)	(131,705)	(20,758)	(18,490)	(20,893)	(20,802)
Other Income (Expense)	72	142	471	(330)	(233)	(79)	(225)	(730)

Net loss	$(51,783)	$(47,324)	$(41,221)	$(132,035)	$(20,991)	$(18,569)	$(21,118)	$(21,532)

Net loss per share:
Basic and diluted	$(3.44)	$(3.00)	$(2.58)	$(8.21)	$(1.29)	$(1.12)	$(1.24)	$(1.25)

Weighted average shares—basic and diluted	15,054	15,788	15,960	16,083	16,326	16,559	16,985	17,291

*	See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If our customers do not accept our business model of providing solutions to improve efficiencies in the healthcare supply chain, demand for our solutions may not develop as we expect and the price of our common stock may decline

We have focused our efforts on developing solutions that address the inefficiencies in the healthcare supply chain. This business model is new and unproven and depends upon participants in this market adopting a new way of doing business and exchanging information. If participants in the healthcare supply chain do not accept our business model, demand for our solutions may not develop as we expect and the price of our common stock could decline. Some participants could be reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement and sale processes. Some participants may prefer to use traditional methods of doing business, such as using paper catalogs and exchanging information in person or by phone.

Our solutions and revenue model are untested and their acceptance is not assured

Our solutions are either of recent introduction or are currently under development and their acceptance by our existing and potential customers is therefore untested and uncertain. Our current business plan includes seeking a large portion of our revenue from participating suppliers. Obtaining the acceptance from such suppliers to pay our fees has proven difficult. If suppliers do not accept our solutions or our fee model, it would have a serious negative impact on our business.

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $82.2 million for the twelve months ended December 31, 2002. In addition, as of December 31, 2002, we had an accumulated deficit of $626.3 million. We have not achieved profitability, and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

Our main source of business is derived from the solutions we provide through Marketplace@Novation, and we rely on our relationship with our supply chain partners to drive participation in Marketplace@Novation. As a result our business may be seriously harmed if these relationships are materially altered or terminated

We expect to rely significantly on our relationship with Novation and, to a lesser extent, our other strategic allies, to bring hospitals and suppliers to Marketplace@Novation. Under our Revised Amended Outsourcing Agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Accordingly, we rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to hospitals will be substantially decreased and our business will suffer. Novation currently requires suppliers to participate in Marketplace@Novation as a requirement to sell contracted products to hospitals served by Novation. If Novation ceases to require Marketplace@Novation participation as a contract requirement, our ability to recruit suppliers to Marketplace@Novation may be seriously harmed. We rely significantly on VHA and UHC to recruit and retain hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

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

Our ability to earn fees in future periods from Marketplace@Novation depends on Novation’s performance

We generate the substantial majority of our fees from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation is dependent on several factors and the fees are subject to limitation by quarterly maximums, which are based on Novation’s financial performance. If Novation’s performance declines, our ability to earn fees from Novation in connection with Marketplace@Novation will also decline.

Our operating results are difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our revenue and operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	the fees we collect from suppliers;

•	the number and timing of new hospitals and suppliers that sign up to use our solutions and our ability to implement and train them;

•	changes in the fees we charge users of our solutions;

•	the timing of and expenses incurred in enhancing our solutions;

•	the fees we collect from Novation, which are subject to quarterly maximums that have been achieved in certain prior periods;

•	the amount of related party revenue we offset by amortization of partnership costs; and

•	the timing and size of any future acquisitions;

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of December 31, 2002, we had $23.3 million of cash and cash equivalents and $1.0 million of restricted cash and $18.2 million in outstanding borrowings and notes payable, including $14.0 million in principal outstanding under our credit agreement with VHA.

We may need to raise additional funds within the next twelve months, notwithstanding the fact that our VHA line of credit remains in place, if for example, we do not generate increased revenue or fees from our solutions, if we experience larger than anticipated operating losses or if we pursue additional acquisitions. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders and may cause our stock price to decline.

If an event of default were to occur under the VHA credit agreement, VHA could terminate the credit agreement and declare all amounts outstanding thereunder to be immediately due and payable. If this were to occur, we may need to obtain an alternate source of funding, such as another credit line or an equity or debt financing, to repay amounts due under the credit agreement or for operational needs.

We believe that it would be difficult to obtain additional financing on favorable terms, if at all. If we were unable to obtain alternate funding under these circumstances, our business would be seriously harmed and we could be forced to cease operations.

We recently acquired MedContrax, Med-ecorp and Revelocity, and we may make additional acquisitions, which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

We acquired substantially all of the assets of MedContrax and Med-ecorp in July 2002 and Revelocity in December 2002. We may decide that it would be in our best interests to make additional acquisitions to acquire new technologies, enhance or expand our solutions or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current customers if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business and could cause the price of our common stock to decline.

We must continue to enhance our capability to integrate our solutions with the technical systems of our hospital, supplier and GPO customers, otherwise these entities may not choose to utilize our solutions, which would harm our business

If we do not maintain and expand the functionality and reliability of our solutions, hospitals and suppliers may not use them. We must continue to develop the capability to integrate our solutions with our hospital and supplier customers’ business processes and information systems. We may incur significant expenses in developing these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate some of our solutions with suppliers’ and hospitals’ enterprise software systems will require the continued cooperation of and collaboration with the companies that develop and market these systems. Suppliers and hospitals use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of hospitals and suppliers. Failure to provide these capabilities would limit the efficiencies that our solutions provide and may deter our hospital and supplier customers from using our solutions.

To realize the benefit of our agreement with Novation, we are required to integrate the systems of the hospitals purchasing through Novation’s program. If the costs required to integrate these systems are substantially higher than anticipated, we may not realize the full benefit of these agreements.

If we were delayed or unable to integrate the systems of these hospitals, our financial situation would be adversely affected. In addition, under our agreements with Novation and Medbuy, we must meet detailed functionality and service level requirements. To the extent we are unable to or are delayed in providing this functionality, we may be unable to attract hospitals and suppliers to use our solutions and our financial situation may be adversely affected. We incur significant costs in developing and supporting our solutions and in integrating with hospitals’ and suppliers’ information systems, and we may never generate sufficient revenue to offset these costs.

If our systems are unable to provide acceptable performance as the use of our solutions increases, we could lose customers, which could harm our business and results of operations

We have supported only a limited number and variety of transactions through our solutions compared to the number and variety we expect to process in the future. Our systems may not accommodate increased use while providing acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate increased use of our solutions by our customers, which will be expensive. If our systems do not continue to provide acceptable performance as use by our customers increases, our reputation may be damaged and we may lose customers.

We expect that a significant portion of the products and services used by hospitals that are sold through Marketplace@Novation will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant negative impact on our financial situation

We expect that a significant portion of the products to be sold through and fees to be generated from Marketplace@Novation will come from a limited number of key manufacturers and distributors or as a result of purchases made from these manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the fees we generate through Marketplace@Novation could be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their products, supplies and equipment to hospitals directly or through our competitors.

We face significant competition, and if we are unable to compete effectively, we may be unable to maintain or expand the number of our customers and we may lose market share or be required to reduce prices

The market for supply chain management solutions in healthcare is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management and materials management, we have a diverse set of competitors that compete with portions of our overall offering. In order to best serve our customers, we sometimes partner with our competitors in one segment of the market while competing with them in others. We believe that as our solution suite grows, we will continue to find areas of opportunity for both partnership and competition with other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, supplier and GPO customers is important to our success.

Our current and potential competitors include:

•	online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with whom we also have a partnership agreement;

•	GPOs or supply management companies that have, or have announced plans for, online marketplaces or exchanges targeted at the healthcare supply chain, such as Broadlane and MedAssets;

•	suppliers that have created their own Websites that offer order management functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson, McKessonHBOC, Oracle, PeopleSoft and SAP AG, with some of whom we also have partnership agreements;

•	data management services providers and consultants;

•	consulting firms that offer supply chain services;

•	market intelligence, contract management and contract administration services providers;

•	other software vendors that provide technology for inventory, materials, logistics and other supply chain related functions; and

•	the status quo, or the historical means of doing business for many hospitals and suppliers, primarily phone, fax and paper.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products or Internet companies or with each other;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive arrangements with hospitals that impede our sales; and

•	devote substantially more resources to Website and systems development and research and development.

Our current and potential competitors’ services may achieve greater market acceptance than ours. Our current and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and/or marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to hospitals and suppliers, potential employees and strategic allies. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our hospital and supplier base or retain our current hospitals and supplier customers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, operating margins and market share.

If we are not able to increase recognition of the Neoforma brand name, our ability to attract users to our solutions will be limited

We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to continue to invest in marketing programs and initiatives in order to build the value of our brand. However, we may not achieve our desired goal of increasing the positive awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of our customers or revenue.

If we are unable to safeguard the security and privacy of the confidential information of our customers, these customers may discontinue using our solutions

A significant barrier to the widespread adoption of e-commerce is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. We support encrypted communications protocols and encrypt certain information on our servers to protect user information during transactions, and we employ a security consulting firm that periodically tests our security measures. Despite these efforts, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches and under certain contracts with customers would be liable for contractual damages due to security breaches.

We expect to derive a portion of our future revenue from information services that require the aggregation and blinding of data from our hospital and supplier customers. To execute on our data services strategy, we must be able to secure the consent of our customers to various uses of their data. To secure such consent, we must be able to assure these customers that we will at all times protect the confidentiality of their data. If we are unable to provide such assurance, or if we fail to meet the levels of assurance provided, our ability to execute on our data services strategy may be seriously impaired.

If suppliers do not provide us with timely, accurate, complete and current information about their products and comply with government regulations, we may be exposed to liability or there may be a decrease in the adoption and use of our solutions

If suppliers do not provide us in a timely manner with accurate, complete and current information about the products they offer, promptly update this information when it changes and provide us with accurate and timely invoicing data, our databases will be less useful to hospitals. We cannot guarantee that the product information available from our solutions will always be accurate, complete and current, or that it will comply with governmental regulations. This could expose us to liability if this incorrect information harms users of our services or results in decreased adoption and use of our solutions. We also rely on suppliers using our solutions to comply with all applicable governmental regulations, including packaging, labeling, hazardous materials, health and environmental regulations and licensing and record keeping requirements. Any failure of our suppliers to comply with applicable regulations could expose us to civil or criminal liability or could damage our reputation.

If our contract counterparties do not supply us with the necessary data to populate our solutions, our solutions will lose value to our customers

We have agreements with suppliers, distributors and other partners to populate our solutions with data, and if those suppliers, distributors or other counterparties terminated their agreements with us, we may not be able to provide the same quality or usefulness of solutions that we currently do. If we could not provide this quality or usefulness, our customers may not value our solutions, and we would likely lose those customers.

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.6 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which were subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. As of December 31, 2002, VHA and UHC owned 47.5% and 11.8%, respectively, of our outstanding shares of common stock assuming they earned all the remaining shares of restricted stock. These relationships may deter other potential customers, particularly those that compete directly with UHC, VHA or Novation, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

We have had to restate some of our financial results, and this may subject us to litigation

Because we restated our financial results for the first and second fiscal quarter of 2002, as well as fiscal 2000 and 2001, we could be subjected to litigation. Any claims, with or without merit, could be time-consuming and costly to defend.

We may be subject to litigation for defects in products sold by suppliers using our solutions, and this type of litigation may be costly and time consuming to defend

Because certain of our solutions facilitate the sale of products by suppliers, we may become subject to legal proceedings regarding defects in these products, even though we generally do not take title to these products. Any claims, with or without merit, could be time-consuming and costly to defend.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997 to 258 as of December 31, 2002, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

If suppliers that use our solutions do not provide timely and professional delivery of products and services to their hospital customers, hospitals may not continue using our solutions

Through certain of our solutions, suppliers are responsible for delivering their products and services sold to hospitals. Currently, the significant majority of these products and services are sold through Marketplace@Novation. If these suppliers fail to make delivery in a professional, safe and timely manner, then our solutions will not meet the expectations of hospitals, and our reputation and brand will be damaged. In addition, deliveries that are non-conforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our solutions.

We may expense the stock options that we grant to employees

We may expense the stock options that we grant to employees. It is difficult to estimate the impact that expensing stock options will have on our statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of our common stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of expense to be recorded.

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events, and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our solutions. Currently, our infrastructure and systems are located at one site in Sunnyvale, California, which is an area susceptible to earthquakes. We also have a fail-over system for transaction processing located in Atlanta, Georgia.

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

If we lose access to third-party software incorporated in our solutions, we may not be able to use our solutions

We currently rely on software that we have licensed from a number of software vendors. We will continue to rely on commercial software vendors where appropriate to speed the delivery of our solutions, while reducing the costs of custom code development and maintenance. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third party technologies to enhance our solutions to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to offer our solutions until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our solutions or to adapt licensed technology to support our specific needs, which could similarly harm development and market acceptance of our solutions.

Our failure to comply with applicable federal and state regulation of healthcare information could disrupt our operations, increase our operating costs and subject us to liability

We are subject to federal and state laws regulating the receipt, storage and distribution of healthcare information, which could have a material adverse effect on our ability to operate our business. Laws governing the receipt, storage and distribution of health information exist at both the federal and state level. The Health Insurance Portability and Accountability Act, or HIPAA, of 1996 and the implementing regulations from the Department of Health and Human Services, or HHS, mandate the use of standard transactions and identifiers, prescribed security measures and other provisions by April 2003. Certain regulations of the Food and Drug Administration, or FDA, and the Hospital Conditions of Participation for the Medicare and Medicaid programs require protection of and security for health information and appropriate patient access to such information. Some of the transactions using our solutions may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject to these laws governing the receipt, storage and distribution of health information.

It may be expensive to implement security or other measures designed to comply with the HIPAA, FDA and Medicare confidentiality and security requirements or with any new legislation or regulations. Moreover, these and future laws may restrict or prevent us from delivering health information electronically. If we fail to comply with these regulatory requirements, we could face a variety of civil fines and liabilities, associated costs of defense, increased costs of security, and costs of compliance with confidentiality requirements. We may also be required to significantly curtail our use of data received, stored or distributed by our solutions. In addition, because we represent that our solutions meet these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations.

Our failure to comply with applicable federal and state healthcare fraud and abuse laws could subject us and our GPO partners and customers to civil and criminal liability and disrupt our operations

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including but not limited to our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our solutions. The GPO industry has been the subject of a series of critical articles published by The New York Times, and a subcommittee of the United States Senate Judiciary Committee held a hearing on April 30, 2002 regarding possible abuses by the GPO industry. The New York Times articles and the Senate hearings focused on whether the contracting strategies and processes used by GPOs unfairly disadvantage smaller suppliers and whether the fees paid by suppliers and the financial interests of the GPOs and their executives in suppliers create conflicts of interest. The Senate Judiciary Committee has formed a panel of industry experts and developed guidelines for GPOs. We do not know what effect these articles and Senate Judiciary Committee actions will have on our business, but because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and consequently our stock price. Because anything detrimental to the core business of our GPO and supply chain partners could adversely impact our business, negative substantive findings by any of these or future investigations could potentially adversely affect our business. In particular, violations of these fraud and abuse laws are punishable by civil and criminal fines and penalties, which could result in restrictions on our operations, increased costs of compliance with remedies and require us to restructure our financial arrangements with our GPO and supply chain partners.

If there are changes in the political, economic or regulatory healthcare environment that affect the purchasing practice or operation of hospitals, or our supply chain partners, our business and our stock price could be adversely affected

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Regulation of the healthcare organizations with which we do business could impact the way in which we are able to do business with these organizations. In addition, factors such as changes in the laws described above regarding the regulation of healthcare information and the laws and policies governing reimbursement for healthcare expenses affect the purchasing practices and operation of hospitals and GPOs. Changes in regulations affecting the healthcare industry, such as any increased regulation by HHS, the Justice Department or the FDA of healthcare information or the purchase and sale of products used by hospitals and GPOs could require us to make unplanned enhancements of our solutions or result in delays or cancellations of orders or reduce demand for our solutions. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants, including GPOs and companies such as us, operate.

Securities class action lawsuits in which we have been named, relating to investment banking practices in connection with our initial public offering, may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our IPO by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and Fleet Boston Robertson Stephens, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. Although we believe that the claims made against us in these suits are without merit, they could be time-consuming, costly to defend and require us to pay significant damages.

Regulation of the Internet is unsettled, and future regulations could inhibit the growth of e-commerce and limit the market for our solutions

A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, such as user privacy, taxation of goods and services provided over the Internet and the pricing, content and quality of services. Legislation could dampen the growth in Internet usage and decrease or limit its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our solutions. In addition, existing laws could be applied to the Internet, including consumer privacy laws. Legislation or application of existing laws could expose companies involved in e-commerce to increased liability, which could limit the growth of e-commerce.

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

•	variations in our quarterly operating results;

•	announcements of new accounting pronouncements or legal rules or regulations;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant strategic relationships or customers;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts;

•	changes in the number of research analysts that follow our company; and

•	market conditions in our industry and the economy as a whole, especially in light of the initiation by the United States of armed conflict with Iraq.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Because our investments mature within one year, a hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by approximately $20,000.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2003	2004	2005	2006	2007
Cash equivalents and short-term investments:
Fixed rate short-term investments	$13,488	—	—	—	—
Average interest rate	1.50%	—	—	—	—

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page 72.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We filed a Current Report on Form 8-K on June 5, 2002 to report that we had dismissed Arthur Andersen LLP as our independent auditors and engaged Deloitte & Touche LLP as our new independent auditors.

PART III

ITEM 10.	Directors and Executive Officers of Registrant

The information required hereunder regarding our directors and executive officers is incorporated by reference from the sections entitled “Proposal No. 1—Election of Directors” and “Executive Compensation and Other Information” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 29, 2003.

The information required hereunder regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) (Beneficial Ownership Reporting) Compliance” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 29, 2003.

ITEM 11.	Executive Compensation

The information required hereunder is incorporated by reference from the section entitled “Executive Compensation and Other Information” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 29, 2003.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 29, 2003.

The information required hereunder regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plans” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 29, 2003.

ITEM 13.	Certain Relationships and Related Transactions

The information required hereunder is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 29, 2003.

ITEM 14.	Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

(a)(3)    Index to Exhibits

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
2.01	Securities Purchase Agreement, dated July 16, 1999, by and among the Registrant, Neoforma, GAR, Inc., General Asset Recovery, LLC, Erik Tivin and Fred Tivin. Certain schedules have been omitted and will be provided to the Commission upon request.	S-1	333-89077	October 15, 1999	2.01
2.02	Agreement for Purchase of Assets, dated November 18, 1999, by and among the Registrant, FDI Information Resources, Inc. and FDI Information, LLC. Certain schedules have been omitted and will be provided to the Commission upon request.	S-1	333-89077	December 2, 1999	2.02
2.03	Agreement and Plan of Merger, dated as of December 23, 1999, by and among the Registrant, Pharos Technologies, Inc. and Minimee, Inc.	S-1	333-89077	January 12, 2000	2.03
2.04	Agreement and Plan of Merger, dated March 24, 2000, between the Registrant and EquipMD, Inc. and Augustacorp, Inc.	8-K		April 3, 2000	2.1

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
2.05	Agreement and Plan of Merger, dated March 30, 2000, among the Registrant, NeoIII Acquisition Corp. and Eclipsys Corporation (including Voting Agreement Exhibits).	8-K		April 4, 2000	2.1
2.06	Agreement and Plan of Merger, dated March 30, 2000, between the Registrant and HEALTHvision, Inc. (including Exhibits A and B).	8-K		April 4, 2000	2.2
2.07	Purchase Agreement by and among the Registrant, Neoforma GAR, Inc., Med XS Solutions, Inc. and Med-XS Asset Services, Inc., dated July 30, 2001 (Certain schedules have been omitted and will be provided to the Commission upon request).	8-K		September 20, 2001	2.1
2.08	First Amendment to Purchase Agreement by and among the Registrant, Neoforma GAR, Inc., Med XS Solutions, Inc. and Med-XS Asset Services, Inc., dated September 5, 2001.	8-K		September 20, 2001	2.2
2.09	Purchase Agreement, effective as of March 31, 2002, by and among the Registrant, EquipMD, Inc. and MedAccess, Inc.	10-Q		May 10, 2002	2.1
3.01	Form of Fourth Amended and Restated Certificate of Incorporation.	DEF14A		June 29, 2000	Annex D
3.02	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A		July 14, 2001	Appendices B and D-3
3.03	Restated Bylaws of the Registrant, as adopted on November 12, 1999.	S-1	333-89077	December 12, 1999	3.03
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1	333-89077	December 12, 1999	4.01
4.02	Amended and Restated Registration Rights Agreement, dated June 30, 2000.	10-K	X	April 17, 2001	4.02
4.03	Amendment No. 1 to Registration Rights Agreement, dated January 25, 2001.	10-K	X	April 17, 2001	4.03
10.01*	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-89077	October 15, 1999	10.01
10.02*	Neoforma, Inc. 1997 Stock Plan.	S-1	333-89077	October 15, 1999	10.02
10.03*	Neoforma.com, Inc. 1999 Equity Incentive Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.03

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
10.04*	Neoforma.com, Inc. 1999 Employee Stock Purchase Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.04
10.05*	Employment Agreement, dated July 1, 1999, between Robert J. Zollars and the Registrant.	S-1	333-89077	December 22, 1999	10.09
10.06	Promissory Note for $7,800,000, dated August 1999, payable to Erik Tivin.	S-1	333-89077	October 15, 1999	10.15
10.07	Loan and Security Agreement, dated July 7, 1999, between Comdisco, Inc. and the Registrant.	S-1	333-89077	October 15, 1999	10.19
10.08	Hardware Secured Promissory Note for $1,032,001.98, dated September 3, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.20
10.09	Softcost Secured Promissory Note for $240,363.61, dated January 3, 1999, payable to Comdisco, Inc.	S-1	333-89077	October 15, 1999	10.21
10.10*	Offer letter, dated July 28, 1999, with Daniel A. Eckert.	S-1	333-89077	December 2, 1999	10.27
10.11	Industrial Building Lease, dated as of November 15, 1999, by and between the Registrant and Centerpoint Properties Trust.	S-1	333-89077	December 23, 1999	10.28
10.12	Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		April 4, 2000	99.1
10.13	Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and University HealthSystem Consortium (including Exhibit A).	8-K		April 4, 2000	99.2
10.14	Termination Agreement, dated as of May 24, 2000, among the Registrant, NeoIII Acquisition Corp., Eclipsys Corporation, HEALTHvision, Inc., Novation, LLC, VHA Inc., University HealthSystem Consortium and Healthcare Purchasing Partners International, LLC.	8-K		May 31, 2000	99.1
10.15	Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		May 31, 2000	99.2
10.16	Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and University HealthSystem Consortium (including Exhibits A and B).	8-K		May 31, 2000	99.3

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
10.17	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of October 18, 2000, between the Registrant and VHA Inc.	8-K		October 19, 2000	99.1
10.18	Sublease Agreement, dated March 7, 2000, between the Registrant and Seagate Technology, Inc.	10-Q		May 15, 2000	10.1
10.19*	Second Amendment to Employment Agreement between Robert J. Zollars and the Registrant.	10-K		April 17, 2001	10.29
10.20*	Offer letter for Andrew L. Guggenhime, dated January 14, 2000.	10-K		April 17, 2001	10.30
10.21*	Offer letter for Steven J. Wigginton, dated December 2, 1999.	10-K		April 17, 2001	10.32
10.22+	Public Marketplace License Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.34
10.23+	Application Service Provider Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.35
10.24+	Services Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.36
10.25	Common Stock Purchase Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.37
10.26	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and VHA Inc.	10-Q		May 15, 2001	10.1
10.27	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and University Healthsystem Consortium.	10-Q		May 15, 2001	10.2
10.28	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of January 25, 2001, by and between the Registrant and University Healthsystem Consortium.	10-Q		May 15, 2001	10.3
10.29+	Asset Purchase Agreement, dated March 31, 2001, by and between Medical Distribution Solutions, Inc., Neoforma.com, Inc. and Neoforma Lifeline, Inc.	10-Q		August 13, 2001	10.17

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
10.30	Promissory Note from Med-XS Asset Services, Inc. payable to the Registrant.	8-K		September 20, 2001	2.3
10.31	Security Agreement made by Med-XS Asset Services, Inc. and Med XS Solutions, Inc. in favor of the Registrant.	8-K		September 20, 2001	2.4
10.32+	Three Way Assignment Agreement by and among the Registrant, Med-XS Asset Services, Inc. and Novation LLC.	8-K		September 20, 2001	2.5
10.33+	Integrated Solution Agreement, dated August 28, 2001, by and between Global Healthcare Exchange, LLC and Neoforma, Inc.	10-Q		November 14, 2001	10.1
10.34+	Credit Agreement by and between the Registrant and VHA Inc. effective as of April 16, 2001.	10-K		March 28, 2002	10.41
10.35	First Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated February 13, 2002.	10-K		March 28, 2002	10.42
10.36++	Third Amended and Restated Outsourcing and Operating Agreement, dated as of September 30, 2002, by and among the Registrant, Novation, LLC, VHA Inc., University HealthSystem Consortium and Healthcare Purchasing Partners International, LLC.	10-Q		December 13, 2002	10.1
10.37	Second Amendment to Credit Agreement by and between the Registrant and VHA Inc., dated December 19, 2002.	X			10.1
21.1	Subsidiaries.	X
23.1	Consent of Deloitte & Touche LLP.	X			23.1
24.1	Power of Attorney.	X
99.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer dated March 28, 2003.	X			99.1

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.
++	Indicates that confidential treatment has been requested for portions of this agreement.
*	Indicates a management contract or compensatory plan or arrangement.
**	This certification accompanies Neoforma’s annual report on Form 10-K. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Neoforma under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

(d)	Financial Statement Schedules

The Registrant hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Robert J. Zollars and Andrew L. Guggenhime as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. ZOLLARS Robert J. Zollars	Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ ROBERT J. BAKER Robert J. Baker	Director	March 28, 2003

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 28, 2003

/s/ RICHARD D. HELPPIE Richard D. Helppie	Director	March 28, 2003

/s/ JEFFREY HILLEBRAND Jeffrey Hillebrand	Director	March 28, 2003

/s/ ANDREW J. FILIPOWSKI Andrew J. Filipowski	Director	March 28, 2003

/s/ MICHAEL MURRAY Michael Murray	Director	March 28, 2003

/s/ C. THOMAS SMITH C. Thomas Smith	Director	March 28, 2003

Certifications

I, Robert J. Zollars, Chief Executive Officer of Neoforma, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Neoforma, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ROBERT J. ZOLLARS
Robert J. Zollars Chief Executive Officer

Certifications

I, Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Neoforma, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

NEOFORMA, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Neoforma, Inc.:

We have audited the accompanying consolidated balance sheets of Neoforma, Inc. (the “Company”) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Neoforma, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 13, 2003

NEOFORMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$14,096	$23,277
Restricted cash, current portion	500	—
Short-term investments	—	1,305
Accounts receivable, net of allowance for doubtful accounts of $206 and $259 in 2001 and 2002, respectively	1,377	1,828
Related party accounts receivable	—	800
Prepaid expenses and other current assets	3,739	3,357
Deferred debt costs	175	—

Total current assets	19,887	30,567

Property and equipment, net	26,955	16,821
Intangibles, net of amortization	311	2,610
Goodwill	—	1,414
Capitalized partnership costs, net of amortization	234,352	166,451
Non-marketable investments	745	83
Restricted cash, less current portion	1,000	1,020
Other assets	3,051	1,844

Total assets	$286,301	$220,810

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$5,164	$4,000
Accounts payable	4,022	3,803
Accrued payroll	4,708	7,776
Other accrued liabilities	3,889	4,288
Deferred revenue	1,897	3,027

Total current liabilities	19,680	22,894
Deferred rent	499	623
Deferred revenue, less current portion	2,111	1,689
Other liabilities	263	105
Accrued interest on related party notes payable	639	2,516
Notes payable, less current portion:
Due to related party	19,000	14,000
Other	1,635	152

Total notes payable, less current portion	20,635	14,152

Commitments (Note 6)

Stockholders’ equity:
Common stock $0.001 par value:
Authorized—300,000 shares at December 31, 2002
Issued and outstanding: 16,589 and 17,691 shares at December 31, 2001 and 2002, respectively	17	18
Warrants	80	80
Additional paid-in capital	803,239	814,162
Notes receivable from stockholders	(6,407)	(6,460)
Deferred compensation	(10,344)	(2,649)
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(544,110)	(626,320)

Total stockholders’ equity	242,474	178,831

Total liabilities and stockholders’ equity	$286,301	$220,810

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2000	2001	2002
Revenue:
Marketplace revenue:
Related party (see Note 3)	$—	$—	$—
Other	1,257	1,130	1,222

Total Marketplace revenue	1,257	1,130	1,222
Trading Partner Services revenue:
Trading Partner Services (see Note 3)	4,479	1,623	3,039
Sales of used equipment	4,629	250	—

Total Trading Partner Services revenue	9,108	1,873	3,039

Total revenue	10,365	3,003	4,261
Operating expenses:
Cost of equipment sold	3,544	216	—
Cost of services	7,722	13,480	8,513
Operations	14,035	15,675	20,437
Product development	24,785	16,912	17,229
Selling and marketing	51,530	28,646	12,793
General and administrative	22,877	16,064	14,718
Amortization of intangible assets	26,557	30,098	90
Amortization of partnership costs (see Note 3)	29,442	50,830	9,361
Costs of strategic partnership	9,345	—	—
Write-off of purchased software	3,858	1,513	458
Write-off of acquired in-process research and development	16,900	—	110
Abandoned acquisition costs	2,742	—	—
Restructuring	2,791	950	(68)
Impairment of intangibles	—	11,906	—
Impairment of assets held for divestiture	13,305	81,086	—
Write-down of non-marketable investments	—	8,400	451
Write-down of note receivable	—	—	1,053
Net (gain)/loss on divested businesses	—	(55)	59

Total operating expenses	229,433	275,721	85,204

Loss from operations	(219,068)	(272,718)	(80,943)
Other income (expense):
Interest income	4,707	769	516
Interest expense	(1,362)	(685)	(1,723)
Other income (expense)	29	271	(60)

Net loss	$(215,694)	$(272,363)	$(82,210)

Net loss per share:
Basic and diluted	$(25.58)	$(17.32)	$(4.90)

Weighted average shares—basic and diluted	8,432	15,721	16,790

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Preferred Stock				Common Stock		Warrants	Additional Paid-In Capital	Notes Receivable from Stock- holders	Deferred Compen- sation	Accum- ulated Other Compre- hensive Income/ (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity (Deficit)	Compre- hensive Income (Loss)
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2000	900	$1	286	$—	1,441	$2	$3,621	$76,239	$(8,245)	$(47,388)	$(40)	$(56,053)	$(31,863)	$(51,060)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	245	—	—	—	245
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	—	—	(246)	—	—	—	(246)
Common stock issued as a result of options exercised at $1.00 to $70.00 per share	—	—	—	—	14	—	—	112	—	—	—	—	112
Common stock repurchased at $1.00 to $70.00 per share	—	—	—	—	(190)	—	—	(2,181)	1,907	—	—	—	(274)
Valuation of options issued to consultants	—	—	—	—	—	—	—	212	—	—	—	—	212
Valuation of warrants issued to consultants	—	—	—	—	—	—	67	—	—	—	—	—	67
Conversion of preferred stock to common stock	(900)	(1)	(286)	—	3,999	4	—	88,769	—	—	—	—	88,772
Issuance of common stock for initial public offering, net of issuance costs of $9.3 million	—	—	—	—	805	1	—	95,336	—	—	—	—	95,337
Common stock issued in connection with exercise of warrant, net of shares repurchased	—	—	—	—	70	—	(3,563)	3,563	—	—	—	—	—
Common stock issued and notes receivable from stockholders assumed in connection with the acquisition of Pharos Technologies, Inc. (Pharos)	—	—	—	—	198	—	—	22,000	(518)	—	—	—	21,482
Common stock issued in connection with the acquisition of U.S. Lifeline, Inc. (USL)	—	—	—	—	6	—	—	2,769	—	—	—	—	2,769
Common stock issued in connection with the acquisition of EquipMD, Inc. (EquipMD)	—	—	—	—	437	—	—	133,615	—	—	—	—	133,615
Common stock issued in connection with the acquisition of certain assets of National Content Liquidators, Inc.	—	—	—	—	30	—	—	2,162	—	—	—	—	2,162
Common stock issued to VHA Inc. (VHA) and University Health System Consortium (UHC) in connection with the Outsourcing Agreement	—	—	—	—	5,755	6	—	291,325	—	—	—	—	291,331
Valuation of warrants earned by VHA and UHC	—	—	—	—	—	—	41,925	—	—	—	—	—	41,925
Common stock issued to UHC in connection with exercise of warrant	—	—	—	—	188	—	(9,072)	9,072	—	—	—	—	—
Conversion of VHA warrants to restricted common stock	—	—	—	—	905	1	(24,688)	24,687	—	—	—	—	—
Deferred compensation on options issued to employees	—	—	—	—	—	—	—	4,656	—	(4,656)	—	—	—
Deferred compensation on options to purchase common stock assumed as part of the acquisition of EquipMD	—	—	—	—	—	—	—	23,053	—	(23,053)	—	—	—
Reduction in amortization of deferred compensation as a result of employee attrition	—	—	—	—	—	—	—	(3,733)	—	—	—	—	(3,733)
Reduction in deferred compensation as a result of employee attrition	—	—	—	—	—	—	—	(8,374)	—	8,374	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	34,189	—	—	34,189
Change in deferred compensation as a result of option accounted for under variable accounting	—	—	—	—	—	—	—	(1,400)	—	1,400	—	—	—
Common stock issued under the employee stock purchase plan	—	—	—	—	18	—	—	641	—	—	—	—	641
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	37	—	37	$37
Net loss	—	—	—	—	—	—	—	—	—	—	—	(215,694)	(215,694)	(215,694)

BALANCE, December 31, 2000	—	$—	—	$—	13,676	$14	$8,290	$762,523	$(6,857)	$(31,134)	$(3)	$(271,747)	$461,086	$(215,657)

NEOFORMA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except per share amounts)

	Preferred Stock				Common Stock		Warrants	Additional Paid-In Capital	Notes Receivable from Stock- holders	Deferred Compen- sation	Accum- ulated Other Compre- hensive Income/ (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000	—	$—	—	$—	13,676	$14	$8,290	$762,523	$(6,857)	$(31,134)	$(3)	$(271,747)	$461,086	$(215,657)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	156	—	—	—	156
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	—	—	(95)	—	—	—	(95)
Common stock issued as a result of options exercised at $1.00 to $11.88 per share	—	—	—	—	33	—	—	235	—	—	—	—	235
Common stock repurchased at $1.00 to $70.00 per share	—	—	—	—	(65)	—	—	(316)	215	—	—	—	(101)
Common stock issued for cash as part of an equity financing at $16.90 per share, net of issuance costs of $1,062	—	—	—	—	1,805	2	—	29,436	—	—	—	—	29,438
Common stock issued in connection with exercise of warrant, net of shares repurchased	—	—	—	—	4	—	(47)	47	—	—	—	—	—
Restricted common stock issued to employees in lieu of cash bonuses	—	—	—	—	37	—	—	873	—	—	—	—	873
Valuation of restricted stock earned by VHA and UHC	—	—	—	—	482	1	—	6,272	—	—	—	—	6,273
Write-off of uncollectible note receivable from stockholder	—	—	—	—	—	—	—	—	174	—	—	—	174
Conversion of UHC warrants to restricted common stock	—	—	—	—	377	—	(8,163)	8,163	—	—	—	—	—
Restricted common stock awards issued to employees	—	—	—	—	186	—	—	3,602	—	(3,602)	—	—	—
Reversal of amortization of deferred compensation as a result of employee terminations	—	—	—	—	—	—	—	(887)	—	—	—	—	(887)
Reduction in deferred compensation as a result of employee terminations	—	—	—	—	—	—	—	(7,233)	—	7,233	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	17,159	—	—	17,159
Common stock issued under the employee stock purchase plan	—	—	—	—	54	—	—	524	—	—	—	—	524
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	2	—	2	$2
Net loss	—	—	—	—	—	—	—	—	—	—	—	(272,363)	(272,363)	(272,363)

BALANCE, December 31, 2001	—	$—	—	$—	16,589	$17	$80	$803,239	$(6,407)	$(10,344)	$(1)	$(544,110)	$242,474	$(272,361)

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except per share amounts)

	Preferred Stock				Common Stock		Warrants	Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compen- sation	Unrealized Gain/ (Loss) on Investments	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive (Loss)
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2001	—	$—	—	$—	16,589	$17	$80	$803,239	$(6,407)	$(10,344)	$(1)	$(544,110)	$242,474	$(272,361)

Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	18	—	—	—	18
Common stock issued as a result of options exercised at $5.00 to $19.90 per share	—	—	—	—	24	—	—	201	—	—	—	—	201
Common stock repurchased at $1.00 to $15.90 per share	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued as severance to employees	—	—	—	—	1	—	—	18	—	—	—	—	18
Interest income from stockholder notes receivable	—	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Valuation of restricted stock earned by VHA and UHC	—	—	—	—	854	1	—	10,928	—	—	—	—	10,929
Issuance of restricted common stock to employees and officers	—	—	—	—	36	—	—	524	—	(249)	—	—	275
Reduction in amortization of deferred compensation as a result of employee terminations	—	—	—	—	—	—	—	(802)	—	—	—	—	(802)
Reduction in deferred compensation as a result of employee terminations	—	—	—	—	—	—	—	(1,377)	—	1,377	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	6,567	—	—	6,567
Common stock issued under employee stock purchase plan	—	—	—	—	126	—	—	813	—	—	—	—	813
Common stock issued in the acquisition of Revelocity Corporation	—	—	—	—	61	—	—	618	—	—	—	—	618
Unrealized gain/(loss) on available for sale securities	—	—	—	—	—	—	—	—	—	—	1	—	1	$1
Net loss	—	—	—	—	—	—	—	—	—	—	—	(82,210)	(82,210)	(82,210)

BALANCE, December 31, 2002	—	$—	—	$—	17,691	$18	$80	$814,162	$(6,460)	$(2,649)	$—	$(626,320)	$178,831	$(82,209)

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(215,694)	$(272,363)	$(82,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees and officers	—	873	293
Write-down of note receivable	—	174	1,053
Amortization resulting from issuance of Series E preferred stock in connection with prepaid consulting services	1,293	—	—
Valuation of common stock options issued in connection with consulting services	212	—	—
Valuation of warrants to purchase common stock in exchange for consulting services	67	—	—
Forgiveness of note payable in connection with acquisition	—	(500)	—
Provision for doubtful accounts	524	898	53
Accrued interest on stockholder notes receivable	(246)	(95)	(71)
Depreciation and amortization of property and equipment	8,162	8,577	12,254
Amortization of intangibles	26,557	30,098	90
Costs of strategic partnership financed through note payable	6,000	—	—
Amortization of partnership costs (Note 3)	29,442	50,830	9,361
Amortization of deferred compensation, net of reversals	30,456	16,272	5,765
Amortization of deferred debt costs	420	420	175
Write-off of purchased software	3,858	1,513	458
Write-off of acquired in-process research and development	16,900	—	110
Write-down of intangible assets related to anticipated divestitures	13,305	81,086	—
Impairment of intangibles	—	11,906	—
Write-down of non-marketable investments	—	8,400	451
Net (gain)/loss on divested businesses	—	(55)	59
Accrued interest payable on related party notes payable	—	639	1,877
Change in assets and liabilities, net of acquisitions:
Restricted cash	(2,000)	500	480
Accounts receivable	(2,443)	(34)	(494)
Prepaid expenses and other current assets	(2,877)	661	(120)
Other assets	1,063	(392)	155
Accounts payable	14,233	(17,908)	(454)
Accrued liabilities and accrued payroll	2,266	4,324	2,186
Deferred revenue	64	3,770	(121)
Deferred rent	279	220	124

Net cash used in operating activities	(68,159)	(70,186)	(48,526)

Cash flows from investing activities:
Purchases of marketable investments	(6,621)	(2,681)	(1,559)
Proceeds from the sale or maturities of marketable investments	25,206	7,825	254
Cash paid for the acquisition of Pharos, net of cash acquired	(500)	—	—
Cash paid for the acquisition of USL, net of cash acquired	(3,107)	—	—
Cash paid for the acquisition of EquipMD, net of cash acquired	(3,868)	—	—
Cash paid for the acquisition of certain assets of NCL, net of cash acquired	(553)	—	—
Purchase of non-marketable investments	(5,900)	—	—
Cash surrendered with divested businesses, net of cash proceeds received	—	(166)	—
Proceeds from repayment of notes receivable relating to divestitures	—	150	95
Cash paid in connection with the acquisition of MedContrax and Med-ecorp	—	—	(1,494)
Cash paid in connection with the acquisition of Revelocity	—	—	(110)
Proceeds received from liquidation of non-marketable investment	—	—	211
Purchases of property and equipment	(31,796)	(8,699)	(2,465)

Net cash used in investing activities	(27,139)	(3,571)	(5,068)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (Note 3)	81	24,821	69,469
Proceeds from draws under line of credit	—	19,000	—
Repayments of notes payable	(3,608)	(8,750)	(7,726)
Collections of notes receivable from stockholders	245	155	18
Cash received related to options exercised	112	236	201
Proceeds from the issuance of common stock under the employee stock purchase plan	641	524	813
Common stock repurchased, net of notes receivable issued to common stockholders	(272)	(101)	—
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	95,337	29,438	—

Net cash provided by financing activities	92,536	65,323	62,775

Net increase (decrease) in cash and cash equivalents	(2,762)	(8,434)	9,181
Cash and cash equivalents, beginning of year	25,292	22,530	14,096

Cash and cash equivalents, end of year	$22,530	$14,096	$23,277

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$869	$658	$222

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year ended December 31,
	2000	2001	2002
Supplemental schedule of noncash investing and financing activities:
Issuance of warrants and restricted stock to related parties	$41,925	$6,273	$10,929

Reduction of deferred compensation resulting from employee terminations	$8,374	$7,233	$802

Deferred compensation related to acquisition of EquipMD	$23,053	$—	$—

Reduction of deferred compensation related to an option grant under variable plan accounting	$1,400	$—	$—

Conversion of preferred stock to common stock	$88,772	$—	$—

Issuance of common stock in connection with acquisition of Pharos	$22,000	$—	$—

Issuance of common stock in connection with the acquisition of USL	$2,769	$—	$—

Issuance of common stock in connection with the acquisition of EquipMD	$133,615	$—	$—

Issuance of common stock in connection with partnership agreements	$291,331	$—	$—

Issuance of common stock in connection with the acquisition of certain assets of NCL	$2,162	$—	$—

Note payable issued in connection with establishing strategic partnership	$6,000	$—	$—

Non-marketable investment received in divestiture	$745	$—	$—

Notes receivable from common stockholders cancelled in repurchase of common shares	$1,907	$215	$—

Cancellation of note payable as part of divestiture	$—	$500	$—

Issuance of restricted stock to employees and officers	$—	$3,602	$249

Purchases of equipment through line of credit	$—	$—	$81

Issuance of common stock in connection with the acquisition of Revelocity	$—	$—	$618

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS:

Neoforma, Inc. (the Company) provides supply chain management solutions for the healthcare industry. The Company utilizes a combination of technology, information and services to help the participants in the healthcare supply chain, principally hospitals, suppliers and group purchasing organizations, to reduce operational inefficiencies and lower costs.

Since inception, the Company has incurred significant losses, and, as of December 31, 2002, had an accumulated deficit of $626.3 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Neoforma GAR, Inc. (GAR), Pharos Technologies, Inc. (Pharos), U.S. Lifeline, Inc. (USL), EquipMD, Inc. (EquipMD), Neomedacq, Inc., operating as MedContrax, Med-ecom and HPIS, and Neolocity Corporation, operating as Revelocity, for the periods such subsidiaries were wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts receivable and notes receivable, litigation reserves, valuation of intangible assets and valuation allowance and realization of deferred income taxes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the historical consolidated financial statements to conform to the 2002 presentation.

Revenue Recognition

The Company derives its revenue from the solutions provided to its customers. Marketplace revenue consists primarily of transaction-based fees and subscription based fees related to Marketplace@Novation, and reflects revenue related to Neoforma Order Management Solution (Neoforma OMS) and Neoforma Contract Management Solution (Neoforma CMS). Trading partner services revenue currently consists of software license

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees, Market Intelligence Services fees, Contract Management and Administration Services fees, subscription fees, implementation fees and fees from other value added services, and reflects primarily revenue related to Neoforma Data Management Solution (Neoforma DMS), Neoforma Materials Management Solution (Neoforma MMS), Market Intelligence Services and Contract Management and Administration Services.

Marketplace Revenue

Transaction Fees.    Transaction fee revenue represents the negotiated percentage of the purchase price, or marketplace volume, of products in transactions between signed participants in Marketplace@Novation that are either (i) purchased by hospitals utilizing NeoConnect or (ii) purchased through means other than NeoConnect, but for which the transaction data is obtained and processed through Marketplace@Novation for the benefit of the Company’s customers. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier, regardless of whether the transaction occurs through the marketplace, or whether the Company obtains the transaction data, processes it and makes it available to the customers on the marketplace. The Company recognizes transaction fees on a net basis, as it does not believe that it acts as a principal in connection with orders to be shipped or delivered by a supplier to a buyer because, among other things, the Company does not:

•	establish the prices of products paid by buyers;

•	take title to products to be shipped from the supplier to the buyer, nor does it take title to or assume the risk of loss of products prior to or during shipment;

•	bear the credit and collections risk of the buyer to the supplier; or

•	bear the risk that the product will be returned.

Subscription Fees.    Subscription fee revenue is generated from suppliers that participate in Marketplace@Novation that pay a monthly, quarterly or annual subscription fee that is not based on marketplace volume. For these suppliers, the Company recognizes their subscription fees ratably over the period of the subscription agreement, as that is the period over which the services are performed. The Company also generates subscription fees through other agreements with suppliers that participate in Marketplace@Novation that pay a periodic subscription fee calculated as a percentage of their periodic product sales under Novation contracts. The Company recognizes these fees in the period that the contracted products are sold.

Trading Partner Services Revenue

Software License Fees.    The Company applies the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. In fiscal 2002, all of the software license revenue related to a single, three-year technology license agreement between Global Healthcare Exchange, LLC (GHX) and the Company under which GHX licensed portions of the Company’s NeoConnect platform. The revenue received under this agreement is being recognized ratably over the three-year term of the related operating agreement.

Market Intelligence Services and Contract Management and Administration Services Fees.    The Company’s Market Intelligence Services and Contract Management and Administration Services agreements provide for the delivery of specified reports or other data to its customers. The Company recognizes the fees related to these agreements upon delivery of the reports or, for time-based access to reports or data, over the period of access.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Implementation and Services Fees.    The Company recognizes fees for implementation and services fees where they relate to the implementation or use of its solutions, ratably over the term of the underlying agreement. Revenue generated by implementation and services the Company performs in connection with the implementation of other solutions, applications or deliverables is recognized upon completion of the services.

EITF No. 01-9

As a result of the application of Emerging Issues Task Force Abstract (EITF) No. 01-9, the Company offsets the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in a reduction of the related party revenue reported. As a result, the Company’s reported related party marketplace revenue does not reflect the level of fees received from related parties for those marketplace services. See Note 3 for further discussion of the impact of EITF No. 01-9 on the Company’s reported revenue.

Major Customers

The following customers accounted for 10% or more of total revenue for the years ended December 31:

	2000	2001	2002
Customer A	*	*	13%
Customer B	*	17%	27%
* Customer accounted for less than 10%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills, commercial paper and marketable securities with original maturities of three months or less and are stated at fair market value.

Restricted Cash

In connection with an operating lease entered into in fiscal 2000 relating to the Company’s corporate headquarters in San Jose, California, the Company established a letter of credit in the amount of $2.0 million payable to the landlord, securing the Company’s obligation under the lease. The letter of credit is secured by balances in the Company’s investment accounts and is classified as restricted cash in the accompanying consolidated balance sheets. During the year ended December 31, 2002, the balance of the letter of credit was reduced to $1.0 million as allowed under the terms of the lease.

Investments

The Company accounts for debt and equity investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.” All of the Company’s short-term investments are classified as available-for-sale and stated at fair market value.

As of December 31, 2002 and 2001, the Company has no investments in marketable equity securities. Investments in debt instruments with maturities greater than ninety days and less than one year are classified as short-term investments. The Company has no investments with maturities greater than one year.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Realized gains and losses are netted and included in interest income in the accompanying consolidated statements of operations. At December 31, 2002, the Company’s available-for-sale securities are all due within one year.

Cash equivalents, restricted cash and short-term investments are all due within one year and were as follows by major security type:

	December 31, 2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,295	$4,294	$(1)
Corporate debt securities	3,276	3,276	—

	$7,571	$7,570	$(1)

	December 31, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$7,250	$7,250	$—
Corporate debt securities	6,238	6,238	—

	$13,488	$13,488	$—

Investments with original maturities of less than 90 days classified as cash equivalents and restricted cash amounted to $7.6 million and $11.2 million at December 31, 2001 and 2002, respectively.

Accounts Receivable

Accounts receivable consists of amounts due from customers. Accounts receivable is recorded net of allowance for doubtful accounts. At December 31, 2002, the Company had $800,000 recorded in accounts receivable from Novation, LLC (Novation), a related party.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. Internal costs incurred to develop software for use in operations which were potentially eligible for capitalization were not material and accordingly, were expensed as incurred and are included in product development costs in the accompanying consolidated statements of operations. Repairs and maintenance costs are expensed as incurred. Capitalized interest is included in property and equipment under the provisions of SFAS No. 34, “Capitalization of Interest Cost.” Total interest incurred, before amounts capitalized, in the years ended December 31, 2001 and 2002, was $1.8 million and $2.4 million, respectively, of which approximately $1.1 million and $674,000 at December 31, 2001 and 2002, respectively, was capitalized. The Company will amortize these amounts over the same period as the related assets are being depreciated.

As of December 31, 2001 and 2002, property and equipment consisted of the following (in thousands):

	2001	2002
Computer and equipment	$14,925	$15,445
Software	21,666	20,395
Furniture and fixtures	2,133	2,272
Leasehold improvements	2,448	2,476

	41,172	40,588
Accumulated depreciation and amortization	(14,217)	(23,767)

Property and equipment, net	$26,955	$16,821

Intangibles

Intangibles consist of acquired database, developed technology and customer lists. Intangibles are amortized on a straight-line basis over a period of 3 to 5 years.

Intangibles include the following as of:

	Weighted Average Amortization Period	December 31, 2001			December 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	5	$19,000	$(18,689)	$311	$—	$—	$—
Database	3	—	—	—	360	(50)	310
Developed technology	5	—	—	—	2,340	(40)	2,300

Total intangibles		$19,000	$(18,689)	$311	$2,700	$(90)	$2,610

Future amortization expense of intangibles as of December 31, 2002 is as follows (in thousands):

2003	$588
2004	588
2005	538
2006	468
2007	428

$2,610

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2000, the Company had formally adopted a plan to divest its GAR and USL subsidiaries, as none of these subsidiaries were aligned with the core business of the Company going forward. Additionally, as of December 31, 2001, the Company formally adopted a plan to divest EquipMD as part of its ongoing focus on the Company’s core business. As a result of the planned divestitures, the Company reassessed the value of each subsidiary based primarily on the expected sales price of the respective businesses. The resulting write-downs of $13.3 million related to the Auction operations in 2000 and $81.1 million related to EquipMD in 2001, were the direct result of the planned divestitures (see Note 9 for further discussion).

As of December 31, 2001, the Company performed an assessment of the carrying value of the Pharos intangible assets. As the Company was unsuccessful in its negotiations to sell the technology and other intangible assets acquired and the Company terminated its internal use of the acquired technology, the Company concluded that the carrying value of the intangibles was impaired and therefore, not recoverable as of December 31, 2001. As a result, an impairment charge of $11.9 million was recorded during the fourth quarter of 2001.

Goodwill

As of December 31, 2002, goodwill represents the excess of the purchase price over the fair value of net assets in the acquisitions of MedContrax, Med-ecorp and Revelocity. Goodwill is not amortized, but will be assessed at least annually for impairment. The Company performs its annual impairment test in the fourth quarter of each year.

Capitalized Partnership Costs

Capitalized partnership costs consists of common stock and restricted common stock issued and capitalized in connection with an outsourcing and operating agreement and is shown net of accumulated amortization (see Note 17 for discussion of both the outsourcing and operating agreement and the related stock that has been issued and capitalized).

Non-Marketable Investments

During 1999 and 2000, the Company made investments in CarePortal.com, LLC (CarePortal) totaling $5.4 million. Due to uncertainties regarding the financial position of CarePortal, the resulting decline in the value of this investment and the Company’s belief that the decline in value was not temporary in nature, the Company concluded that the investment in CarePortal had no future realizable value as of December 31, 2001. As such, during the fourth quarter of 2001, the Company wrote off its investment in CarePortal.

In March 2000, the Company purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc. (Pointshare), a privately held corporation, in exchange for $3.0 million. Pointshare was a company that provided on-line business-to-business administrative services to healthcare communities.

In September 2001, the Company received notice from Pointshare that it was in the process of selling its remaining assets and winding down its operations. Based on the Company’s subsequent discussions with Pointshare’s management, the Company felt that it was highly unlikely that it would recover any material portion of its initial investment. As such, the Company wrote off its $3.0 million investment in Pointshare during the third quarter of 2001. During fiscal 2002, the Company received a distribution from the bankruptcy trustee for Pointshare amounting to $211,000, which was reflected as a credit to write-down of non-marketable investments in the accompanying consolidated statements of operations.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, the Company received 1,490,637 shares of Series A Preferred Stock in Attainia, Inc. (Attainia) as part of the consideration paid by Attainia for their purchase of certain portions of the Company’s Plan operations. These shares were valued at $0.50 per share and resulted in a total investment in non-marketable securities of approximately $745,000 being recorded. In December 2002, the Company received notice from Attainia that it had completed a round of financing at an offering price less than the cost per share of the Company’s investment in Attainia. As such, the Company recorded a charge of $662,000 to write-down the investment in Attainia.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has recorded impairment charges relating to the divestitures of the GAR, NCL, USL and EquipMD subsidiaries (see Note 9 for further discussion).

The Company identified certain software licenses that were no longer being utilized and recorded impairment charges of $3.9 million, $1.5 million and $458,000 in 2000, 2001, and 2002, respectively, to write off these assets.

Stock Based Compensation

At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the minimum fair value of each option grant and stock purchase right on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Year Ended December 31,
	2000	2001	2002
Risk-free interest rate range	5.3% – 6.8%	2.0% – 5.6%	1.1% – 5.5%
Expected lives (in years)—options	3.5	5.0	5.0
Expected lives (in years)—ESPP	0.5	0.5	0.5
Dividend yield	0%	0%	0%
Volatility	70%	80%	90%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2000	2001	2002
Net loss as reported	$(215,694)	$(272,363)	$(82,210)
Less: APB No. 25 expense	30,456	16,272	5,765
Add: SFAS No. 123 expense	(33,827)	(16,009)	(10,115)

Net loss, pro forma	$(219,065)	$(272,100)	$(86,560)

Net loss per share, as reported	$(25.58)	$(17.32)	$(4.90)

Net loss per share, pro forma	$(25.98)	$(17.31)	$(5.16)

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2000, 2001 and 2002, the Company recorded $37,000 of unrealized holding gains, $2,000 of unrealized holding gains and $1,000 of unrealized holding losses, respectively. The Company has integrated the presentation of comprehensive income (loss) with the accompanying consolidated statements of changes in stockholders’ equity.

Segment Information

As defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one reportable segment providing supply chain management solutions for the healthcare industry.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 4.8 million, 2.7 million and 2.1 million shares for the years ended December 31, 2000, 2001 and 2002, respectively.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Net loss	$(215,694)	$(272,363)	$(82,210)

Basic and diluted:
Weighted average shares of common stock outstanding	9,203	16,020	16,918
Less: Weighted average shares of common stock subject to repurchase	(771)	(299)	(128)

Weighted average shares used in computing basic and diluted net loss per share	8,432	15,721	16,790

Basic and diluted net loss per common share	$(25.58)	$(17.32)	$(4.90)

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In November 2001, the EITF reached a consensus on EITF No. 01-9, “Accounting for Consideration Given by Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was required to be adopted no later than the first quarter of 2002 and upon adoption, companies were required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9. On July 26, 2000, the Company issued equity consideration to VHA Inc. (VHA) and University HealthSystem Consortium (UHC) in connection with its outsourcing and operating agreement (Outsourcing Agreement) with Novation, VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) (see Note 17). As a result of the application of EITF No. 01-9, the Company has reclassified amortization associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in the classification of non-cash amortization of partnership costs as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any period. The adoption of EITF No. 01-9 resulted in a reduction of reported amortization of partnership costs and related party revenue by approximately $81,000, $24.8 million and $69.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. As reclassifications, these changes have no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow. See Note 3 for further discussion of the application of EITF No. 01-9.

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

A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Reported net loss	$(215,694)	$(272,363)	$(82,210)
Add: Goodwill amortization	23,463	26,434	—

Adjusted net loss	$(192,231)	$(245,929)	$(82,210)

Basic and diluted adjusted net loss per share, as reported	$(25.58)	$(17.32)	$(4.90)

Basic and diluted adjusted net loss per share, pro forma	$(22.80)	$(15.64)	$(4.90)

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The adoption of this pronouncement in 2002 did not have a significant impact on its financial position, results of operations or cash flows.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the recognition and measurement provisions of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for the Company in the first quarter of fiscal 2003. The Company is evaluating the alternative methods of voluntary transition to the fair value method under SFAS No. 148.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which a variable interest is acquired before February 1, 2003. The provisions of FIN 46 require immediate disclosure of certain information if it is reasonably possible that consolidation or disclosure of variable interest entities will be required when FIN 46 becomes effective. The Company does not expect the adoption of FIN 46 to have a significant impact on its financial position, results of operations and cash flows as the Company does not currently participate in variable interest arrangements.

3.    APPLICATION OF EITF NO. 01-9

In November 2001, the EITF reached a consensus on EITF No. 01-9. EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was adopted in the first quarter of 2002 and upon adoption, the Company retroactively reclassified such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9.

On July 26, 2000, the Company issued equity consideration to VHA and UHC in connection with the Company’s Outsourcing Agreement entered into with Novation, VHA, UHC and HPPI on May 24, 2000 (see Note 17). The Company is capitalizing this consideration when a measurement date has occurred, as defined under EITF No. 96-18. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which is being capitalized as earned, is being amortized over the term of the arrangements that result in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has reclassified amortization associated with this equity consideration, historically classified as operating expenses, to an offset against related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2000	2001	2002
Revenue:
Related party marketplace revenue	$81	$24,567	$68,799
Related party implementation revenue	—	254	670
Offset of amortization of partnership costs	(81)	(24,821)	(69,469)

Total related party revenue, as reported	$—	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$29,523	$75,651	$78,830
Offset to related party revenue	(81)	(24,821)	(69,469)

Total amortization of partnership costs reported as operating expenses	$29,442	$50,830	$9,361

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in the Company’s consolidated statements of cash flows.

As reclassifications, these changes have no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

4.    NOTES RECEIVABLE FROM STOCKHOLDERS

In July 1999, the Company made two loans to Robert J. Zollars, Chairman and Chief Executive Officer of the Company (CEO), in connection with his exercise of stock options granted to him under the terms of his employment agreement. The loans were made pursuant to two secured full recourse promissory notes in the principal amounts of $162,079 and $356,629, both with interest compounded quarterly on the unpaid balances at a rate of 5.70% per year. In January 2002, both promissory notes were amended to extend the repayment obligations by modifying the repayment terms of the promissory notes to be due upon the earlier of (i) July 2004, (ii) the third anniversary of the effective date of the initial public offering of Neoforma’s common stock, (iii) 90 days after the termination of employment with Neoforma or (iv) immediately upon any transfer of any of the shares relating to the exercised stock options. In January 2003, Mr. Zollars repaid these loans in full to the Company.

In September 1999, the Company made a loan to Daniel A. Eckert, President and Chief Operating Officer of the Company, in connection with his exercise of stock options granted to him under the terms of his employment agreement. The loan was made pursuant to two secured full recourse promissory notes in the principal amounts of $124,750 and $99,800, both with interest compounded quarterly on the unpaid balances at a rate of 5.85% per year. In January 2002, both promissory notes were amended to extend the repayment obligation by modifying the repayment terms of the promissory notes to be due upon the earlier of (i) five years from the stock option grant date, (ii) the third anniversary of the effective date of the initial public offering of Neoforma’s common stock,

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(iii) 90 days after the termination of employment with Neoforma or (iv) immediately upon any transfer of any of the shares relating to the exercised stock options. In January 2003, Mr. Eckert repaid these loans in full to the Company.

As of December 31, 2002, the Company had an additional $5.7 million of notes receivable from stockholders, consisting of one note from a former executive officer of the Company in the amount of $4.9 million, due no later than December 2003, and several other notes totaling approximately $800,000 due on varying dates through January 2005 from current and former employees of the Company.

5.    LOANS AND NOTES PAYABLE

In May 1999, the Company entered into a subordinated loan agreement (the loan agreement) with a lender under which the Company could borrow up to $2.0 million. The loan agreement bore interest at 12.5% and expired in July 2002. The loan agreement was secured by all of the assets of the Company at the time the loan was made. In addition, the Company issued a warrant to purchase 22,881 shares of Series D preferred stock at an exercise price of $11.80 per share. At December 31, 2001 and 2002, the balance under the loan agreement was $325,000 and $0, respectively. No additional borrowings are available under this facility.

In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. At December 31, 2001 and 2002, the outstanding balance under this facility was $1.0 million and $352,000, respectively. No additional borrowings are available under this facility.

In August 1999, in connection with the GAR acquisition, the Company issued a promissory note in the principal amount of $7.8 million payable monthly over five years that bears interest at a rate of 7% per annum. In July 2001, the Company modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the Auction operations. Under the revised terms of the note, $750,000 of the balance was paid in August 2001, and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per annum, over the subsequent 30 months. As of December 31, 2001 and 2002, the outstanding balance on the note was approximately $2.4 million and $1.2 million, respectively.

As part of the purchase of EquipMD, the Company assumed a note payable in the amount of $1.8 million, which was related to EquipMD’s purchase of Central Point Services, LLC. The note bore interest at 7.5% per annum and was payable in eight quarterly installments, after which the unpaid principal balance and accrued interest became due and payable through January 2002. At December 31, 2001 and 2002, outstanding balance on the note was $300,000 and $0, respectively.

In July 2000, the Company entered into an unsecured promissory note with its investment bankers in the amount of $6.0 million. The note was payable in four quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, the Company and its bankers amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. The remaining balance on the note was $2.5 million at December 31, 2001 and 2002.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2000, as part of the acquisition of certain assets of National Content Liquidators, Inc. (NCL), the Company issued a non-interest bearing promissory note to each of the four principals of NCL in the amount of $62,500 each. The notes were payable in 24 equal monthly installments, commencing on August 15, 2000. At December 31, 2001 and 2002, the balance on these four notes was $71,000 and $0, respectively. In addition, as part of the acquisition, the Company also agreed to pay $250,000 on July 14, 2002, two years from the closing date of the acquisition. This payment was distributed in equal amounts of $62,500 to each of the four principals of NCL. At December 31, 2001 and 2002, the balance on this commitment was $250,000 and $0, respectively.

In April 2001, the Company entered into a $25.0 million revolving credit agreement with VHA. Under the credit agreement, the Company is able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds that the Company borrows under this credit agreement bear interest and are secured by substantially all of the Company’s assets. In the event that the Company (i) sells any of its stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by assets the Company owned as of the date the Company entered into the credit agreement, then the maximum of $25.0 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds the Company receives from any of these transactions. Under the terms of the original credit agreement, borrowed funds bore interest at a fixed rate of 10% and all funds were due and payable on May 31, 2002. In February 2002, the Company and VHA executed an amendment to the credit agreement, which modified the credit agreement to extend both the availability and the maturity date of the revolving credit line through May 31, 2003. All other terms of the credit agreement remained unchanged. In December 2002, the Company and VHA executed an additional amendment to the credit agreement, which modified the credit agreement to extend both the availability and the maturity date of the revolving credit line through December 31, 2004 and modified the rate at which any funds borrowed bear interest. Under the terms of the amended agreement, borrowed funds bear interest at the prime rate plus 2.75%. As of December 31, 2001 and 2002, the Company had outstanding borrowings of $19.0 million and $14.0 million under the line of credit, respectively. At December 31, 2002, remaining available funds under this agreement were $11.0 million.

Future maturities of principal on the loans and notes payable as of December 31, 2002 are as follows (in thousands):

2003	$4,000
2004	14,108
2005	18
2006	22
2007	4

$18,152

6.    COMMITMENTS

The Company leases its various office facilities under operating leases. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $4.5 million, $2.5 million and $3.2 million, respectively.

In October 2000, the Company entered into a sublease agreement whereby the Company was subleasing to a corporation approximately 27% of the space in the building which serves as the Company’s headquarters. In 2000 and 2001, the Company received $324,000 and $1.1 million, respectively, in sublease payments from the corporation. In late 2001, this corporation notified the Company that due to financial difficulties, it would be

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unable to comply with the terms of its sublease commitment. As a result, the Company entered into a settlement agreement with the corporation on January 2, 2002 whereby the Company retained the security deposits and other amounts securing the sublease obligation, received payment of an additional $325,000 from the corporation as a settlement and retained effectively all of the furniture and leasehold improvements present in the subleased space. In addition, the corporation agreed to vacate the facility and release any claim on it as of the that date. The funds received from the corporation have been booked as a deposit and will be amortized over the term of the terminated sublease agreement as a reduction in the Company’s rent expense each period.

Future minimum obligations under non-cancelable operating leases are as follows (in thousands):

2003	$3,206
2004	3,216
2005	3,254
2006	3,242
2007	832

Total minimum obligations	13,750
Less: future sublease rental income	(1,544)

Total net minimum obligations	$12,206

In May 1999, the Company entered into an agreement with a non-profit health services research organization (the Organization), which allowed the Company to use content from the Organization’s database of information about medical products and manufacturers and obtain a license to use elements of its classification system. Additionally, the agreement provided for joint marketing activities and collaboration in the creation of a database of product and vendor information. This agreement also required the Company to make revenue sharing payments to the Organization during the three-year term of the agreement and for two years following expiration or termination of the agreement with respect to revenue derived from the Company’s Plan service. During the second and third years, the Company was required to pay a nonrefundable fee of $600,000 per year, in equal monthly installments, which were to be credited against any revenue sharing profits payable. In May 2001, as a result of the Company’s divestiture of the majority of the Plan services, combined with the Company narrowing its strategic focus on its marketplace business, the Company entered into a Settlement and Release Agreement with the Organization to terminate the agreement. The settlement agreement terminated the initial agreement with the Organization effective March 14, 2001, including all revenue sharing and fee requirements, in exchange for a commitment by the Company to pay $425,000 over the next 12 months in four installments of $125,000, $75,000, $25,000 and $200,000 payable on May 31, 2001, September 1, 2001, December 15, 2001 and February 15, 2002, respectively. As of December 31, 2002, the Company had no further obligations under the agreement.

As part of the July 1999 employment agreement between the CEO and the Company, the CEO received a $2.5 million moving assistance loan. The loan is being forgiven in equal installments through June 30, 2003. As of December 31, 2002, $1.4 million of the $2.5 million loan has been forgiven.

In October 1999, the Company entered into a three-year agreement with a consulting firm (the Consultant), which was a stockholder as a result of the Series E financing, in which the Consultant agreed to introduce the Company’s services to appropriate clients, based on their interests, and to incorporate the Company’s services into certain of its service offerings. The agreement also provided for joint marketing activities. In consideration, the Company agreed to make payments to the Consultant in an aggregate amount of up to approximately $2.0 million, as well as a percentage of specified Neoforma e-commerce transaction revenue and other payments.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also agreed to utilize the Consultant’s services on a preferred basis for systems integration, development, infrastructure, process improvement and consulting assistance, totaling at least $1.5 million of services from the Consultant, at a discount from the Consultant’s standard fees. For the year ended December 31, 2000, the Company recorded expenses amounting to $1.7 million related to services provided by the Consultant under this agreement. No expenses were incurred related to these services for fiscal 2001 and 2002, and the Company does not expect to incur any additional expenses under this agreement.

In May 2000, as part of the termination of the proposed mergers with Eclipsys Corporation (Eclipsys) and Healthvision, Inc. (Healthvision), the Company entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between the Company and Healthvision. Under the terms of the arrangement, the Company purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with the Company’s e-commerce platform technology. Additionally, the Company committed to purchase $4.3 million of consulting services for their professional services organizations over a four-year period. The Company is currently in dispute with Healthvision and Eclipsys over this arrangement regarding the Company’s obligation to utilize their services. As of December 31, 2002, the Company had utilized $1.6 million of these professional services.

7.    LITIGATION

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (IPO)) (the Underwriter Defendants), as well as the CEO and its former Chief Financial Officer, Frederick Ruegsegger (the Individual Defendants), were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased the common stock of the Company from January 24, 2000 to December 6, 2000.

These actions have since been consolidated and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the Underwriter Defendants solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the IPO, and that some investors in the IPO agreed with the Underwriter Defendants to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and the Individual Defendants are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in its IPO registration statement and prospectus that the Underwriter Defendants had entered into the arrangements described above. The amended complaint seeks unspecified damages.

Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the IPO Allocation Litigation). On October 9, 2002, the Individual Defendants were dismissed from the action without prejudice.

On July 1, 2002, the Underwriter Defendants moved to dismiss all of the IPO Allocation Litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company and the Individual Defendants, along with the other non-Underwriter Defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003 the court denied those motions on all issues relevant to the Company. Discovery in the litigation, which had been stayed pending a ruling on the motions to dismiss, has commenced, and the Company is continuing to defend against the action vigorously. Because of the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    ACQUISITIONS

Pharos

In January 2000, the Company acquired Pharos, a developer of content management software that facilitates the locating, organizing and updating of product information in an online marketplace. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of Pharos were included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $22.8 million consisted of approximately 200,000 shares of common stock valued at $22.0 million, forgiveness of a loan outstanding to Pharos of $500,000, estimated assumed liabilities of approximately $164,000 and estimated acquisition-related expenses of approximately $230,000. Of the shares issued to the previous owners of Pharos, approximately 70,000 were subject to repurchase rights which lapse over the vesting period of the original terms of the shares, which specify a vesting period of four years. As of December 31, 2002, there were approximately 1,000 of these shares subject to repurchase. In the initial allocation of the purchase price, $750,000, $1.9 million, $1.4 million, $250,000 and $18.6 million were allocated to tangible assets, acquired in-process research and development, developed technology, assembled workforce and goodwill, respectively. The acquired in-process research and development was expensed upon consummation of the acquisition. Prior to the impairment as discussed in Note 9, the developed technology was being amortized from the point that the technology was put to productive use over an estimated useful life of three years and the goodwill was being amortized over an estimated useful life of five years.

In connection with the acquisition of Pharos, the Company allocated $1.9 million of the purchase price to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The rates utilized to discount the net cash flows to their present value were based on the estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 35% to 40% were appropriate for the in-process research and development, and discount rates of 20% were appropriate for the existing products and technology. These discount rates were commensurate with Pharos’ stage of development and the uncertainties in the economic estimates described above.

USL

In March 2000, the Company acquired USL, a healthcare content company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of USL were included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $7.2 million consisted of approximately 6,000 shares of common stock valued at $2.8 million, $3.5 million in cash and estimated assumed liabilities of approximately $924,000. In the initial allocation of the purchase price, $799,000, $700,000 and $5.7 million were allocated to tangible assets, subscriber base and goodwill, respectively. Prior to the impairment as discussed in Note 9, the goodwill and the subscriber base were being amortized over useful lives of five and three years, respectively.

The USL business was subsequently divested by the Company in April 2001. See Note 9 for further discussion of the terms of the divestiture.

EquipMD

In April 2000, the Company acquired EquipMD, a business-to-business procurement company serving the physician market. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the date of the acquisition. The results of operations of EquipMD were included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $141.7 million consisted of approximately 440,000 shares of the Company’s common stock valued at approximately $126.4 million, 27,000 vested options valued at approximately $7.2 million and estimated assumed liabilities and acquisition costs of $8.1 million. In addition, the Company assumed approximately 81,000 unvested options. In the initial allocation of the purchase price, $1.5 million, $100,000, $15.0 million, $110.1 million and $15.0 million were allocated to tangible assets, assembled workforce, customer lists, goodwill and acquired in-process research and development, respectively. Prior to the impairment as discussed in Note 9, the intangible assets were being amortized over an estimated useful life of five years.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EquipMD business was subsequently divested by the Company in March 2002. See Note 9 for further discussion of the terms of the divestiture.

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

In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects were based on management’s estimates of cost of sales, operating expenses and income taxes from such projects.

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

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 40% was considered appropriate for the in-process research and development. This discount rate was commensurate with EquipMD’s stage of development and the uncertainties in the economic estimates described above.

If these projects were not successfully developed, the Company’s sales and ability to achieve profitability would have been adversely affected in future periods. Additionally, the value of other acquired intangible assets might have become impaired.

The estimates used by the Company in valuing in-process research and development relating to the Pharos and EquipMD acquisitions were based upon assumptions the Company believed to be reasonable, but which are

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inherently uncertain and unpredictable. The Company’s assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the Company’s financial condition and results of operations.

NCL

In July 2000, the Company acquired certain assets of NCL, an asset management company focused on healthcare facility liquidations and the resale of used medical products. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The results of operations of NCL were included in the Company’s consolidated statements of operations from the date of acquisition. The total purchase price of approximately $3.2 million consisted of approximately 30,000 shares of common stock valued at $2.2 million, $500,000 in cash and $500,000 in notes payable to the principals of NCL. In the initial allocation of the purchase price, the full $3.2 million was allocated to goodwill, as there were no material tangible assets acquired. Prior to the impairment as discussed in Note 9, the goodwill was being amortized over an estimated useful life of seven years.

The NCL business was subsequently divested by the Company in July 2001 as part of the divestiture of the Auction operations. See Note 9 for further discussion of the terms of the divestiture.

The pro forma results of operations of the Company, Pharos, USL, EquipMD and NCL for the twelve months ended December 31, 2000, assuming the acquisitions took place at the beginning of the year, is as follows (in thousands, except per share amounts):

Twelve Months Ended December 31, 2000
Revenue	$12,274

Net loss	$(227,240)

Basic and diluted net loss per share	$(26.42)

MedContrax and Med-ecorp

In July 2002, the Company, through its wholly-owned subsidiary Neomedacq, Inc., acquired through a single bankruptcy proceeding substantially all of the assets of data management companies MedContrax and Med-ecorp. The total purchase price was approximately $1.5 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $336,000, $360,000, $340,000, $348,000 and $110,000 were allocated to tangible assets, a proprietary database, developed technology, goodwill and acquired in-process research and development, respectively. The proprietary database and developed technology are being amortized over their estimated useful lives of three years and five years, respectively. Goodwill is not being amortized. The $110,000 allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows related to incomplete research and development projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the $110,000 was expensed as of the acquisition date. The results of operations of MedContrax and Med-ecorp are included in the Company’s consolidated statements of operations from the date of acquisition.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revelocity

In December 2002, the Company, through its wholly-owned subsidiary Neolocity Corporation, acquired substantially all of the assets of Revelocity, a developer of Web-based software products that provide rapidly deployable supply chain management capabilities for hospitals and healthcare suppliers that help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. Contingent upon the amount of revenue generated by the acquired business through December 31, 2003, the Company may issue between approximately 177,000 and 879,000 shares of its common stock in total related to the acquisition. These shares will be valued as earned. Accordingly, the amount of goodwill recognized in this acquisition will be adjusted as additional shares are earned. As of December 31, 2002, approximately 61,000 shares, valued at $618,000, have been issued. In addition to these shares and the shares of common stock that may be issued based upon revenue generated by the acquired business, the purchase price included forgiveness of a $500,000 note receivable from Revelocity and the assumption of liabilities of $235,000. The purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $34,000, $2.0 million and $1.1 million were allocated to tangible assets, developed technology and goodwill, respectively. The developed technology is being amortized over its estimated useful life of five years. Goodwill is not being amortized. The results of operations of Revelocity are included in the Company’s consolidated statements of operations from the date of acquisition.

9.    DIVESTITURES

In the fourth quarter of 2000, the Company’s management, working with its board of directors, finalized a plan to refocus the Company’s operations on the building and operating of Internet marketplaces for trading partners. As part of this process, the Company announced its intention to divest two operations that were not aligned with that strategy. The operations to be divested were Auction, which consisted primarily of GAR and the assets acquired from NCL, and the USL subsidiary. As of December 31, 2000, the Company’s management had received approval from the Board of Directors for its plan to divest the Company of these two operations.

As a result of this plan, the Company wrote down the assets of both operations to the estimated net realizable disposal value at December 31, 2000 by recording an impairment charge of $13.3 million. As of December 31, 2000, the operations to be divested had total tangible assets of $1.7 million, total liabilities of $843,000 and intangible assets of $16.1 million. In connection with these planned divestitures, the Company recorded $691,000 of restructuring charges in 2000 for anticipated divestiture related costs including severance and accrued rent relating to idle facilities. In 2001, the Company recorded an additional restructuring charge of $600,000 to reflect additional costs relating to severance and idle facilities resulting from the divestiture of its Auction operations. As of December 31, 2002, all severance and other exit costs had been paid and there were no remaining liabilities.

In April 2001, the Company completed the sale of substantially all of the assets of USL, the Company’s healthcare content subsidiary and part of its Plan operations, to Medical Distribution Solutions, Inc. (MDSI) for consideration totaling $1.25 million. Under the terms of the asset purchase agreement entered into by and between the Company and MDSI, the Company agreed to sell to MDSI substantially all of the assets and certain liabilities of the USL operations, resulting in net assets of approximately $750,000 in book value being transferred. The purchase price was comprised of $500,000 of cash delivered to the Company upon the closing and a $750,000 non-interest bearing promissory note payable to the Company in three annual installments commencing in April 2003. This note was recorded on the company’s books at the net present value of $533,000 as of the date of the divestiture, using an effective interest rate of 10%. In addition, the Company is entitled to receive a revenue share from MDSI on certain types of sales. The net result of the transaction to the Company

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was a gain on the divestiture of these assets of approximately $307,000. As of December 31, 2002, the full amount of the promissory note remained outstanding.

In April 2001, the Company entered into an agreement to sell to Attainia, Inc. (Attainia) substantially all of the remaining assets of the Company’s Plan operations, which consisted of those assets that the Company acquired as part of the acquisition of certain assets of FDI in November 1999. The Company agreed to sell to Attainia approximately $1.8 million of net assets and to provide free office space to Attainia in the Company’s corporate headquarters for up to six months, as well as to provide access to $227,000 of working capital to Attainia in the form of a short-term promissory note. This note bore interest at 8% and was payable in installments over the 15 months subsequent to the closing of the transaction. As of December 31, 2002, the full amount of the note had been repaid. In connection with the sale, Attainia issued to the Company 1,490,637 shares of its Series A Preferred Stock, which was valued at $0.50 per share, resulting in consideration of $745,000 being provided to the Company upon closing. This investment is recorded in the non-marketable investments section of the accompanying consolidated balance sheet as of December 31, 2002. In addition, the Company is entitled to receive a revenue share from Attainia on certain types of sales. The net result of the transaction to the Company was a loss on the divestiture of these assets of approximately $1.1 million.

In July 2001, the Company entered into an agreement to sell substantially all of the assets of the Company’s Auction operations, recorded at approximately $1.8 million, to Med-XS Solutions, Inc. in exchange for consideration in the amount of $2.5 million. Under the amended purchase agreement, the consideration provided to the Company by Med-XS consisted of $150,000 cash delivered to the Company at closing and a $2.4 million promissory note payable to the Company over two years from September 5, 2001, which was the date of closing. This note was recorded at the net present value of $2.1 million, using an effective interest rate of 10%. In addition, the Company is entitled to receive revenue and profit sharing from Med-XS on the operations acquired by Med-XS. The net result of the transaction to the Company was a gain on the divestiture of these assets of approximately $872,000. In January 2002, the Company filed suit against Med-XS Solutions, Inc. and Med-XS Asset Services, Inc. (together, Med-XS) for non-payment of amounts due under the note. As of that date, the Company had not received any payments from Med-XS beyond the $150,000 delivered at closing. On September 26, 2002, the Company entered into a confidential settlement agreement with Med-XS to settle the suit the Company had filed against Med-XS. The Company recorded a $1.1 million charge to write-down the promissory note to reflect the collectible value of the note based on the terms of the settlement agreement.

During the fourth quarter of 2001, to continue to maintain its focus on delivering core customer solutions and to increase the resource commitment to its more scalable, higher return acute care business, the Company obtained board approval to begin exploring strategic alternatives for the divestiture of the Company’s NeoMD operations. These operations consisted primarily of the assets of the Company’s wholly-owned subsidiary, EquipMD. As a result of this plan, the Company wrote down the assets of these operations to the estimated net realizable disposal value at December 31, 2001. The assets, which primarily consisted of goodwill and other intangible assets, were written down by approximately $81.1 million to the Company’s estimate of realizable disposal value. Additionally, the Company recorded a restructuring charge of $350,000 for anticipated severance and accrued rent relating to idle facilities. As of December 31, 2002, all severance and other exist costs had been paid and there were no remaining liabilities.

10.    DEFERRED COMPENSATION

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to employees of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option and the fair value of the underlying stock on the date the option was granted. Deferred compensation of this type is amortized on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, the Company recorded deferred compensation of $65.2 million in total. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the years ended December 31, 2000, 2001 and 2002, the Company recorded $8.4 million, $2.4 million and $244,000, respectively, in reductions of deferred compensation as a result of employee terminations and employee attrition. The Company recorded amortization of deferred compensation, net of reversals relating to forfeitures, of $21.5 million, $7.7 million and $3.4 million during the years ended December 31, 2000, 2001 and 2002, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, the Company recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the years ended December 31, 2000, 2001 and 2002, the Company recorded $0, $4.9 million and $1.2 million, respectively, in reductions of this deferred compensation as a result of employee attrition in this business. The Company recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $9.0 million, $8.4 million and $51,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

In late 2001 and in the first half of 2002, in connection with the award of restricted stock to certain employees and officers, the Company recorded deferred compensation of $3.8 million, representing the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on June 30, 2003 for the officers and on February 16, 2004 for the other employees, provided that for both groups they are employed continuously with the Company through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. Amortization of deferred compensation related to these shares of $146,000 and $2.3 million was recorded during the years ended December 31, 2001 and 2002, respectively.

The remaining deferred compensation of $2.6 million at December 31, 2002 will be amortized as follows: $2.5 million during fiscal 2003 and $0.1 million during fiscal 2004. As the amortization expense relates to options and restricted stock awarded to employees across all operating expense reporting categories, the amount of deferred compensation amortization expense has been allocated to those categories in the consolidated statement of operations based on the reporting category in which the salary and other compensation of each individual responsible for the initial deferred compensation balance is classified.

11.    ABANDONED ACQUISITION COSTS

On March 30, 2000, the Company entered into agreements to acquire Eclipsys and Healthvision as part of entering into the Outsourcing Agreement with Novation.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the termination of the mergers, the Company incurred $2.7 million in acquisition-related costs during the due diligence and acquisition process, including investment banker fees, legal advisory fees and financial and accounting fees, no longer had any realizable future value. As such, the Company expensed all such costs in the second quarter of the year ended December 31, 2000.

12.    RESTRUCTURING

During the first half of 2000, the Company recorded a restructuring charge of $2.1 million. This charge was the result of a reorganization and streamlining of operations undertaken to focus on two key global markets, integrated delivery networks and hospitals, and physician practices. The entire restructuring charge was related to the reduction in workforce of 80 individuals. All 80 employees were terminated under this plan during 2000, of which 35 were in selling and marketing, 4 were in general administration, 16 were in product development, 20 were in operations and 5 were in services delivery.

In December 2000, the Company recorded a restructuring charge of $691,000 in connection with the Company’s decision to divest its Auction and USL operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. No employees had been terminated and no amounts had been paid as of December 31, 2000. For the year ended December 31, 2001, $221,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $268,000 was paid out for idle facilities and related costs. Of the employees terminated, 16 were from selling and marketing and 8 were from operations.

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

All of the restructuring accrual had been utilized at December 31, 2002 and no liabilities remained relating to these activities.

Components of the restructuring accrual were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at January 1, 2000	$—	$—	$—	$—
Restructuring charges recorded during fiscal 2000	2,260	386	145	2,791
Payments	(2,100)	—	—	(2,100)

Balance at December 31, 2000	160	386	145	691
Restructuring charges recorded during fiscal 2001	372	578	—	950
Payments	(221)	(268)	(100)	(589)

Balance at December 31, 2001	311	696	45	1,052
Payments	(238)	(678)	(68)	(984)
Adjustments/reversals	(73)	(18)	23	(68)

Balance at December 31, 2002	$—	$—	$—	$—

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2002, no shares of preferred stock were outstanding.

Common Stock

In January 2000, the Company completed its initial public offering of 805,000 shares of its common stock, which raised $104.7 million. Proceeds, net of underwriters’ discount of $7.3 million and offering costs of $2.0 million, amounted to $95.4 million.

As of December 31, 2002, the Company has reserved the following shares of common stock for future issuance as follows (in thousands):

Stock Option Plans	2,995
Conversion of warrants outstanding	4
Employee Stock Purchase Plan	59

3,058

14.    WARRANTS

In January 2000, the Company issued a warrant to purchase 2,000 shares of common stock at an exercise price of $200.00 per share to a retained advertising firm. The fair value of the warrant was determined to be $9,000 and was estimated using the Black-Scholes valuation model. This expense is included in operating expenses for the year ended December 31, 2000.

In January 2000, the Company issued a warrant to purchase 2,000 shares of common stock at an exercise price of $70.00 per share to a retained executive search firm. The fair value of the warrant was determined to be $58,000 and was estimated using the Black-Scholes valuation model. This expense is included in operating expenses for the year ended December 31, 2000.

15.    STOCK OPTIONS

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all option plans was as follows (in thousands, except per share amounts):

	Shares Available For Grant	Outstanding Options
		Number	Weighted-Average Exercise Price
Balance, January 1, 2000	1,064	385	$38.13
Granted	(1,471)	1,471	$45.84
Granted outside the Plans(a)	—	4	$130.00
Options assumed in conjunction with acquisition of EquipMD	—	108	$31.40
Exercised	—	(14)	$7.99
Repurchased	82	—	$5.63
Canceled	359	(362)	$63.19

Balance, December 31, 2000	34	1,592	$39.56
Authorized	755	—	—
Granted	(1,061)	1,061	$8.41
Exercised	—	(34)	$6.97
Repurchased	39	—	$3.48
Canceled	457	(472)	$42.14
Restricted stock grants	(223)	—	—

Balance, December 31, 2001	1	2,147	$24.11
Authorized	894	—	—
Granted	(1,209)	1,209	$15.17
Exercised	—	(24)	$8.49
Canceled	346	(351)	$31.46
Restricted stock grants	(18)	—	—

Balance, December 31, 2002	14	2,981	$19.75

(a)	During the year ended December 31, 2000, the Company granted options to purchase common stock to certain Company executives, directors, and consultants. Such options were issued outside of the 1997 and 1999 Plans. All non-plan options carry a maximum term of 10 years from the date of grant, and shall be exercisable at such times and under such conditions as determined by the board of directors at the date of grant. However, for most non-plan options, 1/4 of the shares subject to the option shall vest 12 months after the vesting commencement date, and 1/48 of the shares subject to the option shall vest each month thereafter.

The weighted-average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was $32.40, $6.47 and $12.25, respectively.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes all stock options outstanding and exercisable as of December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 1.00 to $ 7.29	662	8.78	$6.71	301	$6.21
$ 7.50 to $ 10.34	697	8.44	$8.73	261	$8.35
$11.56 to $ 19.90	962	9.06	$17.40	285	$17.03
$20.00 to $ 70.00	597	7.41	$41.59	459	$43.75
$76.88 to $638.75	63	7.17	$107.91	58	$106.93

	2,981	8.48	$19.75	1,364	$25.79

During October 1999, the board of directors approved a change in the 1997 Plan providing for the exercise of options prior to an employee’s vesting date. Additionally, during fiscal 1999, the Company allowed certain officers of the Company to exercise certain options that were granted outside the 1997 and 1999 Plans prior to their vesting date. In January 2000, as part of the acquisition of Pharos, the Company assumed certain options that had been exercised in advance of their vesting. At December 31, 2000, 2001 and 2002, approximately 426,000, 195,000 and 66,000 shares previously issued relating to options exercised prior to their vesting date were subject to repurchase at a weighted-average price of $2.07, $1.88 and $1.88 per share, respectively.

1999 Employee Stock Purchase Plan

In November 1999, the board of directors approved the 1999 Employee Stock Purchase Plan (the ESPP) which became effective on January 24, 2000. The Company has reserved 75,000 shares of common stock for issuance under the ESPP, and the terms of the ESPP stipulate that amount will automatically be increased each year by shares equal to the amount necessary such that the total shares available for issuance under the plan is equal to 1% of the total outstanding shares of common stock as of December 31 of the preceding year. Pursuant to this provision of the ESPP, total shares of 188,795 have been authorized for issuance under the plan from inception through December 31, 2002. Subject to certain eligibility requirements, employees may elect to withhold up to a maximum of 15% of their cash compensation for participation in the ESPP. Each offering period under the ESPP will be two years in duration and will consist of four six-month purchase periods. The first offering period commenced on January 24, 2000 at which time price quotations were available for the Company’s common stock on the Nasdaq National Market with subsequent purchasing periods commencing on February 1 and August 1 of each year. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of the purchase period. Total shares purchased by employees under the ESPP for the years ended December 31, 2000, 2001 and 2002 were 17,737 shares, 54,331 shares and 126,020 shares, respectively.

16.    INCOME TAXES

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the Company’s loss position, there was no provision for income taxes for the years ended December 31, 2000, 2001 and 2002.

At inception, the Company elected S-Corporation status. As of January 1, 1998, the Company elected C-Corporation status for Federal and state purposes. As a result, the Company is not entitled to any tax benefits associated with the period prior to C-Corporation election.

At December 31, 2002, the Company had cumulative net operating loss carryforwards of approximately $362.0 million and approximately $261.0 million for Federal and state income tax purposes, respectively, expiring in various years ending through 2022.

At December 31, 2002, the Company had cumulative credit carryforwards of approximately $1.3 million and approximately $2.6 million for Federal and state income tax purposes, respectively. These credits are subject to expiration through various periods through 2022.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership. Because of carryforward limitations, these net operating losses and credits may expire before being utilized.

The estimated tax effects of significant temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred income tax assets are as follows (in thousands):

	December 31,
	2001	2002
Temporary differences:
Reserves and accruals deductible in different periods	$2,528	$1,946
Fixed asset basis difference	1,384	1,203
Stock compensation	2,740	2,618
Partnership costs	—	2,861
Other	3,436	3,706
Net operating loss carryforwards	133,674	141,923
Tax credits	2,267	2,930

Gross deferred tax assets	146,029	157,187
Gross deferred tax liabilities	(127)	(747)
Valuation allowance	(145,902)	(156,440)

	$—	$—

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before taxes as follows:

	For The Year Ended December 31,
	2000	2001	2002
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	(5.9)	(5.9)	(5.9)
Change in valuation allowance	27.1	20.2	38.8
Stock compensation	5.8	2.4	2.9
Tax credits	(0.3)	(0.3)	(0.8)
Non deductible goodwill	4.1	4.4	—
In-process R&D	3.2	—	—
Non deductible impairment	1.0	14.2	—

	0.0%	0.0%	0.0%

17.    RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the issuance of shares and warrants to VHA and UHC in consideration for the services to be rendered pursuant to the Outsourcing Agreement. Under the terms of the Outsourcing Agreement, the Company agreed to develop and manage Marketplace@Novation, an e-commerce marketplace to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for Marketplace@Novation, guarantee Novation’s obligations under the Outsourcing Agreement and enter into certain exclusivity provisions contained in the Outsourcing Agreement.

In consideration for the services agreed to be rendered, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Outsourcing Agreement. The total valuation of the common stock issued, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying consolidated balance sheets and is being amortized over the estimated beneficial life of five years. Additionally, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. On October 18, 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase up to 3,084,502 shares of its common stock with 3,084,502 shares of restricted common stock. On January 25, 2001, the Company entered into an agreement with UHC to replace the warrant issued to UHC to purchase up to 563,957 shares of its common stock with 563,957 shares of restricted common stock. In each case, the restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant, and thus there was no change in the accounting treatment relating to the restricted common stock versus the warrant. Due to the performance criteria on the restricted stock, the valuation is not calculated until the shares are earned. The valuation of these earned warrants and restricted shares is recorded in the capitalized partnership costs account in the accompanying consolidated balance sheets. The value of the warrants and restricted shares earned

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of December 31, 2002, VHA and UHC had earned a total of 2.8 million of the shares resulting in a total valuation of $59.1 million being capitalized in capitalized partnership costs.

As of December 31, 2002, the Company had recorded total reductions in capitalized partnership costs of $184.0 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Additionally, as required under the transition guidance of EITF No. 01-9, the Company has reclassified prior period financial statements presented for comparative purposes to be consistent with this presentation. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities in the consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in the Company’s consolidated statements of cash flows. See Note 3 for a further discussion of the application of EITF No. 01-9.

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

Concurrent with the $30.5 million financing, the Company amended the Outsourcing Agreement (the Amended Outsourcing Agreement), effective on January 1, 2001. Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level to the Company under the Outsourcing Agreement, which minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation is required to make are subject to quarterly maximums, above which additional marketplace volume does not result in additional fees from Novation. These maximums were based on a predetermined schedule that provided for increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums were to be calculated based on Novation’s financial performance, as defined. The Amended Outsourcing Agreement also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions.

In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, which was amended in February 2002 and December 2002, the Company is able to borrow funds until December 31, 2004 up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that the Company borrows under this credit agreement bear interest at the prime rate plus 2.75% and are secured by substantially all of the Company’s assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on May 31, 2003. In the event that the Company (i) sells any stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit agreement or (iii) enters into a debt financing or other lending transaction secured by the Company’s assets as of the date entered into the credit agreement, then the maximum of $25 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds it receives from any of these transactions. As of December 31, 2002, the Company had outstanding principal borrowings of $14.0 million under the line of credit and $11.0 million in remaining available funds under the terms of the agreement.

In September 2001, the Company, Novation, VHA, UHC and HPPI amended the Amended Outsourcing Agreement (the Amendment). Pursuant to the Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s with connectivity solution. As a result, the Company is able to provide its trading partners within Marketplace@Novation with information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerates the Company’s ability to capture critical supply chain data and enables the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

In September 2002, the Company, Novation, VHA, UHC and HPPI further amended and restated the Amended Outsourcing Agreement (the Revised Amended Outsourcing Agreement). As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, the Revised Amended Outsourcing Agreement reduced the quarterly maximums for the third and fourth quarters of 2002. In the third quarter and fourth quarter of 2002, the amount of fees which otherwise would have been received from Novation were reduced by these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited to the maximums in place in those periods. Beginning in 2003, the quarterly maximums for a given year are now based on Novation’s estimated financial performance, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year are subject to adjustment based on any revisions to Novation’s estimated full year financial performance for that year. Any difference in the calculated quarterly maximums for the year that results from differences between Novation’s estimated and actual financial performance for that year will increase or decrease the quarterly maximums in the subsequent year. In 2000, 2001 and 2002, the fees paid to the Company by Novation totaled $81,000, $24.6 million and $68.8 million, respectively (see Note 3). Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer that was limited to data from Novation and HPPI sponsored marketplaces only. Also, Novation now only has the exclusive right to recruit suppliers for Novation and HPPI sponsored marketplaces and not for any other current or future marketplaces. From time to time, the Company and Novation have discussed further amendments to the outsourcing agreement, and any such amendment could affect future fees under this agreement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Expense	Write-offs	Other	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2000	$4	$440	$(129)	$69	$384
Year ended December 31, 2001	$384	$851	$(1,029)	$—	$206
Year ended December 31, 2002	$206	$53	$—	$—	$259

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.37	Second Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated December 19, 2002.
21.1	Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
99.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer dated March 28, 2003.

*	This certification accompanies Neoforma’s annual report on Form 10-K. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Neoforma under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.