Form 10-Q
period 2003-03-31
NEOFORMA INC
filed 2003-05-15
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

The number of shares of common stock outstanding on May 12, 2003 was 18,912,644.

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2002*	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$23,277	$22,416
Short-term investments	1,305	952
Accounts receivable, net of allowance for doubtful accounts of $259 and $138 as of December 31, 2002 and March 31, 2003, respectively	1,828	1,471
Related party accounts receivable	800	800
Prepaid expenses and other current assets	3,357	2,868

Total current assets	30,567	28,507

Property and equipment, net	16,821	13,627
Intangibles, net of amortization	2,610	2,462
Goodwill	1,414	1,414
Capitalized partnership costs, net of amortization	166,451	149,604
Non-marketable investments	83	83
Restricted cash	1,020	1,020
Other assets	1,844	1,734

Total assets	$220,810	$198,451

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$4,000	$3,651
Accounts payable	3,803	2,056
Accrued payroll	7,776	2,470
Other accrued liabilities	4,288	3,428
Deferred revenue	3,027	3,425

Total current liabilities	22,894	15,030
Deferred rent	623	637
Deferred revenue, less current portion	1,689	1,001
Other liabilities	105	83
Accrued interest on related party notes payable	2,516	2,761
Notes payable, less current portion:
Due to related party	14,000	14,000
Other	152	54

Total notes payable, less current portion	14,152	14,054

Stockholders’ equity:
Common stock $0.001 par value:
Authorized—300,000 shares at March 31, 2003
Issued and outstanding: 17,691 and 17,867 shares at December 31, 2002 and March 31, 2003, respectively	18	18
Warrants	80	80
Additional paid-in capital	814,162	815,317
Notes receivable from stockholders	(6,460)	(5,457)
Deferred compensation	(2,649)	(1,702)
Accumulated deficit	(626,320)	(643,371)

Total stockholders’ equity	178,831	164,885

Total liabilities and stockholders’ equity	$220,810	$198,451

* Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Revenue:
Marketplace revenue:
Related party (see Note 2)	$—	$297
Other	329	238

Total Marketplace revenue	329	535
Trading Partner Services revenue (see Note 2)	283	2,067

Total revenue	612	2,602
Operating expenses:
Cost of services	2,189	1,378
Operations	3,389	5,142
Product development	3,733	4,743
Selling and marketing	3,368	4,977
General and administrative	3,634	2,967
Amortization of intangible assets	—	147
Amortization of partnership costs (see Note 2)	5,250	—
Restructuring	(68)	—
Write-down of non-marketable investments, net	(184)	—
Loss on divested business	59	—

Total operating expenses	21,370	19,354

Loss from operations	(20,758)	(16,752)
Other income (expense):
Interest income	119	51
Interest expense	(357)	(274)
Other income (expense)	5	(76)

Net loss	$(20,991)	$(17,051)

Net loss per share:
Basic and diluted	$(1.29)	$(0.97)

Weighted average shares—basic and diluted	16,326	17,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(20,991)	$(17,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees and officers	—	10
Provision for doubtful accounts	83	54
Depreciation and amortization of property and equipment	2,022	3,733
Amortization of intangibles	—	147
Amortization of partnership costs (Note 2)	5,250	—
Amortization of deferred compensation, net of reversals	1,800	714
Amortization of deferred debt costs	105	—
Loss on divested business	59	—
Accrued interest on stockholder notes receivable	(18)	(17)
Accrued interest payable on related party notes payable	475	245
Change in assets and liabilities, net of acquisitions:
Restricted cash	500	—
Accounts receivable	556	303
Prepaid expenses and other current assets	(1,584)	488
Other assets	6	110
Accounts payable	1,283	(1,747)
Accrued liabilities and accrued payroll	(2,643)	(5,649)
Deferred revenue	52	(290)
Deferred rent	37	14

Net cash used in operating activities	(13,008)	(18,936)

Cash flows from investing activities:
Purchases of marketable investments	—	(700)
Proceeds from the sale or maturities of marketable investments	—	1,053
Purchases of property and equipment	(1,112)	(538)

Net cash used in investing activities	(1,112)	(185)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (Note 2)	14,020	17,003
Repayments of notes payable	(911)	(447)
Collections of notes receivable from stockholders	5	1,051
Cash received related to options exercised	78	149
Proceeds from the issuance of common stock under the employee stock purchase plan	276	506
Common stock repurchased, net of notes receivable issued to common stockholders	—	(2)

Net cash provided by financing activities	13,468	18,260

Net decrease in cash and cash equivalents	(652)	(861)
Cash and cash equivalents, beginning of period	14,096	23,277

Cash and cash equivalents, end of period	$13,444	$22,416

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80	$37

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Supplemental schedule of noncash investing and financing activities:
Issuance of restricted common stock to related parties	$3,697	$156

Reduction of deferred compensation resulting from employee terminations	$463	$223

Issuance of restricted stock to employees and officers	$210	$320

Issuance of common stock in connection with the acquisition of Revelocity Corporation	$—	$539

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Neoforma, Inc. (the Company) provides supply chain management solutions for the healthcare industry. The Company utilizes a combination of technology, information and services to help the participants in the healthcare supply chain, principally hospitals, suppliers and group purchasing organizations, to reduce operational inefficiencies and lower costs.

Since inception, the Company has incurred significant losses, and, as of March 31, 2003, had an accumulated deficit of $643.4 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of expanded service offerings, the success of these services once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2002 filed on Form 10-K with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2003.

2.    APPLICATION OF EITF NO. 01-9

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Abstract No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was adopted in the first quarter of 2002.

On July 26, 2000, the Company issued equity consideration to VHA Inc. (VHA) and University HealthSystem Consortium (UHC) in connection with the Company’s outsourcing and operating agreement (Outsourcing Agreement) entered into with Novation, LLC (Novation), VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) on May 24, 2000 (see Note 8). The Company is capitalizing this consideration when a measurement date has occurred, as defined under EITF No. 96-18. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which is being capitalized as earned, is being amortized over the term of the arrangements that result in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense.

The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2002	2003
Revenue:
Related party marketplace revenue	$13,892	$17,300
Related party implementation revenue	128	242
Offset of amortization of partnership costs	(14,020)	(17,003)

Total related party revenue, as reported	$—	$539

Amortization of Partnership Costs:
Amortization of partnership costs	$19,270	$17,003
Offset to related party revenue	(14,020)	(17,003)

Total amortization of partnership costs reported as an operating expense	$5,250	$—

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in the Company’s unaudited condensed consolidated statements of cash flows.

These EITF No. 01-9 reclassifications have no impact on the Company’s loss from operations, net loss, net loss per share or total cash flow.

3.    INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company accounts for debt and equity investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.” All of the Company’s short-term investments are classified as available-for-sale and stated at fair market value.

As of December 31, 2002 and March 31, 2003, the Company had no investments in marketable equity securities. Investments in debt instruments with maturities greater than ninety days and less than one year are classified as short-term investments. The Company has no investments with maturities greater than one year.

The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains and losses on short-term and long-term investments, is recorded as a separate component of stockholders’ equity until realized. The Company’s policy is to record debt securities as available-for-sale because the sale of such securities may be required before maturity. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

Realized gains and losses are netted and included in interest income in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2003, the Company’s available-for-sale securities were all due within one year.

Cash equivalents, restricted cash and short-term investments are all due within one year and were as follows by major security type:

	December 31, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$7,250	$7,250	$—
Corporate debt securities	6,238	6,238	—

Total	$13,488	$13,488	$—

	March 31, 2003
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$6,854	$6,854	$—
Corporate debt securities	6,617	6,616	(1)

Total	$13,471	$13,470	$(1)

Investments with original maturities of less than 90 days classified as cash equivalents and restricted cash amounted to $11.2 million and $12.5 million at December 31, 2002 and March 31, 2003, respectively.

4.    BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 2.7 million and 1.4 million shares for the three months ended March 31, 2002 and 2003, respectively.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2003
Net loss	$(20,991)	$(17,051)

Basic and diluted:
Weighted average shares of common stock outstanding	16,503	17,591
Less: Weighted average shares of common stock subject to repurchase	(177)	(51)

Weighted average shares used in computing basic and diluted net loss per share	16,326	17,540

Basic and diluted net loss per common share	$(1.29)	$(0.97)

5.    STOCK BASED COMPENSATION

At March 31, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the minimum fair value of each option grant and stock purchase right on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended March 31,
	2002	2003
Risk-free interest rate range	2.2% – 5.0%	1.0% – 3.1%
Expected lives (in years)—options	5.0	5.0
Expected lives (in years)—ESPP	0.5	0.5
Dividend yield	0%	0%
Volatility	90%	90%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2003
Net loss, as reported	$(20,991)	$(17,051)
Add: Stock-based employee compensation expense included in reported net income	1,246	226
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,757)	(2,475)

Net loss, pro forma	$(22,502)	$(19,300)

Net loss per share, as reported	$(1.29)	$(0.97)

Net loss per share, pro forma	$(1.38)	$(1.10)

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 became effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 became effective for the Company in the first quarter of 2003. The Company has evaluated the alternative methods of voluntary transition to the fair value method under SFAS No. 148 and concluded that it will continue to follow APB No. 25, “Accounting for Stock Issued to Employees” (see Note 5).

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which a variable interest is acquired before February 1, 2003. The provisions of FIN 46 require immediate disclosure of certain information if it is reasonably possible that consolidation or disclosure of variable interest entities will be required when FIN 46 becomes effective. The adoption of FIN 46 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

7.    REVELOCITY

In December 2002, the Company, through its wholly-owned subsidiary Neolocity Corporation, acquired substantially all of the assets of Revelocity Corporation, a developer of Web-based software products that provide rapidly deployable supply chain management capabilities for hospitals and healthcare suppliers that help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. Contingent upon the amount of revenue generated by the acquired business through December 31, 2003 the Company may issue between approximately 177,000 and 879,000 shares of its common stock in total related to the acquisition. These shares will be valued as earned. Accordingly, the $1.1 million of goodwill recognized in this acquisition will be adjusted as additional shares are earned. As of March 31, 2003, approximately 104,000 shares, valued at $1.2 million, have been issued.

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

Additionally, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. On October 18, 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase up to 3,084,502 shares of its common stock with 3,084,502 shares of restricted common stock. On January 25, 2001, the Company entered into an agreement with UHC to replace the warrant issued to UHC to purchase up to 563,957 shares of its common stock with 563,957 shares of restricted common stock. In each case, the restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant, and thus there was no change in the accounting treatment relating to the restricted common stock compared to the warrant. Due to the performance criteria on the restricted stock, the valuation is not calculated until the shares are earned. The valuation of these earned warrants and restricted shares is recorded in the capitalized partnership costs account in the accompanying unaudited condensed consolidated balance sheets. The value of the warrants and restricted shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of March 31, 2003, VHA and UHC had earned a total of 2.8 million of the shares resulting in a total valuation of $59.3 million being capitalized in capitalized partnership costs.

As of March 31, 2003, the Company had recorded total reductions in capitalized partnership costs of $201.0 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. See Note 2 for a further discussion of the application of EITF No. 01-9.

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

In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, which was amended in February 2002 and December 2002, the Company is able to borrow funds until December 31, 2004 up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that the Company borrows under this credit agreement bear interest at the prime rate plus 2.75% and are secured by substantially all of the Company’s assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004. In the event that the Company (i) sells any stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by the Company’s assets as of the date entered into the credit agreement, then the maximum of $25 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds it receives from any of these transactions. As of March 31, 2003, the Company had outstanding principal borrowings of $14.0 million under the line of credit and $11.0 million in remaining available funds under the terms of the agreement.

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

In September 2002, the Company, Novation, VHA, UHC and HPPI further amended and restated the Amended Outsourcing Agreement (the Revised Amended Outsourcing Agreement). As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, the Revised Amended Outsourcing Agreement reduced the quarterly maximums for the third and fourth quarters of 2002. In the third quarter and fourth quarter of 2002, the amount of fees which otherwise would have been received from Novation were reduced by these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited to the maximums in place in those periods. Beginning in 2003, the quarterly maximums for a given year are now calculated as a percentage of Novation’s estimated revenue, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year are subject to adjustment based on any revisions to Novation’s estimated full year revenue for that year. Any difference in the calculated quarterly maximums for the year that results from differences between Novation’s estimated and actual revenue for that year will increase or decrease the quarterly maximums in the subsequent year. Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer was limited to data from Novation and HPPI sponsored marketplaces only. Also, Novation now only has the exclusive right to recruit suppliers for Novation and HPPI sponsored marketplaces and not for any other current or future marketplaces.

In the three months ended March 31, 2002 and 2003, the fees paid to the Company by Novation totaled $13.9 million and $18.0 million, respectively. The fees paid to the Company by Novation in the quarter ended March 31, 2003 were limited by the quarterly maximum in that period.

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

Our operations have grown significantly since inception. We have significantly increased the number of customers, both hospitals and suppliers, that use our solutions, we have introduced new and enhanced solutions to offer to our customers and we have generated increasing levels of marketplace volume related to Marketplace@Novation. As a result of quarterly fee maximums under our outsourcing and operating agreement with Novation, LLC, or Novation, VHA Inc., or VHA, University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International, LLC, or HPPI, additional marketplace volume above a certain level does not result in incremental fees to us. In addition, as a result of our adoption of Emerging Issues Task Force Abstract No. 01-9, or EITF No. 01-9, our reported marketplace revenue does not reflect the level of fees we receive from these related parties for the marketplace services that we provide. Under EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in an offset of the related party revenue reported (see Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

Strategic Relationship

In connection with the initial version of the outsourcing and operating agreement we entered into with Novation, VHA, UHC and HPPI, or the Outsourcing Agreement, we issued approximately 4.6 million shares of our common stock to VHA, representing approximately 36% of our then outstanding common stock, and approximately 1.1 million shares of our common stock to UHC, representing approximately 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to approximately 3.1 million and approximately 800,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, which is available only to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing $22 billion of combined purchasing volume at the end of 2004. These issuances of our common stock and warrants to purchase our common stock to VHA and UHC were approved by our stockholders on July 26, 2000.

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

Under the Outsourcing Agreement, we agreed to provide specific functionality to Marketplace@Novation. Novation agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

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

In September 2002, we further amended and restated the Amended Outsourcing Agreement. As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, this revision to the Amended Outsourcing Agreement, or Revised Amended Outsourcing Agreement, reduced the quarterly maximums for the third and fourth quarters of 2002. In the third and fourth quarters of 2002, the fees we received from Novation were limited by these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited by the maximums in place in those periods. Beginning in 2003, the quarterly maximums for a given year are now calculated as a percentage of Novation’s estimated revenue, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year are subject to adjustment based on any revisions to Novation’s estimated full year revenue for that year. Any difference in the calculated quarterly maximums for the year that results from differences between Novation’s estimated and actual revenue for that year will increase or decrease the quarterly maximums in the subsequent year. For 2003, based on our expectations regarding the levels of marketplace volume that will be processed through Marketplace@Novation, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums. As a result, based on these expectations for 2003, marketplace volume above a certain level will not result in incremental fees being paid by Novation because of the maximums.

Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer was limited to data from Novation and HPPI sponsored marketplaces only. Also, Novation now only has the exclusive right to recruit suppliers for Novation and HPPI sponsored marketplaces and not for any other current or future marketplaces.

In the three months ended March 31, 2002 and 2003, the fees paid to us by Novation totaled $13.9 million and $18.0 million, respectively. The fees paid to us by Novation in the quarter ended March 31, 2003 were limited by the quarterly maximum in that period. We currently expect the rate of growth, if any, and the absolute dollar growth, if any, in the fees we receive from Novation in 2003 to be significantly less than we experienced from 2001 to 2002. We currently expect that the fees paid by Novation for the second quarter of 2003, based on the quarterly maximum for the second quarter, will be $18.0 million. We currently expect that the fees paid by Novation for full year 2003 will be approximately equal to or slightly higher than the fees paid by Novation in 2002. Under the terms of the current Revised Amended Outsourcing Agreement, the percentage of Novation’s revenue, as defined, utilized to calculate the quarterly maximums declines by approximately 27% in 2004 and by an additional 9% in 2005 and then remains flat through the term of the agreement. The effect on the fees paid by Novation from these percentage decreases under the current agreement may be offset, in part in 2004, and in whole or in part in 2005, by (i) growth in Novation’s revenue, as defined, and (ii) any adjustments made to the quarterly maximums for those years as a result of Novation’s actual revenue, as defined, in the preceding year exceeding its estimates. In addition, any declines in the Novation fees may be offset, in whole or in part, by our other revenue sources, including revenue from suppliers related to their participation in Marketplace@Novation. The fees paid by Novation to us over the term of the Revised Amended Outsourcing Agreement will be dependent on (i) our ability to continue to generate sufficient marketplace volume to achieve the quarterly maximums, (ii) the quarterly maximums in each period and (iii) Novation’s revenue, as defined. The parties are currently in discussion to amend the Revised Amended Outsourcing Agreement, in large part to simplify and clarify the terms and conditions of the agreement.

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies, under which these entities purchased a total of approximately 1.8 million shares of our common stock at a price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers.

Other Matters

Since inception, we have incurred significant losses and, as of March 31, 2003, had an accumulated deficit of $643.4 million. In 2003, we expect that our losses will decrease as compared to fiscal 2002 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of partnership costs, amortization of deferred compensation and write-down of notes receivable, as well as anticipated increases in revenue. As a result of the application of EITF No. 01-9, non-cash amortization of partnership costs is being offset against the fees we receive from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense (see Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	revenue recognition;

•	estimating the allowance for doubtful accounts receivable and notes receivable;

•	estimating litigation reserves and other accrued liabilities; and

•	valuation of goodwill and intangible assets.

Revenue Recognition

We derive our revenue from the solutions we provide to our customers. Marketplace revenue consists of transaction based fees and subscription based fees related to solutions delivered through Marketplace@Novation, and reflects revenue related to the services provided through Neoforma Order Management Solution™, or Neoforma OMS, and Neoforma Contract Management Solution™, or Neoforma CMS. Trading partner services revenue consists of Market Intelligence Services fees, Contract Management and Administration Services fees, subscription fees, implementation fees, software license fees and fees from other value added services, and reflects primarily revenue related to Neoforma Data Management Solution™, or Neoforma DMS, Neoforma Materials Management Solution™, or Neoforma MMS, Market Intelligence Services and Contract Management and Administration Services. As described below, significant management judgments must be applied in connection with the revenue recognized in any accounting period.

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

EITF No. 01-9. As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in a reduction of the related party revenue reported. As a result, as discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements, our reported related party marketplace revenue does not reflect the level of fees received from related parties for those marketplace services.

Trading Partner Services Revenue

Software License Fees.    We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Our software license revenue currently consists of the revenue related to a single three-year technology license agreement entered into in August 2001 between Global Healthcare Exchange, LLC, or GHX, and us under which GHX has licensed from us portions of our NeoConnect platform, which is being recognized ratably over the three-year term of the agreement, and revenue related to Neoforma MMS, which consists primarily of the assets acquired from Revelocity Corporation in December 2002.

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

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2003, our accounts receivable balance was $2.3 million, net of allowance for doubtful accounts of $138,000. Management also analyzes the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of March 31, 2003, we had a notes receivable balance of $1.8 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s estimate of the liability related to our pending litigation is based on claims and other information known to us and management’s assessment of the probability of loss. As additional information becomes available, we reassess and revise our estimates as appropriate. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of March 31, 2003, we had accrued $50,000 for potential liabilities related to our pending litigation.

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

If we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, and acquisition related intangible assets, net of amortization, amounted to $149.6 million and $2.5 million, respectively, as of March 31, 2003.

In addition, we assess goodwill for impairment at least annually unless an event or change in circumstance indicates that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	our market capitalization falls below our net book value;

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulatory agency;

•	unanticipated competition;

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; or

•	the testing for recoverability under Statement of Financial Accounting Standards, or SFAS, No. 144 of a significant asset group within a reporting unit.

If we determine that the carrying value of goodwill may not be recoverable based upon our annual impairment test or the existence of one or more of the above indicators of impairment, we would determine the fair value of our reporting units utilizing discounted cash flows and relative market multiples for comparable businesses. We would then compare the fair value of each reporting unit to its carrying value. If this evaluation indicated that impairment might exist for the reporting unit, we would then compare the carrying amount of goodwill in the reporting unit to the implied fair value of the goodwill to determine the amount of any impairment loss. Goodwill amounted to $1.4 million at March 31, 2003.

Results of Operations

Three Months Ended March 31, 2002 as Compared to Three Months Ended March 31, 2003

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of fees paid by Novation for marketplace services. For the three months ended March 31, 2002 and 2003, related party marketplace revenue consisted solely of fees paid by Novation to us under the terms of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $13.9 million and $17.0 million of amortization of partnership costs against related party marketplace revenue for the three months ended March 31, 2002 and 2003, respectively, there was net related party marketplace revenue of $0 and $297,000 for the three months ended March 31, 2002 and 2003, respectively. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other.    Other marketplace revenue consists of marketplace revenue received from customers that are not related parties, and consists generally of transaction-based fees and subscription fees. Other marketplace revenue was $238,000 for the three months ended March 31, 2003, a decrease from $329,000 for the three months ended March 31, 2002. The decrease was primarily due to a decrease in revenue from the NeoMD operations from $211,000 in the three months ended March 31, 2002 to none in the three months ended March 31, 2003 as a result of the divestiture of NeoMD at the end of March 2002. This decrease was partially offset by increased revenue generated from suppliers related to their participation in Marketplace@Novation.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of solutions that are complementary to our marketplace services. Currently, trading partner services revenue consists of revenue relating to Market Intelligence Services and Contract Management and Administration Services provided to manufacturers and distributors, revenue relating to the sale of software and technology solutions, revenue relating to Neoforma DMS, revenue relating to Neoforma MMS and revenue from other value added services to our customers. The increase in trading partner services revenue from $283,000 for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003 was primarily due to revenue generated from Market Intelligence Services, Contract Management and Administration Services, Neoforma MMS and Neoforma DMS. The Market Intelligence Services and Contract Management and Administration Services were introduced in connection with our acquisition of substantially all of the assets of MedContrax, Inc. and Med-ecorp, Inc. in July 2002. Neoforma MMS was introduced in connection with our acquisition of substantially all the assets of Revelocity in December 2002.

Operating Expenses

Cost of Services.    Cost of services consists primarily of the costs to perform hospital and supplier implementation activities as well as the costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors and consultants. Cost of services decreased from $2.2 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. The decrease was due primarily to lower employee related costs such as salary, bonuses and other compensation related costs as a result of a decrease in headcount in the services group from 29 employees as of March 31, 2002 to 21 employees as of March 31, 2003. Additionally, the amount of deferred stock compensation and depreciation allocated to the cost of services category decreased by approximately $269,000 from the first quarter of 2002 to the first quarter of 2003, largely as a result of a reduction in the level of amortization of deferred compensation incurred in the three months ended March 31, 2003. We expect our cost of services to increase slightly in future periods as we continue to connect both hospitals and suppliers to our solutions, as we expand the group in conjunction with the expansion of our professional services offerings that we offer and as we continue to support and service an increasing number of customers on our various solutions.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our solutions and our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees for independent contractors and consultants. Operations expenses increased from $3.4 million for the three months ended March 31, 2002 to $5.1 million for the three months ended March 31, 2003. The increase was primarily due to a $2.3 million increase in depreciation expense allocated to operations relating to assets that were placed into service in mid-2002. This increase was partially offset by reductions in employee related costs resulting from a decrease in headcount in the operations group from 52 as of March 31, 2002 to 46 as of March 31, 2003. We expect our operations expenses to continue to increase as we expand our operating infrastructure and as we continue to add content and functionality to our solutions.

Product Development.    Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our solutions and functionality. Product development expenses increased from $3.7 million for the three months ended March 31, 2002 to $4.7 million for the three months ended March 31, 2003. The increase was due primarily to an increase in payroll related expenses in the product development group as a result of an increase in full time employees in the group from 51 as of March 31, 2002 to 78 as of March 31, 2003. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from $3.4 million for the three months ended March 31, 2002 to $5.0 million for the three months ended March 31, 2003. The increase was primarily due to an increase in payroll related expenses that resulted from an increase in full time employees in our selling and marketing group from 36 as of March 31, 2002 to 66 as of March 31, 2003. We also increased our marketing efforts in the first quarter of 2003 to update our corporate identity, resulting in an increase in marketing expenses in the first quarter of 2003 as compared to the same period in 2002 of approximately $100,000. This increase in selling and marketing costs was partially offset by a reduction of $170,000 in the amortization of deferred compensation associated with selling and marketing personnel. We recognize that selling and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products and, as a result, we intend to continue to invest further in selling and marketing activities in 2003. We expect selling and marketing costs to increase during 2003.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $3.6 million for the three months ended March 31, 2002 to $3.0 million for the three months ended March 31, 2003. The decrease was primarily due to a $731,000 reduction in amortization of deferred compensation in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. We expect general and administrative expenses to increase slightly during 2003 as we make investments, primarily in personnel, to support our growth.

Amortization of Intangible Assets.    We amortize intangible assets on a straight-line basis over a period of three to five years. Amortization of intangible assets increased from $0 for the three months ended March 31, 2002 to $147,000 for the three months ended March 31, 2003. Subsequent to the first quarter of 2002, we recorded intangible assets, other than goodwill, of $2.7 million in connection with the acquisition of substantially all of the assets of MedContrax, Med-ecorp and Revelocity. The amortization of intangible assets of $147,000 for the three months ended March 31, 2003 related to these assets.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the shares of our common stock issued to certain strategic partners. As of March 31, 2003, capitalized partnership costs represented common stock and restricted common stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $5.3 million for the three months ended March 31, 2002 to $0 for the three months ended March 31, 2003. The decrease in amortization of partnership costs classified as an operating expense is the result of (i) a decrease of $2.3 million in the gross amount of amortization of partnership costs incurred, prior to the offset against related party revenue, in the three months ended March 31, 2003 as compared to 2002 and (ii) the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $14.0 million and $17.0 million of amortization of partnership costs against related party revenue for the three months ended March 31, 2002 and 2003, respectively. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our unaudited condensed consolidated statements of cash flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs decreased from approximately $19.3 million to $17.0 million for the three months ended March 31, 2002 and 2003, respectively. Although there were incremental partnership costs capitalized from the date we entered into the Outsourcing Agreement through March 31, 2003 related to the earning of the restricted common stock by VHA and UHC, certain of the capitalized partnership costs had been fully amortized as of December 31, 2002. These partnership costs that had been fully amortized as of December 31, 2002 were capitalized at higher levels than those that have been capitalized in more recent periods due to the fact that (i) the number of restricted shares earned by VHA and UHC and (ii) the capitalized value of each earned restricted share were higher in historical periods than in more recent periods. As a result, the overall amortization of partnership costs associated with the restricted common stock decreased in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the three months ended March 31, 2002 and 2003, we recorded $82,000 and $21,000, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $1.2 million and $503,000 during the three months ended March 31, 2002 and 2003, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD, Inc. prior to our acquisition of EquipMD in April 2000, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the three months ended March 31, 2002, we recorded $1.2 million in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business, which we divested in March 2002. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, related to these options of $51,000 during the three months ended March 31, 2002. As we divested these operations in March 2002, we no longer employ any EquipMD employees. As such, we do not have any remaining deferred compensation related to these employees and are no longer incurring amortization expenses relating to this deferred compensation.

In late 2001, the first half of 2002 and early 2003, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $4.2 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 1, 2005, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization.

Amortization of this deferred compensation is reversed for any amounts recognized on restricted stock grants that do not vest due to employee terminations or employee attrition. During the three months ended March 31, 2003, we recorded $144,000 in reductions of this deferred compensation. We recorded amortization of deferred compensation related to these shares, net of reversals relating to forfeitures, of $554,000 and $211,000 during the three months ended March 31, 2002 and 2003, respectively.

The remaining total deferred compensation of $1.7 million at March 31, 2003 is expected to be amortized as follows: $1.5 million during fiscal 2003, $207,000 during fiscal 2004 and $13,000 during fiscal 2005. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the unaudited condensed consolidated statements of operations.

Restructuring.    During the three months ended March 31, 2002, we reversed $68,000 of restructuring accruals, because we determined that restructuring costs would be less than originally anticipated. EquipMD was sold in the first quarter of 2002. No restructuring charges were recorded during the three months ended March 31, 2003.

Write-Down of Non-Marketable Investments, Net.    Pointshare, Inc. notified us in September 2001 that it was in the process of selling its remaining assets and winding down its operations. Pointshare was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001. During the three months ended March 31, 2002, we received $184,000 from the bankruptcy trustee for Pointshare, which is recorded as a credit to write-down of non-marketable investments in our unaudited condensed consolidated statement of operations in 2002.

Loss on Divested Business.    During the three months ended March 31, 2002, the loss on divested business consisted of a loss of $59,000 incurred as a result of the sale of the NeoMD operations.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income for the three months ended March 31, 2003 was $51,000 compared to $119,000 for the three months ended March 31, 2002. The decrease in interest income was due primarily to a reduction in interest earned on notes receivable from employees and stockholders as a result of the repayment of several of these notes during the three months ended March 31, 2003. Interest expense decreased from $357,000 for the three months ended March 31, 2002 to $274,000 for the three months ended March 31, 2003. The decrease in interest expense was the result of lower overall debt levels, particularly on our line of credit with VHA, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

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

Liquidity and Capital Resources

In April 2001, we entered into a $25.0 million revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002 and December 2002, we are able to borrow funds until December 31, 2004, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25.0 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of March 31, 2003, we had outstanding borrowings of $14.0 million under the line of credit and $11.0 million remaining available under the terms of the agreement. In April 2003, we paid VHA $2.8 million of accrued interest, representing the full amount of accrued interest under the credit agreement through March 31, 2003.

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. As of March 31, 2003, we had outstanding borrowings of $192,000 under this facility.

In August 1999, in connection with our acquisition of General Asset Recovery, LLC, or GAR, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the GAR operations. In accordance with the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001 and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of March 31, 2003, the outstanding balance on the note was $946,000.

In July 2000, as compensation for the advisory services rendered in connection with the terminated Healthvision and Eclipsys mergers, the Outsourcing Agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. At March 31, 2003, the remaining balance on the note was $2.5 million. The full remaining balance of $2.5 million was repaid in April 2003.

As of March 31, 2003, we had outstanding bank, other borrowings and notes payable of $17.7 million, and we had $23.4 million of cash and cash equivalents and $1.0 million of restricted cash.

In connection with our operating lease on our corporate headquarters in San Jose, California, we established a letter of credit in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allow for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we have reduced the letter of credit to $1.0 million. The letter of credit is secured by balances in our investment accounts and is classified as restricted cash in our unaudited condensed consolidated balance sheets.

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to purchase $4.3 million of consulting services from their professional services organizations over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of March 31, 2003, we had utilized $1.6 million of these professional services.

As discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain costs associated with equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement as an offset against related party revenue from VHA, UHC and Novation. This treatment results in the offset of non-cash amortization of partnership costs against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities on the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our unaudited condensed consolidated statements of cash flows.

Net cash used in operating activities was $18.9 million and $13.0 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in operating activities for the three months ended March 31, 2003 primarily related to cash utilized to fund net losses and decreases in accrued liabilities and accrued payroll, accounts payable and deferred revenue. Net cash used in operating activities for the three months ended March 31, 2002 primarily related to cash utilized to fund net losses and a decrease in accrued liabilities and accrued payroll and increases in prepaid expenses and other current assets, which were partially offset by increases in accounts payable and decreases in restricted cash and accounts receivable.

Net cash used in investing activities was $185,000 and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in investing activities for the three months ended March 31, 2003 related to the purchase of equipment to operate our solutions, which was partially offset by net sales of marketable investments. Net cash used in investing activities for the three months ended March 31, 2002 related to the purchase of equipment to operate our solutions.

Net cash provided by financing activities was $18.3 million and $13.5 million for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by financing activities for the three months ended March 31, 2003 primarily related to fees received from Novation under the terms of the Revised Amended Outsourcing Agreement, collections of notes receivable from stockholders and proceeds from the issuance of common stock under the employee stock purchase plan, which were partially offset by repayments of notes payable. Net cash provided by financing activities for the three months ended March 31, 2002 primarily related to related to fees received from Novation under the terms of the Outsourcing Agreement, as amended, which were partially offset by repayments of notes payable.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion, or APB, No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 became effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 became effective for us in the first quarter of fiscal 2003. We have evaluated the alternative methods of voluntary transition to the fair value method under SFAS No. 148 and we have concluded that we will continue to follow APB No. 25, “Accounting for Stock Issued to Employees” (see Note 5 to the Notes to Condensed Consolidated Financial Statements).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which a variable interest is acquired before February 1, 2003. The provisions of FIN 46 require immediate disclosure of certain information if it is reasonably possible that consolidation or disclosure of variable interest entities will be required when FIN 46 becomes effective. The adoption of FIN 46 did not have a significant impact on our financial position, results of operations or cash flows.

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

Our solutions and fee model are untested and their acceptance is not assured

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $17.1 million for the three months ended March 31, 2003. In addition, as of March 31, 2003, we had an accumulated deficit of $643.4 million. We have not achieved profitability, and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

Our main source of business is derived from the solutions we provide through Marketplace@Novation, and we rely on our relationship with our supply chain partners to drive participation in Marketplace@Novation. As a result our business may be seriously harmed if these relationships are materially altered or terminated

We expect to rely significantly on our relationship with Novation and, to a lesser extent, our other strategic allies, to bring hospitals and suppliers to Marketplace@Novation. Under the Revised Amended Outsourcing Agreement, Novation is our exclusive agent for signing up suppliers to participate in Marketplace@Novation, subject to limited exceptions. Accordingly, we rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to hospitals will be substantially decreased and our business will suffer. Novation currently requires suppliers to participate in Marketplace@Novation as a requirement to sell contracted products to hospitals served by Novation. If Novation ceases to require Marketplace@Novation participation as a contract requirement, our ability to recruit suppliers to Marketplace@Novation may be seriously harmed. We rely significantly on VHA and UHC to recruit and retain hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

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

Our ability to earn fees in future periods from Marketplace@Novation depends on Novation’s estimated revenue, as defined, and is limited by quarterly maximums

We generate the substantial majority of our fees from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation is dependent on several factors and the fees are subject to limitation by quarterly maximums, which are based on Novation’s estimated revenue, as defined. In each of the last three quarters, our fees have been limited by these quarterly maximums, and our fees may be limited by these maximums in future periods. If Novation’s estimated revenue, as defined, declines, our ability to earn fees from Novation in connection with Marketplace@Novation will also decline.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of March 31, 2003, we had $23.4 million of cash, cash equivalents and short-term investments and $1.0 million of restricted cash and $17.7 million in outstanding borrowings and notes payable, including $14.0 million in principal outstanding under our credit agreement with VHA.

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

We recently acquired Revelocity, and we may make additional acquisitions, which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

We acquired substantially all of the assets of Revelocity in December 2002. We may decide that it would be in our best interests to make additional acquisitions to acquire new technologies, enhance or expand our solutions or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current customers if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business and could cause the price of our common stock to decline.

If we are unable to enhance our capability to integrate our solutions with the technical systems of our hospital, supplier and GPO customers, these entities may not choose to utilize our solutions, which would harm our business

If we do not maintain and expand the functionality and reliability of our solutions, hospitals and suppliers may not use them. We must continue to develop the capability to integrate our solutions with our hospital and supplier customers’ business processes and information systems. We may incur significant expenses in developing these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate some of our solutions with suppliers’ and hospitals’ enterprise software systems will require the continued cooperation of and collaboration with the companies that develop and market these systems. Suppliers and hospitals use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of hospitals and suppliers. Failure to provide these capabilities would limit the efficiencies that our solutions provide and may deter our hospital and supplier customers from using our solutions.

To realize the benefit of our agreement with Novation, we are required to integrate the systems of the hospitals purchasing through Novation’s program. If the costs required to integrate these systems are substantially higher than anticipated, we may not realize the full benefit of these agreements.

If we were delayed or unable to integrate the systems of these hospitals, our financial situation would be adversely affected. In addition, under our agreements with Novation and Medbuy Corporation, we must meet detailed functionality and service level requirements. To the extent we are unable to or are delayed in providing this functionality, we may be unable to attract hospitals and suppliers to use our solutions and our financial situation may be adversely affected. We incur significant costs in developing and supporting our solutions and in integrating with hospitals’ and suppliers’ information systems, and we may never generate sufficient revenue to offset these costs.

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

We face significant competition, and if we are unable to compete effectively, we may be unable to maintain or expand the number of our customers and we may lose market share or be required to reduce prices

The market for supply chain management solutions in healthcare is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management and materials management, we have a diverse set of competitors that compete with portions of our overall offering. In order to best serve our customers, we sometimes collaborate with our competitors in one segment of the market while competing with them in others. We believe that as our solution suite grows, we will continue to find areas of opportunity for both collaboration and competition with other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, supplier and GPO customers is important to our success.

Our current and potential competitors include:

•	online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with whom we also have a strategic relationship;

•	GPOs or supply management companies that have, or have announced plans for, online marketplaces or exchanges targeted at the healthcare supply chain, such as Broadlane, Inc. and MedAssets, Inc.;

•	suppliers that have created their own Websites that offer order management functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson Software, McKessonHBOC Inc., Oracle Corporation, PeopleSoft, Inc. and SAP AG, with some of whom we also have strategic relationships;

•	data management services providers and consultants;

•	consulting firms that offer supply chain services;

•	market intelligence, contract management and contract administration services providers;

•	other software vendors that provide technology for inventory, materials, logistics and other supply chain related functions; and

•	the status quo, or the historical means of doing business for many hospitals and suppliers, primarily phone, fax and paper.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products or Internet companies or with each other;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive arrangements with hospitals that impede our sales; and

•	devote substantially more resources to Website and systems development and research and development.

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

If our contract counterparties do not supply us with the necessary data to populate our solutions, our solutions will lose value to our customers

We have agreements with suppliers, distributors and other counterparties to populate our solutions with data, and if those suppliers, distributors or other counterparties terminated their agreements with us, we may not be able to provide the same quality or usefulness of solutions that we currently do. If we could not provide this quality or usefulness, our customers may not value our solutions, and we would likely lose those customers.

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.6 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which were subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. As of March 31, 2003, VHA and UHC owned 47.2% and 11.7%, respectively, of our outstanding shares of common stock assuming they earned all the remaining shares of restricted stock. These relationships may deter other potential customers, particularly those that compete directly with UHC, VHA or Novation, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997 to 250 as of March 31, 2003, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

Our failure to comply with applicable federal and state regulation of healthcare information could disrupt our operations, increase our operating costs and subject us to liability

We are subject to federal and state laws regulating the receipt, storage and distribution of healthcare information, which could have a material adverse effect on our ability to operate our business. Laws governing the receipt, storage and distribution of health information exist at both the federal and state level. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the implementing regulations from the Department of Health and Human Services, or HHS, mandated the use of standard transactions and identifiers, prescribed security measures and other provisions by April 2003. Certain regulations of the Food and Drug Administration, or FDA, and the Hospital Conditions of Participation for the Medicare and Medicaid programs require protection of and security for health information and appropriate patient access to such information. Some of the transactions using our solutions may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject to these laws governing the receipt, storage and distribution of health information.

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

Our failure to comply with applicable federal and state healthcare fraud and abuse laws could subject us and our GPO partners and customers to civil and criminal liability and disrupt our operations

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including but not limited to our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our solutions. The GPO industry has been the subject of a series of critical newspaper articles and has been investigated by the

United States Senate Judiciary Committee which has set practice guidelines for the GPO industry. Because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and consequently our stock price. In particular, violations of fraud and abuse laws are punishable by civil and criminal fines and penalties, which could result in restrictions on our operations, increased costs of compliance with remedies and require us to restructure our financial arrangements with our GPO and supply chain partners.

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

Securities class action lawsuits in which we have been named, relating to investment banking practices in connection with our initial public offering, may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our initial public offering, or IPO, by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters for our IPO, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and Fleet Boston Robertson Stephens, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. Although we believe that the claims made against us in these suits are without merit, they could be time-consuming, costly to defend and require us to pay significant damages.

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

•	variations in our quarterly operating results;

•	announcements of new accounting pronouncements or legal rules or regulations;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant strategic relationships or customers;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	changes in the number of research analysts that follow our company.

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2003	2004	2005	2006	2007
Cash equivalents and short-term investments:
Fixed rate short-term investments	$13,470	—	—	—	—
Average interest rate	1.33%	—	—	—	—

ITEM 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of Neoforma under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME
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

Date: May 15, 2003	/s/ ROBERT J. ZOLLARS

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ANDREW L. GUGGENHIME

Andrew L. Guggenhime Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
99.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of Neoforma under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.