Form 10-Q
period 2003-06-30
NEOFORMA INC
filed 2003-08-14
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________________ To _________________

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

The number of shares of common stock outstanding on August 13, 2003 was 19,086,810.

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2002*	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$23,277	$20,537
Short-term investments	1,305	1,382
Accounts receivable, net of allowance for doubtful accounts of $259 and $225 as of December 31, 2002 and June 30, 2003, respectively	1,828	3,385
Related party accounts receivable	800	800
Prepaid expenses and other current assets	3,357	2,979

Total current assets	30,567	29,083

Property and equipment, net	16,821	13,439
Intangibles, net	2,610	2,315
Goodwill	1,414	1,414
Capitalized partnership costs, net	166,451	136,402
Non-marketable investments	83	83
Restricted cash	1,020	1,020
Other assets	1,844	1,487

Total assets	$220,810	$185,243

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$4,000	$703
Accounts payable	3,803	2,069
Accrued payroll	7,776	3,742
Other accrued liabilities	4,288	3,116
Deferred revenue	3,027	5,031

Total current liabilities	22,894	14,661
Deferred rent	623	644
Deferred revenue, less current portion	1,689	724
Other liabilities	105	81
Accrued interest on related party notes payable	2,516	245
Notes payable, less current portion:
Due to related party	14,000	14,000
Other	152	50

Total notes payable, less current portion	14,152	14,050

Stockholders’ equity:
Common stock $0.001 par value:
Authorized—300,000 shares at June 30, 2003
Issued and outstanding: 17,691 and 18,333 shares at December 31, 2002 and June 30, 2003, respectively	18	18
Warrants	80	80
Additional paid-in capital	814,162	821,182
Notes receivable from stockholders	(6,460)	(5,450)
Deferred compensation	(2,649)	(673)
Accumulated deficit	(626,320)	(660,319)

Total stockholders’ equity	178,831	154,838

Total liabilities and stockholders’ equity	$220,810	$185,243

*	Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue:
Marketplace revenue:
Related party (see Note 3)	$—	$—	$—	$297
Other	160	1,117	489	1,355

Total Marketplace revenue	160	1,117	489	1,652
Trading Partner Services revenue (see Note 3)	421	1,402	704	3,469

Total revenue	581	2,519	1,193	5,121

Operating expenses:
Cost of services	1,974	1,481	4,163	2,859
Operations	3,457	4,799	6,846	9,941
Product development	4,006	4,183	7,739	8,926
Selling and marketing	2,928	4,633	6,296	9,610
General and administrative	4,066	3,130	7,700	6,097
Amortization of intangible assets	—	147	—	294
Amortization of partnership costs (see Note 3)	2,396	833	7,646	833
Write-off of purchased software	244	—	244	—
Restructuring	—	—	(68)	—
Recovery of funds from non-marketable investments	—	—	(184)	—
Loss on divested business	—	—	59	—

Total operating expenses	19,071	19,206	40,441	38,560

Loss from operations	(18,490)	(16,687)	(39,248)	(33,439)
Other income (expense):
Interest income	271	80	390	131
Interest expense	(294)	(300)	(651)	(574)
Other income (expense)	(56)	(41)	(51)	(117)

Net loss	$(18,569)	$(16,948)	$(39,560)	$(33,999)

Net loss per share:
Basic and diluted	$(1.12)	$(0.94)	$(2.41)	$(1.91)

Weighted average shares—basic and diluted	16,559	17,985	16,442	17,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(39,560)	$(33,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees and officers	268	10
Provision for doubtful accounts	83	141
Depreciation and amortization of property and equipment	4,013	7,061
Write-off of purchased software	244	—
Amortization of intangibles	—	294
Amortization of partnership costs (see Note 3)	7,646	833
Amortization of deferred compensation, net of reversals	3,439	1,717
Amortization of deferred debt costs	175	—
Loss on divested business	59	—
Accrued interest on stockholder notes receivable	(36)	(32)
Change in assets and liabilities, net of acquisitions:
Restricted cash	500	—
Accounts receivable	(130)	(1,698)
Prepaid expenses and other current assets	(1,789)	378
Other assets	611	357
Accounts payable	(529)	(1,734)
Accrued liabilities and accrued payroll	(1,130)	(4,159)
Deferred revenue	413	1,039
Deferred rent	66	21
Accrued interest payable on related party notes payable	—	(2,271)

Net cash used in operating activities	(25,657)	(32,042)

Cash flows from investing activities:
Purchases of marketable investments	—	(2,082)
Proceeds from the sale or maturities of marketable investments	—	2,005
Purchases of property and equipment	(1,981)	(3,679)

Net cash used in investing activities	(1,981)	(3,756)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	31,189	34,531
Repayments of notes payable	(1,503)	(3,399)
Collections of notes receivable from stockholders	8	1,042
Cash received related to options exercised	177	380
Proceeds from the issuance of common stock under the employee stock purchase plan	276	506
Common stock repurchased, net of notes receivable issued to common stockholders	—	(2)

Net cash provided by financing activities	30,147	33,058

Net increase (decrease) in cash and cash equivalents	2,509	(2,740)
Cash and cash equivalents, beginning of period	14,096	23,277

Cash and cash equivalents, end of period	$16,605	$20,537

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2003
Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted common stock to related parties	$7,195	$5,314

Reduction of deferred compensation resulting from employee forfeitures	$746	$226

Issuance of restricted stock to employees and officers	$516	$320

Issuance of common stock in connection with the acquisition of Revelocity Corporation	$—	$1,071

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

Since inception, the Company has incurred significant losses, and, as of June 30, 2003, had an accumulated deficit of $660.3 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

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

2.    RECLASSIFICATIONS

Certain reclassifications have been made to the historical unaudited condensed consolidated financial statements to conform to the 2003 presentation.

3.    APPLICATION OF EITF NO. 01-9

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

On July 26, 2000, the Company issued equity consideration to VHA Inc. (VHA) and University HealthSystem Consortium (UHC) in connection with the Company’s outsourcing and operating agreement (Outsourcing Agreement) entered into with Novation, LLC (Novation), VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) on May 24, 2000 (see Note 7). The Company is capitalizing this consideration when a measurement date has occurred, as defined under EITF No. 96-18. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which is being capitalized as earned, is being amortized over the term of the arrangements that result in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue:
Related party marketplace revenue	$17,011	$17,300	$30,903	$34,600
Related party implementation revenue	158	228	286	470
Offset of amortization of partnership costs	(17,169)	(17,528)	(31,189)	(34,531)

Total related party revenue, as reported	$—	$—	$—	$539

Related party marketplace revenue, as reported	$—	$—	$—	$297
Related party trading partner services revenue, as reported	—	—	—	242

Total related party revenue, as reported	$—	$—	$—	$539

Amortization of Partnership Costs:
Amortization of partnership costs	$19,565	$18,361	$38,835	$35,364
Offset to related party revenue	(17,169)	(17,528)	(31,189)	(34,531)

Total amortization of partnership costs reported as an operating expense	$2,396	$833	$7,646	$833

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

4.    BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was approximately 2.3 million, 1.1 million, 2.5 million and 1.3 million shares for the three months ended June 30, 2002 and 2003, and the six months ended June 30, 2002 and 2003, respectively.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss	$(18,569)	$(16,948)	$(39,560)	$(33,999)

Basic and diluted:
Weighted average shares of common stock outstanding	16,702	18,008	16,602	17,800
Less: Weighted average shares of common stock subject to repurchase	(143)	(23)	(160)	(37)

Weighted average shares used in computing basic and diluted net loss per share	16,559	17,985	16,442	17,763

Basic and diluted net loss per common share	$(1.12)	$(0.94)	$(2.41)	$(1.91)

5.    STOCK BASED COMPENSATION

At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the date of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Risk-free interest rate range	4.7% – 5.4%	1.2% – 2.5%	4.6% – 5.4%	1.0% – 3.1%
Expected lives (in years)—options	5.0	5.0	5.0	5.0
Expected lives (in years)—ESPP	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Dividend yield	0%	0%	0%	0%
Volatility	90%	90%	90%	90%
Fair value of common stock	$13.21 – $17.36	$9.78 – $13.11	$6.97 – $19.90	$5.70 – $13.11

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss, as reported	$(18,569)	$(16,948)	$(39,560)	$(33,999)
Add: Stock-based employee compensation expense included in reported net income	1,014	500	2,260	726
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,676)	(2,903)	(5,433)	(5,378)

Net loss, pro forma	$(20,231)	$(19,351)	$(42,733)	$(38,651)

Net loss per share, as reported	$(1.12)	$(0.94)	$(2.41)	$(1.91)

Net loss per share, pro forma	$(1.22)	$(1.08)	$(2.60)	$(2.18)

6.    REVELOCITY

In December 2002, the Company, through its wholly-owned subsidiary Neolocity Corporation, acquired substantially all of the assets of Revelocity Corporation, a developer of Web-based software products that provide rapidly deployable supply chain management capabilities for hospitals and healthcare suppliers that help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. Contingent upon the amount of revenue generated by the acquired business from the close of the transaction through December 31, 2003, including the shares that have already been issued, the Company may issue between approximately 83,000 and 879,000 shares of its common stock in total related to the acquisition. These shares will be valued as earned. Accordingly, the $1.1 million of goodwill recognized in this acquisition will be adjusted as additional shares are earned. As of June 30, 2003, approximately 152,000 shares, valued at $1.7 million at the time of issuance, have been earned. No pro forma financial statements are required to be disclosed for this acquisition as it was not deemed to be material to the consolidated financial statements of the Company.

7.    RELATED PARTY TRANSACTIONS

On July 26, 2000, the Company’s stockholders voted to approve the issuance of shares and warrants to VHA and UHC in consideration for the services to be rendered pursuant to the Outsourcing Agreement. Under the terms of the Outsourcing Agreement, the Company agreed to develop and manage Marketplace@Novation™, an e-commerce marketplace to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers on the Company’s behalf. VHA and UHC agreed to provide marketing support for Marketplace@Novation, guarantee Novation’s obligations to the Company under the Outsourcing Agreement and enter into certain exclusivity provisions contained in the Outsourcing Agreement.

In consideration for the services agreed to be rendered, the Company issued to VHA and UHC 4,626,753 shares and 1,127,915 shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Outsourcing Agreement. The total valuation of the common stock issued, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying unaudited condensed consolidated balance sheets, and is being amortized over the estimated beneficial life of five years.

Additionally, in 2000, the Company issued warrants to VHA and UHC to purchase up to 3,084,502 shares and 751,943 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. On October 18, 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase up to 3,084,502 shares of its common stock with 3,084,502 shares of the Company’s restricted common stock. The Company issued 187,986 shares of common stock to UHC upon exercise of vested shares under the warrant. On January 25, 2001, the Company entered into an agreement with UHC to replace the remaining warrant issued to UHC to purchase up to 563,957 shares of its common stock with 563,957 shares of restricted common stock. In each case, the restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant, and thus there was no change in the accounting treatment relating to the restricted common stock compared to the warrant. Due to the performance criteria on the restricted stock, the valuation is not calculated until the shares are earned. The valuation of these earned warrants

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and restricted shares is recorded in the capitalized partnership costs account in the accompanying unaudited condensed consolidated balance sheets. The value of the warrants and restricted shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of June 30, 2003, VHA and UHC had earned a total of 3,215,640 of the shares resulting in a total valuation of $64.4 million being capitalized in capitalized partnership costs.

As of June 30, 2003, the Company had recorded total reductions in capitalized partnership costs of $219.3 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. See Note 3 for a further discussion of the application of EITF No. 01-9.

In January 2001, the Company amended the Outsourcing Agreement (the Amended Outsourcing Agreement). Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level to the Company under the Outsourcing Agreement, which minimum fee level is based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level is determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreases as the marketplace volume through Marketplace@Novation increases. This structure results in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation is required to make are subject to quarterly maximums, above which additional marketplace volume does not result in additional fees from Novation. These maximums were based on a predetermined schedule that provided for increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums were to be calculated based on Novation’s financial performance, as defined. The Amended Outsourcing Agreement also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions.

In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, which was amended in February 2002 and December 2002, the Company is able to borrow funds until December 31, 2004 up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that the Company borrows under this credit agreement bear interest at the prime rate plus 2.75% and are secured by substantially all of the Company’s assets. The Company is not subject to any financial covenants under this credit agreement. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004. In the event that the Company (i) sells any stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by the Company’s assets as of the date entered into the credit agreement, then the maximum of $25 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds it receives from any of these transactions. As of June 30, 2003, the Company had outstanding principal borrowings of $14.0 million under the line of credit and $11.0 million in remaining available funds under the terms of the agreement. During the quarter ended June 30, 2003, the Company paid approximately $2.8 million for accrued interest representing the full amount of accrued interest under the credit agreement through March 31, 2003.

In September 2001, the Company, Novation, VHA, UHC and HPPI amended the Amended Outsourcing Agreement (the Amendment). Pursuant to the Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s connectivity solution. As a result, the Company is able to provide its trading partners within Marketplace@Novation with information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerated the Company’s ability to capture critical supply chain data and enables the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

In September 2002, the Company, Novation, VHA, UHC and HPPI further amended and restated the Amended Outsourcing Agreement (the Revised Amended Outsourcing Agreement). As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, the Revised Amended Outsourcing Agreement reduced the quarterly maximums for the third and fourth quarters of 2002. In the third quarter and fourth quarters of 2002, the amount of fees which otherwise would have been received from Novation were reduced by these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited to the maximums in place in those periods. Under the Revised Amended Outsourcing Agreement, beginning in 2003, the quarterly maximums for a given year were to be calculated as a percentage of Novation’s estimated revenue, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year were subject to adjustment based on any revisions to Novation’s estimated full year revenue for that year. Any difference in the calculated quarterly maximums for the year that resulted from differences between Novation’s estimated and actual revenue for that year would have increased or decreased the quarterly maximums in the subsequent year. Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer was limited to data from Novation and HPPI-sponsored marketplaces only. Also, Novation’s supplier recruitment rights were reduced such that Novation had the exclusive right to recruit suppliers for Novation and HPPI-sponsored marketplaces and not for any other current or future marketplaces.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the Company, Novation, VHA, UHC and HPPI amended and restated the Revised Amended Outsourcing Agreement (the Fourth Amended and Restated Outsourcing Agreement) to simplify and clarify its terms and conditions. Among other changes, the parties agreed to eliminate Novation’s revenue as the basis for the calculation of the quarterly maximums and the process by which these quarterly maximums could have been adjusted based on differences in Novation’s estimated and actual revenue. Rather, under the Fourth Amended and Restated Outsourcing Agreement, the quarterly maximums have been established at $18.0 million in the third quarter of 2003, $15.2 million in the fourth quarter of 2003 and then, beginning in the first quarter of 2004, $15.25 million in each quarter thereafter through the expiration of the initial term on March 30, 2010. Additionally, the parties amended the terms of the agency relationship between the Company and Novation to provide the Company with increased responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from these suppliers. Also, the parties have further clarified the terms of the rights to the data collected by the Company through its supply chain management solutions to better enable the Company to offer its solutions to other hospitals and group purchasing organizations while protecting the privacy and confidentiality of the data for these entities.

In the six months ended June 30, 2002 and 2003, the fees paid to the Company by Novation totaled $31.1 million and $36.0 million, respectively. The fees paid to the Company by Novation in each of the last four quarters, including the quarter ended June 30, 2003, were limited by the quarterly maximums in those periods.

8.    LITIGATION

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s IPO) as well as its Chairman and Chief Executive Officer, Robert Zollars, and its former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of the Company’s stock. The Company and its officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in its IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between issuers and plaintiffs. The acceptance of the settlement by the plaintiff is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Due to the inherent uncertainties of litigation generally however, the Company cannot accurately predict the ultimate outcome of the lawsuits.

9.    SUBSEQUENT EVENT

On July 21, 2003, the Company announced that it had signed a definitive asset purchase agreement with I-many, Inc. to acquire I-many’s Health & Life Sciences business. Under the terms of the purchase agreement, the Company will acquire substantially all of the assets of I-many’s Health & Life Sciences business for a purchase price of $20.0 million in cash and common stock and the Company will assume certain liabilities related to the acquired business. The Company may also issue up to an additional $5.0 million in common stock, subject to the acquired business achieving certain revenue targets subsequent to the acquisition. The Company believes that this acquisition will enable the Company to offer a deep, proven contract management solution for hospitals, suppliers and group purchasing organizations, deliver greater operational efficiencies and cost savings to the healthcare industry and accelerate the Company’s growth and customer diversification. The transaction is subject to approval by I-many’s shareholders.

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

Our operations have grown significantly since inception. We have significantly increased the number of customers, both hospitals and suppliers, that use our solutions, we have introduced new and enhanced solutions to offer to our customers and we have generated increasing levels of marketplace volume related to Marketplace@Novation™. As a result of quarterly fee maximums under our outsourcing and operating agreement with Novation, LLC, or Novation, VHA Inc., or VHA, University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International, LLC, or HPPI, additional marketplace volume above a certain level does not result in incremental fees to us. In addition, as a result of our adoption of Emerging Issues Task Force Abstract No. 01-9, or EITF No. 01-9, our reported marketplace revenue does not reflect the level of fees we receive from these related parties for the marketplace services that we provide. Under EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in an offset of the related party revenue reported (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

In September 2001, we amended the Amended Outsourcing Agreement. Pursuant to this amendment to the Amended Outsourcing Agreement, or Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for Marketplace@Novation member purchases when the purchase was not facilitated by our connectivity solution. As a result, we are able to provide our customers within Marketplace@Novation with information relating to all purchases made by hospitals from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerated our ability to capture critical supply chain data and enables us to capture important purchasing information without first requiring full adoption of our connectivity services.

In September 2002, we further amended and restated the Amended Outsourcing Agreement. As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, this revision to the Amended Outsourcing Agreement, or Revised Amended Outsourcing Agreement, reduced the quarterly maximums for the third and fourth quarters of 2002. In the third and fourth quarters of 2002, the fees we received from Novation were limited by these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited by the maximums in place in those periods. Under the Revised Amended Outsourcing Agreement, beginning in 2003, the quarterly maximums for a given year were to be calculated as a percentage of Novation’s estimated revenue, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year were subject to adjustment based on any revisions to Novation’s estimated full year revenue for that year. Any difference in the calculated quarterly maximums for the year that resulted from differences between Novation’s estimated and actual revenue for that year would have increased or decreased the quarterly maximums in the subsequent year.

Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer was limited to data from Novation and HPPI-sponsored marketplaces only. Also, Novation’s supplier recruitment rights were reduced such that Novation had the exclusive right to recruit suppliers for Novation and HPPI-sponsored marketplaces and not for any other current or future marketplaces.

In August 2003, we amended and restated the Revised Amended Outsourcing Agreement to simplify and clarify its terms and conditions. Among other changes, under the terms of this revision to the Revised Amended Outsourcing Agreement, or the Fourth Amended and Restated Outsourcing Agreement, the parties agreed to eliminate Novation’s revenue as the basis for the calculation of the quarterly maximums and the process by which these quarterly maximums could have been adjusted based on differences in Novation’s estimated and actual revenue. Rather, under the Fourth Amended and Restated Outsourcing Agreement, the quarterly maximums have been established at $18.0 million in the third quarter of 2003, $15.2 million in the fourth quarter of 2003 and then, beginning in the first quarter of 2004, $15.25 million in each quarter thereafter through the expiration of the initial term on March 30, 2010. Additionally, we amended the terms of our agency relationship with Novation to provide us with increased responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from these suppliers. Also, the parties have further clarified the terms of the rights to the data collected by us through our supply chain management solutions to better enable us to offer our solutions to other hospitals and group purchasing organizations while protecting the privacy and confidentiality of the data for these entities.

In the six months ended June 30, 2002 and 2003, the fees paid to us by Novation totaled $31.1 million and $36.0 million, respectively. The fees paid to us by Novation in each of the last four quarters, including the quarter ended June 30, 2003, were limited by the quarterly maximums in those periods. Based on the established quarterly maximums for the third and fourth quarters of 2003 and our expectations regarding the levels of marketplace volume that will be processed through Marketplace@Novation, which will result in us achieving these quarterly maximums, we currently expect to generate $69.2 million in fees from Novation in 2003. Based on the levels of marketplace volume we are currently achieving, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums. As a result, marketplace volume above a certain level will not result in incremental fees being paid by Novation because of the maximums. The fees paid by Novation to us over the term of the Fourth Amended and Restated Agreement will be dependent on our ability to continue to generate sufficient marketplace volume to achieve the quarterly maximums.

Proposed Acquisition

On July 21, 2003, we announced that we signed a definitive asset purchase agreement with I-many, Inc. to acquire I-many’s Health & Life Sciences business. Under the terms of the purchase agreement, we will acquire substantially all of the assets of I-many’s Health & Life Sciences business for a purchase price of $20.0 million in cash and common stock and we will assume certain liabilities related to the acquired business. We may also issue up to an additional $5.0 million in common stock, subject to the acquired business achieving certain revenue targets subsequent to the acquisition. We believe that this acquisition will enable us to offer a deep, proven contract management solution for hospitals, suppliers and group purchasing organizations, deliver greater operational efficiencies and cost savings to the healthcare industry and accelerate our growth and customer diversification. The transaction is subject to approval by I-many’s shareholders.

Other Matters

Since inception, we have incurred significant losses and, as of June 30, 2003, had an accumulated deficit of $660.3 million. In 2003, we expect that our losses will decrease as compared to fiscal 2002 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of partnership costs, amortization of deferred compensation and write-down of notes receivable, as well as anticipated increases in revenue. As a result of the application of EITF No. 01-9, non-cash amortization of partnership costs is being offset against the fees we receive from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in a reduction in the amortization classified as an operating expense (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Marketplace Revenue

Transaction Fees. Transaction fee revenue represents the negotiated percentage of the purchase price, or marketplace volume, of products in transactions between signed participants in Marketplace@Novation that are either (i) processed by hospitals utilizing Neoforma OMS, or (ii) processed through means other than Neoforma OMS, but for which the transaction data is obtained and processed through Neoforma OMS for the benefit of our customers. The gross marketplace volume of a transaction is the price of a product as agreed to by the buyer and the supplier, regardless of whether the transaction occurs through Neoforma OMS, or whether we obtain the transaction data, process it and make it available to the customers who utilize the marketplace. Transactions fees from Novation, a related party, are subject to quarterly maximums as discussed under “Strategic Relationship.” We recognize transaction fees on a net basis, because we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, we do not:

•	establish the prices of products paid by buyers;
•	take title to products to be shipped from the supplier to the buyer, nor do we take title to or assume the risk of loss of products prior to or during shipment;
•	bear the credit and collections risk of the purchaser to the supplier; or
•	bear the risk that the product will be returned.

Subscription Fees.    Subscription fee revenue is generated from suppliers participating in Marketplace@Novation that pay a monthly, quarterly or annual subscription fee that is not based on marketplace volume. For these suppliers, we recognize their subscription fees ratably over the period of the subscription agreement, as that is the period over which the services are performed. We also generate subscription fees through other agreements with suppliers that participate in Marketplace@Novation that pay a periodic subscription fee calculated as a percentage of their periodic product sales under Novation contracts. We recognize these fees in the period that the contracted products are sold if the fees are fixed or determinable and collection is reasonably assured.

EITF No. 01-9.    As a result of the application of EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in a reduction of the related party revenue reported. As a result, as discussed in Note 3 to the Notes to Condensed Consolidated Financial Statements, our reported related party marketplace revenue does not reflect the level of fees received from related parties for those marketplace services.

Trading Partner Services Revenue

Software License Fees.    We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Our software license revenue currently consists of the revenue related to a single three-year technology license agreement entered into in August 2001 between Global Healthcare Exchange, LLC, or GHX, and us, under which GHX has licensed from us portions of our NeoConnect™ platform, which is being recognized ratably over the three-year term of the agreement, and revenue related to Neoforma MMS, which consists primarily of the assets acquired from Revelocity Corporation in December 2002.

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

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectibility of both our accounts receivable and our notes receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2003, our accounts receivable balance was $3.4 million, net of allowance for doubtful accounts of $225,000. Management also analyzes the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2003, we had a notes receivable balance of $1.6 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s estimate of the liability related to our pending litigation, see Part II, Item 1, Legal Proceedings, is based on claims and other information known to us and management’s assessment of the probability of loss. As additional information becomes available, we reassess and revise our estimates as appropriate. Revisions in our estimates of the potential liability could materially impact our results of operations, cash flows and financial position in the period such revisions are made. As of June 30, 2003, we had accrued $34,000 for potential liability related to our pending litigation.

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

If we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, and acquisition related intangible assets, net of amortization, amounted to $136.4 million and $2.3 million, respectively, as of June 30, 2003.

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

If we determine that the carrying value of goodwill may not be recoverable based upon our annual impairment test or the existence of one or more of the above indicators of impairment, we would determine the fair value of our reporting units utilizing discounted cash flows and relative market multiples for comparable businesses. As we have fully integrated our previously acquired companies, discrete financial information for the acquisitions is no longer available. As a result, we will complete the impairment test of goodwill on an enterprise value basis. We perform our annual impairment test on goodwill during the fourth quarter of our fiscal year. Goodwill amounted to $1.4 million at June 30, 2003.

Results of Operations

Three Months Ended June 30, 2002 as Compared to Three Months Ended June 30, 2003

Revenue

Marketplace Revenue

Related Party.    Related party marketplace revenue consists of fees paid by Novation for marketplace services. For the three months ended June 30, 2002 and 2003, related party marketplace revenue consisted solely of fees paid by Novation to us under the terms of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $17.0 million and $17.3 million of amortization of partnership costs against related party marketplace revenue for the three months ended June 30, 2002 and 2003, respectively, there was no related party marketplace revenue for the three months ended June 30, 2002 and 2003. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other.    Other marketplace revenue consists of marketplace revenue received from customers that are not related parties, and consists generally of transaction-based fees and subscription fees. Other marketplace revenue increased from $160,000 for the three months ended June 30, 2002 to $1.1 million for the three months ended June 30, 2003. The increase was due to increased revenue generated from suppliers related to their participation in Marketplace@Novation.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue consists of revenue generated from the sale of solutions that are complementary to our marketplace services. Currently, trading partner services revenue consists of revenue relating to Market Intelligence Services and Contract Management and Administration Services provided to manufacturers and distributors, revenue relating to the sale of software and technology solutions, revenue relating to Neoforma DMS, revenue relating to Neoforma MMS and revenue from other value added services to our customers. The increase in trading partner services revenue from $421,000 for the three months ended June 30, 2002 to $1.4 million for the three months ended June 30, 2003 was primarily due to new revenue generated from Market Intelligence Services, Contract Management and Administration Services and Neoforma MMS and an increase in revenue generated from Neoforma DMS. The Market Intelligence Services and Contract Management and Administration Services were introduced in connection with our July 2002 acquisition of substantially all of the assets of MedContrax, Inc. and Med-ecorp, Inc. Neoforma MMS was introduced in connection with our December 2002 acquisition of substantially all the assets of Revelocity.

Operating Expenses

Cost of Services.    Cost of services consists primarily of the costs to perform hospital and supplier implementation activities as well as the costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees paid to independent contractors, consultants and companies to which we outsource services. Cost of services decreased from $2.0 million for the three months ended June 30, 2002 to $1.5 million for the three months ended June 30, 2003. The decrease resulted primarily from lower employee related costs such as salary, bonuses and other compensation related costs due to a decrease in headcount from 28 as of June 30, 2002 to 21 as of April 1, 2003, although this headcount increased to 27 as of June 30, 2003.

Additionally, the amount of depreciation and other overhead costs allocated to the cost of services category decreased by $225,000 from the second quarter of 2002 to the second quarter of 2003. We expect our cost of services to increase in future periods as we continue to connect both hospitals and suppliers to our solutions, as we expand the group in conjunction with the expansion of our professional services offerings that we offer, particularly Neoforma DMS, and as we continue to support and service an increasing number of customers on our various solutions.

Operations.    Operations expenses consist primarily of expenditures for the operation and maintenance of our solutions and our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. Operations expenses increased from $3.5 million for the three months ended June 30, 2002 to $4.8 million for the three months ended June 30, 2003. The increase was primarily due to a $1.9 million increase in depreciation expense allocated to operations relating to assets that were placed into service in mid-2002. This increase was partially offset by reductions in employee related costs resulting from a decrease in headcount in the operations group from 58 as of June 30, 2002 to 47 as of June 30, 2003 in addition to a reduction in overhead costs of approximately $222,000 allocated to the operations category. We expect our operations expenses to increase as we expand our operating infrastructure and as we continue to add content and functionality to our solutions.

Product Development.    Product development expenses consist primarily of personnel expenses, fees paid to consultants and contractors and technology costs associated with the development and enhancement of our solutions and its functionality. Product development expenses increased from $4.0 million for the three months ended June 30, 2002 to $4.2 million for the three months ended June 30, 2003. The increase was due primarily to an increase in payroll related expenses in the product development group as a result of an increase in full time employees in the group from 56 as of June 30, 2002 to 74 as of June 30, 2003. The increase in full time employees resulted in decreased expenses related to consultants and contractors, which partially offset the increase in payroll related expenses. The increase was also partially offset by a decrease in depreciation and deferred stock compensation of $259,000 in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from $2.9 million for the three months ended June 30, 2002 to $4.6 million for the three months ended June 30, 2003. The increase was primarily due to an increase in payroll related expenses that resulted from an increase in full time employees in our selling and marketing group from 32 as of June 30, 2002 to 67 as of June 30, 2003. We also increased our marketing efforts in the first half of 2003 to update our corporate identity, resulting in an increase in marketing expenses in the second quarter of 2003 as compared to the same period in 2002 of approximately $225,000. We recognize that selling and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products and, as a result, we intend to continue to invest further in selling and marketing activities in 2003. We expect selling and marketing costs to increase during 2003.

General and Administrative.    General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $4.1 million for the three months ended June 30, 2002 to $3.1 million for the three months ended June 30, 2003. The decrease was primarily due to a $673,000 reduction in amortization of deferred compensation and depreciation in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. We expect general and administrative expenses to increase slightly during 2003 as we make investments, primarily in personnel, to support our growth.

Amortization of Intangible Assets.    We amortize intangible assets on a straight-line basis over a period of three to five years. Amortization of intangible assets increased from $0 for the three months ended June 30, 2002 to $147,000 for the three months ended June 30, 2003. Subsequent to the second quarter of 2002, we recorded intangible assets, other than goodwill, of $2.7 million in connection with the acquisitions of substantially all of the assets of MedContrax, Med-ecorp and Revelocity. The amortization of intangible assets of $147,000 for the three months ended June 30, 2003 related to these assets.

Amortization of Partnership Costs.    Amortization of partnership costs represents the amortization of the shares of our common stock issued to certain strategic partners. As of June 30, 2003, capitalized partnership costs represented common stock and restricted common stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreements with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $2.4 million for the three months ended June 30, 2002 to $833,000 for the three months ended June 30, 2003. The decrease in amortization of partnership costs classified as an operating expense is the result of (i) a decrease of $1.2 million in the gross amount of amortization of partnership costs, prior to the offset against related party revenue, incurred in the three months ended June 30, 2003 as compared to 2002 and (ii) the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $17.2 million and $17.5 million of amortization of partnership costs against related party revenue for the three months ended June 30, 2002 and 2003, respectively. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our unaudited condensed consolidated statements of cash flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs decreased from approximately $19.6 million in the three months ended June 30, 2002 to $18.4 million for the three months ended June 30, 2003. Although there were incremental partnership costs capitalized from the date we entered into the Outsourcing Agreement through June 30, 2003 related to the earning of the restricted common stock by VHA and UHC, certain of the capitalized partnership costs had been fully amortized as of March 31, 2003. These partnership costs that had been fully amortized as of March 31, 2003 were capitalized at higher levels than those that have been capitalized in more recent periods due to the fact that (i) the number of restricted shares earned by VHA and UHC and (ii) the capitalized value of each earned restricted share were higher in historical periods than in more recent periods. As a result, the overall amortization of partnership costs associated with the restricted common stock decreased in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the three months ended June 30, 2002 and 2003, we recorded $127,000 and $3,000, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $1.0 million and $500,000 during the three months ended June 30, 2002 and 2003, respectively.

In late 2001, the first half of 2002 and early 2003, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $4.2 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 1, 2005, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight-line method of amortization.

Amortization of this deferred compensation is reversed for any amounts recognized on restricted stock grants that do not vest due to employee terminations or employee attrition. During the three months ended June 30, 2003, we recorded no such reductions of this deferred compensation. We recorded amortization of deferred compensation related to these shares, net of reversals relating to forfeitures, of $625,000 and $503,000 during the three months ended June 30, 2002 and 2003, respectively.

We expect to amortize the remaining total deferred compensation of $673,000 at June 30, 2003 as follows: $453,000 during fiscal 2003, $207,000 during fiscal 2004 and $13,000 during fiscal 2005. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the unaudited condensed consolidated statements of operations.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income for the three months ended June 30, 2003 was $80,000 compared to $271,000 for the three months ended June 30, 2002. The decrease in interest income was due primarily to a reduction in interest earned on notes receivable from employees and stockholders as a result of the repayment of several of these notes prior to the second quarter of 2003. Interest expense increased from $294,000 for the three months ended June 30, 2002 to $300,000 for the three months ended June 30, 2003. During the three months ended June 30, 2002, we capitalized interest related to purchased software being configured for use in our solutions that was not yet placed in service. During the three months ended June 30, 2003, the purchased software had been placed into service and we expensed the related interest costs, resulting in an increase in interest expense for the three months ended June 30, 2003 as compared to June 30, 2002. This increase was partially offset by reduced interest as a result of lower overall debt levels, particularly on our line of credit with VHA, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

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

Six Months Ended June 30, 2002 as Compared to Six Months Ended June 30, 2003

Revenue

Marketplace Revenue

Related Party.    For the six months ended June 30, 2002 and 2003, related party marketplace revenue consisted solely of fees paid by Novation to us under the terms of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of approximately $30.9 million and $34.6 million of amortization of partnership costs against related party marketplace revenue for the six months ended June 30, 2002 and 2003, respectively, there was net related party marketplace revenue of $0 and $297,000 for the six months ended June 30, 2002 and 2003, respectively. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other.    Other marketplace revenue increased from $489,000 for the six months ended June 30, 2002 to $1.4 million for the six months ended June 30, 2003. The increase was due to increased revenue generated from suppliers related to their participation in Marketplace@Novation. This increase was partially offset by a decrease in revenue from the NeoMD operations from $211,000 in the six months ended June 30, 2002 to none in the six months ended June 30, 2003 as a result of the divestiture of NeoMD at the end of March 2002.

Trading Partner Services Revenue

Trading Partner Services.    Trading partner services revenue increased from $704,000 for the six months ended June 30, 2002 to $3.5 million for the six months ended June 30, 2003, primarily due to new revenue generated from Market Intelligence Services, Contract Management and Administration Services and Neoforma MMS and an increase in revenue generated from Neoforma DMS. Our Market Intelligence Services and Contract Management and Administration Services were introduced in connection with our July 2002 acquisition of substantially all of the assets of MedContrax and Med-ecorp. Neoforma MMS was introduced in connection with our December 2002 acquisition of substantially all the assets of Revelocity.

Operating Expenses

Cost of Services.    Cost of services decreased from $4.2 million for the six months ended June 30, 2002 to $2.9 million for the six months ended June 30, 2003. The decrease resulted primarily from lower employee related costs such as salary, bonuses and other compensation related costs due to a decrease in headcount from 28 as of June 30, 2002 to 21 as of April 1, 2003, although this headcount increased to 27 as of June 30, 2003. Additionally, the amount of deferred stock compensation, depreciation and overhead costs allocated to the cost of services category decreased by $580,000 from the first six months of 2002 to the first six months of 2003. We expect our cost of services to increase slightly in future periods as we continue to connect both hospitals and suppliers to our solutions, as we expand the group in conjunction with the expansion of our professional services offerings that we offer, particularly Neoforma DMS, and as we continue to support and service an increasing number of customers on our various solutions.

Operations.    Operations expenses increased from $6.8 million for the six months ended June 30, 2002 to $9.9 million for the six months ended June 30, 2003. The increase was primarily due to a $4.2 million increase in depreciation expense allocated to operations relating to assets that were placed into service in mid-2002. This increase was partially offset by reductions in employee related costs resulting from a decrease in headcount in the operations group from 58 as of June 30, 2002 to 47 as of June 30, 2003 and decreased overhead costs of $343,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. We expect our operations expenses to continue to increase as we expand our operating infrastructure and as we continue to add content and functionality to our solutions.

Product Development.    Product development expenses increased from $7.7 million for the six months ended June 30, 2002 to $8.9 million for the six months ended June 30, 2003. The increase was due primarily to an increase in payroll related expenses in the product development group as a result of an increase in full time employees in the group from 56 as of June 30, 2002 to 74 as of June 30, 2003 and increased overhead costs of $274,000. The increase in full time employees resulted in decreased expenses related to consultants and contractors, which partially offset the increase in payroll related expenses. The increase was also partially offset by a decrease in depreciation and deferred stock compensation of $476,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods.

Selling and Marketing.    Selling and marketing expenses increased from $6.3 million for the six months ended June 30, 2002 to $9.6 million for the six months ended June 30, 2003. The increase was primarily due to an increase in payroll related expenses that resulted from an increase in full time employees in our selling and marketing group from 32 as of June 30, 2002 to 67 as of June 30, 2003 and increased overhead costs of $533,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. We also increased our marketing efforts in the first six months of 2003 to update our corporate identity, resulting in an increase in marketing expenses of approximately $317,000 in the first six months of 2003 as compared to the same period in 2002. This increase in selling and marketing costs was partially offset by a reduction of $284,000 in the amortization of deferred compensation associated with selling and marketing personnel. We recognize that selling and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products and, as a result, we intend to continue to invest further in selling and marketing activities in 2003. We expect selling and marketing costs to increase during the second half of 2003.

General and Administrative.    General and administrative expenses decreased from $7.7 million for the six months ended June 30, 2002 to $6.1 million for the six months ended June 30, 2003. The decrease was primarily due to a $1.3 million reduction in amortization of deferred compensation in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. We expect general and administrative expenses to increase slightly during the second half of 2003 as we make investments, primarily in personnel, to support our growth.

Amortization of Intangible Assets.    Amortization of intangible assets increased from $0 for the six months ended June 30, 2002 to $294,000 for the six months ended June 30, 2003. Subsequent to the first six months of 2002, we recorded intangible assets, other than goodwill, of $2.7 million in connection with the acquisitions of substantially all of the assets of MedContrax, Med-ecorp and Revelocity. The amortization of intangible assets of $294,000 for the six months ended June 30, 2003 related to these assets.

Amortization of Partnership Costs.    As of June 30, 2003, capitalized partnership costs represented common stock and restricted common stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreements with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $7.6 million for the six months ended June 30, 2002 to $833,000 for the six months ended June 30, 2003. The decrease in amortization of partnership costs classified as an operating expense is the result of (i) a decrease of $3.5 million in the gross amount of amortization of partnership costs incurred, prior to the offset against related party revenue, in the six months ended June 30, 2003 as compared to 2002 and (ii) the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset approximately $31.2 million and $34.5 million of amortization of partnership costs against related party revenue for the six months ended June 30, 2002 and 2003, respectively. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our unaudited condensed consolidated statements of cash flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs decreased from approximately $38.8 million to $35.4 million for the six months ended June 30, 2002 and 2003, respectively. Although there were incremental partnership costs capitalized from the date we entered into the Outsourcing Agreement through June 30, 2003 related to the earning of the restricted common stock by VHA and UHC, certain of the capitalized partnership costs had been fully amortized as of December 31, 2002. These partnership costs that had been fully amortized as of December 31, 2002 were capitalized at higher levels than those that have been capitalized in more recent periods due to the fact that (i) the number of restricted shares earned by VHA and UHC and (ii) the capitalized value of each earned restricted share were higher in historical periods than in more recent periods. As a result, the overall amortization of partnership costs associated with the restricted common stock decreased in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation.    Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the six months ended June 30, 2002 and 2003, we recorded $210,000 and $81,000, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $2.2 million and $1.0 million during the six months ended June 30, 2002 and 2003, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD, Inc. prior to our acquisition of EquipMD in April 2000, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the six months ended June 30, 2002, we recorded $1.2 million in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business, which we divested in March 2002. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, related to these options of $51,000 during the six months ended June 30, 2002. As we divested these operations in March 2002, we no longer employ any EquipMD employees. As such, we do not have any remaining deferred compensation related to these employees and are no longer incurring amortization expenses relating to this deferred compensation.

In late 2001, the first half of 2002 and early 2003, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $4.2 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 1, 2005, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight-line method of amortization.

Amortization of this deferred compensation is reversed for any amounts recognized on restricted stock grants that do not vest due to employee terminations or employee attrition. During the six months ended June 30, 2003, we recorded $144,000 in reductions of this deferred compensation. We recorded amortization of deferred compensation related to these shares, net of reversals relating to forfeitures, of $51,000 and $713,000 during the six months ended June 30, 2002 and 2003, respectively.

The remaining total deferred compensation of $673,000 at June 30, 2003 is expected to be amortized as follows: $453,000 during fiscal 2003, $207,000 during fiscal 2004 and $13,000 during fiscal 2005. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of deferred compensation has been separately allocated to these categories in the unaudited condensed consolidated statements of operations.

Restructuring.    During the six months ended June 30, 2002, we reversed $68,000 of restructuring accruals, because we determined that restructuring costs related to the sale of our NeoMD operations would be less than originally anticipated. Our NeoMD operations, which consisted primarily of EquipMD, were sold in the first quarter of 2002. No restructuring charges were recorded during the six months ended June 30, 2003.

Recovery of Funds from Non-Marketable Investments.    Pointshare, Inc. notified us in September 2001 that it was in the process of selling its remaining assets and winding down its operations. Pointshare was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001. During the six months ended June 30, 2002, we received $184,000 from the bankruptcy trustee for Pointshare.

Loss on Divested Business.    During the six months ended June 30, 2002, the loss on divested business consisted of a loss of $59,000 incurred as a result of the sale of the NeoMD operations.

Other Income (Expense).    Other income (expense) consists of interest and other income and expense. Interest income for the six months ended June 30, 2003 was $131,000 compared to $390,000 for the six months ended June 30, 2002. The decrease in interest income was due primarily to a reduction in interest earned on notes receivable from employees and stockholders as a result of the repayment of several of these notes during the six months ended June 30, 2003. Interest expense decreased from $651,000 for the six months ended June 30, 2002 to $574,000 for the six months ended June 30, 2003. The decrease in interest expense was the result of lower overall debt levels, particularly on our line of credit with VHA, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was partially offset by higher interest expense related to purchased software. During the six months ended June 30, 2002, we capitalized interest as the software was not yet placed in service. During the six months ended June 30, 2003, because the software had been placed into service, we expensed the interest costs.

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

Liquidity and Capital Resources

In April 2001, we entered into a $25.0 million revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002 and December 2002, we are able to borrow funds until December 31, 2004, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. We are not subject to any financial covenants under this credit agreement. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25.0 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of June 30, 2003, we had outstanding borrowings of $14.0 million under the line of credit and $11.0 million remaining available under the terms of the agreement. In April 2003, we paid VHA $2.8 million of accrued interest, representing the full amount of accrued interest under the credit agreement through March 31, 2003.

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility.

As of June 30, 2003, we had outstanding borrowings of $27,000 under this facility.

In August 1999, in connection with our acquisition of General Asset Recovery, LLC, or GAR, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the GAR operations. In accordance with the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001 and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of June 30, 2003, the outstanding balance on the note was $662,000.

In July 2000, as compensation for the advisory services rendered in connection with the termination of the proposed mergers with Healthvision, Inc. and Eclipsys Corporation, the Outsourcing Agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. The remaining balance of $2.5 million was repaid in April 2003.

As of June 30, 2003, we had $14.8 million of outstanding bank, other borrowings and notes payable, $21.9 million of cash, cash equivalents and short-term investments and $1.0 million of restricted cash.

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

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to purchase $4.3 million of consulting services from their professional services organizations over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of June 30, 2003, we had utilized $1.6 million of these professional services.

As discussed in Note 3 to the Notes to Condensed Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain costs associated with equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement, as amended, as an offset against related party revenue from VHA, UHC and Novation. This treatment results in the offset of non-cash amortization of partnership costs against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities on the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our unaudited condensed consolidated statements of cash flows.

Net cash used in operating activities was $32.1 million and $25.7 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in operating activities for the six months ended June 30, 2003 primarily related to cash utilized to fund net losses, decreases in accrued liabilities, accrued payroll and accounts payable, accrued interest payable on related party notes payable and an increase in accounts receivable, which were partially offset by an increase in deferred revenue. Net cash used in operating activities for the six months ended June 30, 2002 primarily related to cash utilized to fund net losses and decreases in accounts payable, accrued liabilities and accrued payroll and increases in prepaid expenses and other current assets, which were partially offset by decreases in restricted cash and other assets.

Net cash used in investing activities was $3.8 million and $2.0 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in investing activities for the six months ended June 30, 2003 related primarily to the purchase of equipment to operate our solutions. Net cash used in investing activities for the six months ended June 30, 2002 related to the purchase of equipment to operate our solutions.

Net cash provided by financing activities was $30.6 million and $30.1 million for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by financing activities for the six months ended June 30, 2003 primarily related to fees received from Novation under the terms of the Outsourcing Agreement, as amended, collections of notes receivable from stockholders and proceeds from the issuance of common stock under our employee stock purchase plan, which were partially offset by repayments of notes payable. Net cash provided by financing activities for the six months ended June 30, 2002 primarily related to fees received from Novation under the terms of the Outsourcing Agreement, as amended, which were partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of cash and cash equivalents, combined with those funds we expect to generate in 2003 and funds available to us through our line of credit, will be sufficient to meet our anticipated needs for working capital, capital expenditures and acquisitions, including the cash consideration related to the proposed acquisition of I-many’s Health & Life Sciences business, through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Hospitals and suppliers may not accept our business model of providing Web-based supply chain management solutions for the healthcare industry and, as a result, we may not succeed in increasing our revenue and controlling our expenses to the extent necessary to continue to be cash flow positive during 2003 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We also may need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock, finance any acquisitions or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

Our solutions and fee model are untested and their acceptance is not assured

Our solutions are either of recent introduction or are currently under development, and their acceptance by our existing and potential customers is therefore untested and uncertain. Our current business plan includes seeking a large portion of our revenue from participating suppliers. Obtaining the acceptance from such suppliers to pay our fees has proven difficult. If suppliers do not accept our solutions or our fee model, it would have a serious negative impact on our business.

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $34.0 million for the six months ended June 30, 2003. In addition, as of June 30, 2003, we had an accumulated deficit of $660.3 million. We have not achieved profitability, and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

Our main source of business is derived from the solutions we provide through Marketplace@Novation, and we rely on our relationship with our supply chain partners to drive participation in Marketplace@Novation. As a result, our business may be seriously harmed if these relationships are materially altered or terminated

We expect to rely significantly on our relationship with Novation and, to a lesser extent, our other strategic allies, to bring hospitals and suppliers to Marketplace@Novation. We rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to hospitals will be substantially decreased and our business will suffer. We rely significantly on VHA and UHC to recruit and retain hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

Under the Fourth Amended and Restated Outsourcing Agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the Fourth Amended and Restated Outsourcing Agreement could be terminated, which would seriously harm our business and financial results.

We face numerous risks in connection with the proposed transaction with I-many, which may adversely affect our results of operations whether or not the acquisition is completed, and the acquisition may not be completed on a timely basis or at all.

On July 20, 2003, we entered into an asset purchase agreement with I-many, which is expected to close later this year. In response to this pending transaction, our customers and I-many’s customers may defer purchasing decisions or elect to switch to our competitors due to uncertainty about the direction of our product offerings following the acquisition. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market value of our common stock, and therefore the amount of stock we may issue to I-many at closing, will likely continue to fluctuate prior to completion of the proposed transaction due to changes in the business, operations or prospects of us or I-many, market assessments of the purchase, regulatory considerations, market and economic considerations or other factors, which could result in additional dilution to our stockholders. If the proposed transaction is completed, we will continue to face risks associated with integration of the businesses and operations, and we may not realize the anticipated benefits or synergies of the acquisition (primarily associated with anticipated restructurings and other operational efficiencies) to the extent or in the timeframe anticipated. In addition, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations. In the event the transaction is not completed, our business may be harmed to the extent that our customers, suppliers or others believe that we cannot effectively compete in the marketplace without the acquisition, or there is customer and employee uncertainty surrounding the future direction of our product offerings and strategy. We also will be required to pay significant costs incurred in connection with the acquisition, including legal and accounting fees, whether or not the purchase is completed.

Our operating results are difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our revenue and operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	the fees we collect from suppliers;
•	the number and timing of new hospitals and suppliers that sign up to use our solutions and our ability to implement and train them;
•	changes in the fees we charge users of our solutions;
•	the timing and size of non-recurring software license deals;
•	the timing of and expenses incurred in enhancing our solutions;
•	the fees we collect from Novation, which are subject to quarterly maximums that have been achieved in certain prior periods;
•	the amount of related party revenue we offset by amortization of partnership costs; and
•	the timing and size of any future acquisitions.

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

If our hospital and supplier customers refuse to provide us with consent to use data derived from transactions conducted through Marketplace@Novation, even in blinded and aggregated form, or if they decide to not participate in Marketplace@Novation or to use our solutions due to concern about potential release of such data to Novation, our business strategy may not succeed

We expect to derive a portion of our future revenue from information services that require the aggregation and blinding of data from our hospital and supplier customers. To execute on our data services strategy, we must be able to secure the consent of our customers to various uses of their data. To secure such consent, we must be able to assure these customers that we will at all times protect the confidentiality of their data. If we are unable to provide such assurance, or if we fail to meet the levels of assurance provided, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions we have agreed to concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so may subject us to liability for contractual damages and seriously impair our data services strategy. If potential customers are concerned about Novation using their transaction data, they may decide to forgo use of our solutions and this could seriously impair our ability to generate revenue in the future.

If we are unable to enhance the functionality of our solutions, our hospital, supplier and GPO customers may not choose to utilize our solutions, which would harm our business

If we do not maintain and expand the functionality and reliability of our solutions, hospital, supplier and GPO customers may not use them. We must continue to develop the capability to integrate our solutions with our hospital and supplier customers’ business processes and information systems. We may incur significant expenses in developing these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate some of our solutions with suppliers’ and hospitals’ enterprise software systems will require the continued cooperation of and collaboration with the companies that develop and market these systems. Suppliers and hospitals use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of hospitals and suppliers. Failure to provide these capabilities would limit the efficiencies that our solutions provide and may deter our hospital and supplier customers from using our solutions.

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

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, own approximately 5.8 million and 1.6 million shares of our common stock, respectively. In addition, VHA and UHC own approximately 3.1 million shares and 0.6 million shares, respectively, of restricted common stock which were subject to restrictions upon issuance, and of which a portion is still subject to those restrictions. As of June 30, 2003, VHA and UHC owned 46.9% and 11.6%, respectively, of our outstanding shares of common stock assuming they earned all the remaining shares of restricted stock. These relationships may deter other potential customers, particularly those that compete directly with Novation, VHA or UHC, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of June 30, 2003, we had $21.9 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and $14.8 million in outstanding borrowings and notes payable, including $14.0 million in principal outstanding under our credit agreement with VHA.

We may need to raise additional funds within the next twelve months, notwithstanding the fact that our VHA line of credit remains in place, if for example, we do not generate increased revenue or fees from our solutions, if we experience larger than anticipated operating losses or if we pursue acquisitions that contain a cash component. We may try to obtain additional financing by issuing shares of our common stock, which could dilute our existing stockholders and may cause our stock price to decline.

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

We acquired Revelocity in December 2002, have announced the potential acquisition of the Health & Life Sciences business of I-many, and we may make additional acquisitions, which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

We acquired substantially all of the assets of Revelocity in December 2002 and recently announced the potential acquisition of the Health & Life Sciences business of I-many. We may decide that it would be in our best interests to make additional acquisitions to acquire new technologies, enhance or expand our solutions or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current customers if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business and could cause the price of our common stock to decline.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997 to 257 as of June 30, 2003, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250. In addition, we expect to add approximately 150 employees in connection with the proposed acquisition of I-many’s Health & Life Sciences business. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums

We generate the substantial majority of our fees from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation is dependent on several factors and the fees are subject to limitation by quarterly maximums. In each of the last four quarters, our fees have been limited by these quarterly maximums, and our fees may be limited by these maximums in future periods.

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

Our failure to comply with applicable federal and state regulation of healthcare information could disrupt our operations, increase our operating costs and subject us to liability

We are subject to federal and state laws regulating the receipt, storage and distribution of healthcare information, which could have a material adverse effect on our ability to operate our business. Laws governing the receipt, storage and distribution of health information exist at both the federal and state level. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the implementing regulations from the Department of Health and Human Services, or HHS, mandate the use of standard transactions and identifiers, prescribed security measures and other provisions. Certain regulations of the Food and Drug Administration, or FDA, and the Hospital Conditions of Participation for the Medicare and Medicaid programs require protection of and security for health information and appropriate patient access to such information. Some of the transactions using our solutions may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other health information subject to these laws governing the receipt, storage and distribution of health information.

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

Securities class action lawsuits in which we have been named, relating to investment banking practices in connection with our initial public offering, may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our initial public offering, or IPO, by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters for our IPO, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and Fleet Boston Robertson Stephens, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. Although we have agreed to settle the suits, if the settlement is not finalized, the suits could be time-consuming, costly to defend and require us to pay significant damages.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Because our investments mature within one year, a hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by approximately $18,000.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2003	2004	2005	2006	2007
Cash equivalents and short-term investments:
Fixed rate short-term investments	$13,470	—	—	—	—
Average interest rate	1.33%	—	—	—	—

ITEM 4.    Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of our IPO) as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to artificially inflate the price of our stock. We and our officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving us. On July 15, 2002, we, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, our board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. We have agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Due to the inherent uncertainties of litigation generally however, we cannot accurately predict the ultimate outcome of the lawsuits.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Stockholders was held on May 29, 2003 at our corporate offices at 3061 Zanker Road, San Jose, California. At the meeting, our stockholders voted upon the election of two Class I directors, Edward A. Blechschmidt and Michael J. Murray, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The nominees received the following votes:

Nominee	For	Withheld	Unvoted
Edward A. Blechschmidt	8,876,756	—	9,792,984
Michael J. Murray	8,876,371	—	9,792,984

Andrew J. Filipowski and Jeffrey H. Hillebrand, our Class II directors, and Richard D. Helppie, C. Thomas Smith, and Robert J. Zollars, our Class III directors, continued to serve as our directors after the meeting, as the Class II and Class III directors were not up for reelection at the 2003 Annual Meeting of Stockholders.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

On April 29, 2003, we furnished a Form 8-K under Item 12 announcing our first quarter 2003 financial results.

On May 16, 2003, we furnished a Form 8-K under Item 12 announcing that we had revised our earlier announced first quarter 2003 financial results.

On June 3, 2003, we filed a Form 8-K under Item 4 announcing that our independent auditors had resigned, effective May 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003

NEOFORMA, INC.

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer and Secretary

INDEX TO EXHIBITS

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.