Form 10-Q
period 2003-09-30
NEOFORMA INC
filed 2003-11-14
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

The number of shares of common stock outstanding on November 11, 2003 was 19,179,461.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2002*	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$23,277	$26,519
Short-term investments	1,305	1,435
Accounts receivable, net of allowance for doubtful accounts of $259 and $229 as of December 31, 2002 and September 30, 2003, respectively	1,828	4,171
Related party accounts receivable	800	519
Prepaid expenses and other current assets	3,357	3,101

Total current assets	30,567	35,745

Property and equipment, net	16,821	9,800
Intangibles, net	2,610	2,168
Goodwill	1,414	1,414
Capitalized partnership costs, net	166,451	120,691
Non-marketable investments	83	83
Restricted cash	1,020	1,020
Other assets	1,844	1,839

Total assets	$220,810	$172,760

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$4,000	$393
Accounts payable	3,803	2,207
Accrued payroll	7,776	3,783
Other accrued liabilities	4,288	2,938
Deferred revenue	3,027	5,562

Total current liabilities	22,894	14,883

Deferred rent	623	650
Deferred revenue, less current portion	1,689	473
Other liabilities	105	—
Accrued interest on related party notes payable	2,516	245
Notes payable, less current portion:
Due to related party	14,000	14,000
Other	152	46

Total notes payable, less current portion	14,152	14,046

Total liabilities	41,979	30,297

Stockholders’ equity:
Common stock $0.001 par value:
Authorized—300,000 shares at September 30, 2003 Issued and outstanding: 17,691 and 18,645 shares at December 31, 2002 and September 30, 2003, respectively	18	19
Warrants	80	80
Additional paid-in capital	814,162	824,161
Notes receivable from stockholders	(6,460)	(5,420)
Deferred compensation	(2,649)	(424)
Accumulated deficit	(626,320)	(675,953)

Total stockholders’ equity	178,831	142,463

Total liabilities and stockholders’ equity	$220,810	$172,760

*	Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue:
Marketplace revenue:
Related party (see Note 3)	$—	$—	$—	$297
Other	248	1,016	737	2,371

Total Marketplace revenue	248	1,016	737	2,668
Trading Partner Services revenue (see Note 3)	1,180	1,896	1,884	5,365

Total revenue	1,428	2,912	2,621	8,033

Operating expenses:
Cost of services	2,312	1,895	6,475	4,754
Operations	6,459	4,947	13,305	14,888
Product development	4,381	4,451	12,120	13,377
Selling and marketing	3,095	4,648	9,391	14,258
General and administrative	3,583	2,242	11,283	8,339
Amortization of intangible assets	32	147	32	441
Amortization of partnership costs (see Note 3)	1,290	14	8,936	847
Write-off of purchased software	6	—	250	—
Write-off of in-process research and development	110	—	110	—
Restructuring	—	—	(68)	—
Recovery of funds from non-marketable investments	—	—	(184)	—
Write-down of note receivable	1,053	—	1,053	—
Loss on divested business	—	—	59	—

Total operating expenses	22,321	18,344	62,762	56,904

Loss from operations	(20,893)	(15,432)	(60,141)	(48,871)

Other income (expense):
Interest income	327	110	717	241
Interest expense	(548)	(269)	(1,199)	(844)
Other expense	(4)	(43)	(55)	(159)

Net loss	$(21,118)	$(15,634)	$(60,678)	$(49,633)

Net loss per share:
Basic and diluted	$(1.24)	$(0.85)	$(3.65)	$(2.76)

Weighted average shares—basic and diluted	16,985	18,445	16,623	17,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(60,678)	$(49,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees and officers	268	10
Provision for doubtful accounts	83	271
Depreciation and amortization of property and equipment	8,049	10,307
Write-off of purchased software	250	—
Amortization of intangibles	32	441
Amortization of partnership costs (see Note 3)	8,936	847
Amortization of deferred compensation, net of reversals	4,664	1,961
Amortization of deferred debt costs	175	—
Write-off of in-process research and development	110	—
Write-down of note receivable	1,053	—
Loss on divested business	59	—
Accrued interest on stockholder notes receivable	(54)	(19)
Change in assets and liabilities, net of acquisitions:
Restricted cash	500	—
Accounts receivable	723	(2,333)
Prepaid expenses and other current assets	(2,249)	257
Other assets	1,156	5
Accounts payable	(648)	(1,596)
Accrued liabilities and accrued payroll	(314)	(4,246)
Deferred revenue	(198)	1,319
Deferred rent	95	27
Accrued interest payable on related party notes payable	1,425	(2,271)

Net cash used in operating activities	(36,565)	(44,653)

Cash flows from investing activities:
Purchases of marketable investments	—	(2,789)
Proceeds from the sale or maturities of marketable investments	—	2,659
Cash paid in connection with the acquisition of MedContrax, Inc. and Med-ecorp, Inc.	(1,494)	—
Purchases of property and equipment	(2,097)	(3,286)

Net cash used in investing activities	(3,591)	(3,416)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	49,814	52,070
Repayments of notes payable	(2,204)	(3,713)
Collections of notes receivable from stockholders	16	1,064
Cash received related to options exercised	201	805
Proceeds from the issuance of common stock under the employee stock purchase plan	813	1,087
Common stock repurchased, net of notes receivable issued to common stockholders	—	(2)

Net cash provided by financing activities	48,640	51,311

Net increase in cash and cash equivalents	8,484	3,242
Cash and cash equivalents, beginning of period	14,096	23,277

Cash and cash equivalents, end of period	$22,580	$26,519

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2003
Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted common stock to related parties	$9,184	$7,156

Reduction of deferred compensation resulting from employee forfeitures	$792	$226

Increase in deferred compensation resulting from issuance of restricted stock to employees and officers	$516	$320

Issuance of common stock in connection with the acquisition of Revelocity Corporation	$—	$1,202

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

Since inception, the Company has incurred significant losses, and, as of September 30, 2003, had an accumulated deficit of $676.0 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2003.

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

In July 2000, the Company issued equity consideration to VHA Inc. and University HealthSystem Consortium (UHC) in connection with the Company’s outsourcing and operating agreement (Outsourcing Agreement) entered into with Novation, LLC, VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) in May 2000 (see Note 8). The Company is capitalizing this consideration when a measurement date has occurred, as defined under EITF No. 96-18. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which is being capitalized as earned, is being amortized over the term of the arrangements that result in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense.

The following table summarizes the impact the application of EITF No. 01-9 had on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue:
Related party marketplace revenue	$18,452	$17,300	$49,355	$51,900
Related party implementation revenue	173	239	459	709
Offset of amortization of partnership costs	(18,625)	(17,539)	(49,814)	(52,070)

Total related party revenue, as reported	$—	$—	$—	$539

Related party marketplace revenue, as reported	$—	$—	$—	$297
Related party trading partner services revenue, as reported	—	—	—	242

Total related party revenue, as reported	$—	$—	$—	$539

Amortization of Partnership Costs:
Amortization of partnership costs	$19,915	$17,553	$58,750	$52,917
Offset to related party revenue	(18,625)	(17,539)	(49,814)	(52,070)

Total amortization of partnership costs reported as an operating expense	$1,290	$14	$8,936	$847

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

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per common share was the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive. The total number of weighted average shares that are excluded from the diluted loss per share calculation relating to these securities was 1.6 million, 1.2 million, 2.6 million and 1.1 million shares for the three months ended September 30, 2002 and 2003, and the nine months ended September 30, 2002 and 2003, respectively. The shares excluded from the calculation of weighted average number of shares of common stock outstanding include warrants, restricted common stock and stock options.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss	$(21,118)	$(15,634)	$(60,678)	$(49,633)

Basic and diluted:
Weighted average shares of common stock outstanding	17,096	18,448	16,767	18,016
Less: Weighted average shares of common stock subject to repurchase	(111)	(3)	(144)	(26)

Weighted average shares used in computing basic and diluted net loss per share	16,985	18,445	16,623	17,990

Basic and diluted net loss per common share	$(1.24)	$(0.85)	$(3.65)	$(2.76)

5. STOCK-BASED COMPENSATION

At September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the date of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Risk-free interest rate range	3.0%-4.6%	1.2%-4.8%	3.0%-5.4%	1.0%-4.8%
Expected lives (in years)—options	5.0	5.0	5.0	5.0
Expected lives (in years)—ESPP	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Dividend yield	0%	0%	0%	0%
Volatility	90%	90%	90%	90%
Fair value of common stock	$5.06-$10.40	$9.26-$14.10	$5.06-$19.90	$5.70-$14.10

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss, as reported	$(21,118)	$(15,634)	$(60,678)	$(49,633)
Add: Stock-based employee compensation expense included in reported net income	1,223	244	3,483	970
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,494)	(2,855)	(8,038)	(8,169)

Net loss, pro forma	$(22,389)	$(18,245)	$(65,233)	$(56,832)

Net loss per share, as reported	$(1.24)	$(0.85)	$(3.65)	$(2.76)

Net loss per share, pro forma	$(1.32)	$(0.99)	$(3.92)	$(3.16)

6. REVELOCITY CORPORATION

In December 2002, the Company, through its wholly-owned subsidiary Neolocity Corporation, acquired substantially all of the assets of Revelocity Corporation, a developer of Web-based software products that provide rapidly deployable supply chain management capabilities for hospitals and healthcare suppliers that help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. Contingent upon the amount of revenue generated by the acquired business from the close of the transaction through December 31, 2003, including the shares that have already been issued, the Company may issue between 162,000 and 879,000 shares of its common stock in total related to the acquisition. These shares will be valued as earned. Accordingly, the $1.1 million of goodwill recognized in this acquisition will be adjusted as additional shares are earned. As of September 30, 2003, 162,000 shares, valued at $1.8 million at the time of issuance, had been earned. No pro forma financial statements are required to be disclosed for this acquisition as it was not deemed to be material to the consolidated financial statements of the Company.

7. I-MANY, INC.

In July 2003, the Company entered into a definitive asset purchase agreement with I-many, Inc. to acquire I-many’s Health & Life Sciences business. Under the terms of the purchase agreement, the Company has agreed to acquire substantially all of the assets of I-many’s Health & Life Sciences business for a purchase price of $20.0 million in cash and common stock, and the Company would assume certain liabilities related to the acquired business. The Company may also issue up to an additional $5.0 million in common stock, subject to the acquired business achieving certain revenue targets subsequent to the acquisition. The Company believes that this acquisition would enable the Company to offer a deep, proven contract management solution for hospitals, suppliers and group purchasing organizations, deliver greater operational efficiencies and cost savings to the healthcare industry and accelerate the Company’s growth and customer diversification. The transaction is subject to approval by I-many’s stockholders.

8. RELATED PARTY TRANSACTIONS

In July 2000, the Company’s stockholders voted to approve the issuance of shares and warrants to VHA and UHC in consideration for the services to be rendered pursuant to the Outsourcing Agreement. Under the terms of the Outsourcing Agreement, the Company agreed to develop and manage Marketplace@Novation™, an e-commerce marketplace to be used by VHA, UHC and HPPI member healthcare organizations as their primary purchasing tool for medical equipment and supplies. Novation agreed to serve as a contracting agent for the Company by, on the Company’s behalf, recruiting, contracting and managing relationships with manufacturers and distributors servicing healthcare providers. VHA and UHC agreed to provide marketing support for Marketplace@Novation, guarantee Novation’s obligations to the Company under the Outsourcing Agreement and enter into certain exclusivity provisions contained in the Outsourcing Agreement.

In consideration for the services agreed to be rendered, the Company issued to VHA and UHC 4.6 million shares and 1.1 million shares, respectively, of the Company’s common stock, which are subject to certain voting restrictions. This common stock was issued in consideration for services to be rendered by VHA, UHC and Novation over the term of the Outsourcing Agreement. The total valuation of the common stock issued, $291.3 million, was capitalized and recorded in capitalized partnership costs in the accompanying unaudited condensed consolidated balance sheets and is being amortized over the estimated beneficial life of five years.

Additionally, in 2000, the Company issued warrants to VHA and UHC to purchase up to 3.1 million shares and 752,000 shares, respectively, of the Company’s common stock, at an exercise price of $0.10 per share. Vesting on the warrants was performance-based and was driven by historical gross purchasing levels by VHA and UHC member healthcare organizations that enter into commerce agreements with the Company to use Marketplace@Novation. In October 2000, the Company entered into an agreement with VHA to replace the warrant issued to VHA to purchase up to 3.1 million shares of its common stock with 3.1 million shares of the Company’s restricted common stock. In December 2000, the Company issued 188,000 shares of common stock to UHC upon exercise of vested shares under the warrant. In January 2001, the Company entered into an agreement with UHC to replace the remaining warrant issued to UHC to purchase up to 564,000 shares of its common stock with 564,000 shares of restricted common stock. For both VHA and UHC, the restrictions on the stock are identical to the vesting performance criteria that were in place on the warrant surrendered, and thus, there was no change in the accounting treatment relating to the restricted common stock compared to the warrant. Due to the performance criteria on the restricted stock, the valuation is not calculated until the shares are earned. The valuation of these earned warrants and restricted shares is recorded in the capitalized partnership costs account in the accompanying unaudited condensed consolidated balance sheets. The value of the warrants and restricted shares earned for each healthcare organization is amortized over the life of the agreement signed between the Company and that healthcare organization (generally between 2-3 years). As of September 30, 2003, VHA and UHC had earned a total of 3.4 million of the shares resulting in a total valuation of $66.2 million being recorded as capitalized partnership costs.

As of September 30, 2003, the Company had recorded total reductions in capitalized partnership costs of $236.8 million. As a result of the adoption of EITF No. 01-9 in 2002, the Company has classified the amortization of these capitalized partnership costs as an offset against related party revenue received from Novation, VHA and UHC, up to the lesser of such related party revenue or amortization of partnership costs in any period, until the capitalized partnership costs are fully amortized. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. See Note 3 for a further discussion of the application of EITF No. 01-9.

In January 2001, the Company amended the Outsourcing Agreement (the Amended Outsourcing Agreement). Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level to the Company under the Outsourcing Agreement, which minimum fee level was based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level was determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreased as the marketplace volume through Marketplace@Novation increased. This structure resulted in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation was required to make were subject to quarterly maximums, above which additional marketplace volume did not result in additional fees from Novation. These maximums were based on a predetermined schedule that provided for increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums were to be calculated based on Novation’s financial performance, as defined. The Amended Outsourcing Agreement also included modifications to certain revenue sharing, supplier recruitment and supplier implementation provisions.

In April 2001, the Company entered into a $25 million revolving credit agreement with VHA. Under the credit agreement, which was amended in February 2002 and December 2002, the Company is able to borrow funds until December 31, 2004, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that the Company borrows under this credit agreement bear interest at the prime rate plus 2.75% and are secured by substantially all of the Company’s assets. The Company is not subject to any financial covenants under this credit agreement. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004. In the event that the Company (i) sells any stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by the Company’s assets as of the date entered into the credit agreement, then the maximum of $25 million the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds it receives from any of these transactions. As of September 30, 2003, the Company had outstanding principal borrowings of $14.0 million under the line of credit, $11.0 million in remaining available funds under the terms of the agreement and had accrued interest of $245,000. During the nine months ended September 30, 2003, the Company paid $3.0 million of accrued interest under the credit agreement, representing accrued interest since the inception of the line of credit.

In September 2001, the Company, Novation, VHA, UHC and HPPI amended the Amended Outsourcing Agreement (the Amendment). Pursuant to the Amendment, all parties agreed to expand the definition of marketplace volume to include supply chain data captured for marketplace member purchasing when the initial transaction itself was not facilitated by the Company’s connectivity solution. As a result, the Company is able to provide its customers within Marketplace@Novation with information relating to all purchases made by members from suppliers that have agreed to provide this transaction data as part of their participation in Marketplace@Novation. The Amendment accelerated the Company’s ability to capture critical supply chain data and enables the Company to capture important purchasing information without first requiring full adoption of its connectivity services.

In September 2002, the Company, Novation, VHA, UHC and HPPI further amended and restated the Amended Outsourcing Agreement (the Revised Amended Outsourcing Agreement). As stated above, the payments that Novation is required to make are subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, the Revised Amended Outsourcing Agreement reduced the quarterly maximums for the third and fourth quarters of 2002. In the third quarter and fourth quarters of 2002, the amount of fees which otherwise would have been received from Novation were reduced by these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited to the maximums in place in those periods. Under the Revised Amended Outsourcing Agreement, beginning in 2003, the quarterly maximums for a given year were to be calculated as a percentage of Novation’s estimated revenue, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year were subject to adjustment based on any revisions to Novation’s estimated full year revenue for that year. Any difference in the calculated quarterly maximums for the year that resulted from differences between Novation’s estimated and actual revenue for that year would have increased or decreased the quarterly maximums in the subsequent year. Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer was limited to data from Novation and HPPI-sponsored marketplaces only. Also, Novation’s supplier recruitment rights were reduced such that Novation had the exclusive right to recruit suppliers for Novation and HPPI-sponsored marketplaces but not for any other current or future marketplaces.

In August 2003, the Company, Novation, VHA, UHC and HPPI amended and restated the Revised Amended Outsourcing Agreement (the Fourth Amended and Restated Outsourcing Agreement) to simplify and clarify its terms and conditions. Among other changes, the parties agreed to eliminate Novation’s revenue as the basis for the calculation of the quarterly maximums and the parties agreed to eliminate the process by which these quarterly maximums could have been adjusted based on differences in Novation’s estimated and actual revenue. Rather, under the Fourth Amended and Restated Outsourcing Agreement, the quarterly maximums have been established at $18.0 million in the third quarter of 2003, $15.2 million in the fourth quarter of 2003 and then, beginning in the first quarter of 2004, $15.25 million in each quarter thereafter through the expiration of the initial term on March 30, 2010. Additionally, the parties amended the terms of the agency relationship between the Company and Novation to provide the Company with increased responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from these suppliers. Also, the parties have further clarified the terms of the rights to the data collected by the Company through its supply chain management solutions to better enable the Company to offer its solutions to other hospitals and group purchasing organizations while protecting the privacy and confidentiality of the data for these entities.

In the nine months ended September 30, 2002 and 2003, the fees paid to the Company by Novation totaled $49.9 million and $54.0 million, respectively. The fees paid to the Company by Novation in each of the last five quarters, including the quarter ended September 30, 2003, were limited by the quarterly maximums in those periods.

During the third quarter of 2003, Novation and the Company completed the final reconciliation of the supplier revenue offset to Novation’s 2002 fee payments as required per the terms of the Outsourcing Agreement, as amended. In connection with this final reconciliation, the Company agreed to write off $281,000 of the previously estimated $800,000 related party receivable booked from Novation. Additionally, as part of the final settlement of this process, Novation agreed to pay the remaining amount owed to the Company related to the fiscal 2002 receivable by February 2004.

9. LITIGATION

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s IPO) as well as its Chairman and Chief Executive Officer, Robert Zollars, and its former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of

New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and its officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in its IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between issuers and plaintiffs. The acceptance of the settlement by the plaintiff is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Due to the inherent uncertainties of litigation however, the Company cannot accurately predict the ultimate outcome of the lawsuits.

In August 2003, Accelerated Systems Integration, Inc. (ASI) filed suit in the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 1969) against the Company, its wholly-owned acquisition subsidiary, Neocars, Inc., and I-many, seeking (i) a preliminary injunction against the closing of the asset purchase transaction I-many and the Company had previously announced and (ii) further unspecified damages. ASI also made certain other allegations against I-many, and made a claim of interference with contractual rights against the Company and Neocars for entering into the asset purchase agreement with I-many. On October 31, 2003, the court denied ASI’s request for a preliminary injunction. The Company intends to defend this matter vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. These forward-looking statements include our expectations about our operating results, strategic relationships and pending acquisition of I-many’s Health & Life Sciences business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below, under the caption “Factors That May Affect Future Operating Results” and elsewhere in this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

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

Our operations have grown significantly since inception. We have significantly increased the number of customers, both hospitals and suppliers, that use our solutions, we have introduced new and enhanced solutions to offer to our customers and we have generated increasing levels of marketplace volume related to Marketplace@Novation™. As a result of quarterly fee maximums under our outsourcing and operating agreement with Novation, LLC, VHA Inc., University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International, LLC, or HPPI, additional marketplace volume above a certain level does not result in incremental fees to us. In addition, as a result of our adoption of Emerging Issues Task Force Abstract No. 01-9, or EITF No. 01-9, our reported marketplace revenue does not reflect the level of fees we receive from these related parties for the marketplace services that we provide. Under EITF No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in an offset of the related party revenue reported (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

Strategic Relationship

In connection with the initial version of the outsourcing and operating agreement we entered into with Novation, VHA, UHC and HPPI, or the Outsourcing Agreement, we issued 4.6 million shares of our common stock to VHA, representing 36% of our then outstanding common stock, and 1.1 million shares of our common stock to UHC, representing 9% of our then outstanding common stock. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation, which is available only to the patrons and members of VHA, UHC and HPPI. The targets increase annually to a level equivalent to total healthcare organizations representing $22 billion of combined purchasing volume at the end of 2004. These issuances of our common stock and warrants to purchase our common stock to VHA and UHC were approved by our stockholders in July 2000.

In October 2000, we and VHA agreed to amend our common stock and warrant agreement to provide for the cancellation of the performance warrant to purchase 3.1 million shares of our common stock. In substitution for the warrant, we issued to VHA 3.1 million shares of our restricted common stock. In January 2001, we and UHC agreed to amend our common stock and warrant agreement to provide for the cancellation of the remaining unexercised portion of the performance warrant to purchase up to 564,000 shares of our common stock. In substitution for the warrant, we issued to UHC 564,000 shares of our restricted common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the performance targets contained in their original warrants are not met.

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

In January 2001, we amended and restated the Outsourcing Agreement, or the Amended Outsourcing Agreement. Under the terms of the Amended Outsourcing Agreement, Novation agreed to increase the minimum fee level to us under the

Outsourcing Agreement, which minimum fee level was based on a percentage of marketplace volume processed through Marketplace@Novation. The fee level was determined based on a tiered fee structure under which the incremental fee per dollar of transaction volume decreased as the marketplace volume processed through Marketplace@Novation increased. This structure resulted in a higher blended fee percentage at lower volume levels and a lower blended fee percentage at higher volume levels. Under the terms of the Amended Outsourcing Agreement, the payments Novation was required to make were subject to quarterly maximums, above which additional marketplace volume did not result in additional fees from Novation. These maximums were based on a predetermined schedule that provided for increasing dollar amounts through 2002. Beginning in 2003 through the remaining term of the Amended Outsourcing Agreement, these maximums were to be calculated based on Novation’s financial performance, as defined. The Amended Outsourcing Agreement also included modifications to revenue sharing provisions under which we agreed to share specified fees we receive for products and services sold through or related to our current and future marketplaces. We agreed to share with Novation revenue related to transactions through Marketplace@Novation and from other current or future marketplaces, as well as revenue related to the distribution or licensing of software and other technology solutions. We are not required to share revenue related to current or future marketplaces sponsored by other GPOs, except for specified types of purchases. For the term of the Amended Outsourcing Agreement, we are not required to share with Novation revenue related to any of the above transactions in any quarter until we have achieved specified minimum transaction fees related to Marketplace@Novation transactions. To date, no revenue sharing has occurred. The Amended Outsourcing Agreement also included modifications to certain supplier recruitment and supplier implementation provisions.

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

In September 2002, we further amended and restated the Amended Outsourcing Agreement. As stated above, the payments that Novation was required to make were subject to quarterly maximums. These quarterly maximums were based on a predetermined fee schedule through 2002. Among other changes, this revision to the Amended Outsourcing Agreement, or Revised Amended Outsourcing Agreement, reduced the quarterly maximums for the third and fourth quarters of 2002. In the third and fourth quarters of 2002, the fees we received from Novation were limited by these revised maximums. In addition, fees in certain periods prior to the effective date of the Revised Amended Outsourcing Agreement were limited by the maximums in place in those periods. Under the Revised Amended Outsourcing Agreement, beginning in 2003, the quarterly maximums for a given year were to be calculated as a percentage of Novation’s estimated revenue, as defined, for that year. In the third quarter of each year, the quarterly maximums for the third and fourth quarters of that year were subject to adjustment based on any revisions to Novation’s estimated full year revenue for that year. Any difference in the calculated quarterly maximums for the year that resulted from differences between Novation’s estimated and actual revenue for that year would have increased or decreased the quarterly maximums in the subsequent year.

Additionally, under the Revised Amended Outsourcing Agreement, the scope of Novation’s rights to view data from any customer was limited to data from Novation and HPPI-sponsored marketplaces only. Also, Novation’s supplier recruitment rights were reduced such that Novation had the exclusive right to recruit suppliers for Novation and HPPI-sponsored marketplaces but not for any other current or future marketplaces.

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

In the nine months ended September 30, 2002 and 2003, the fees paid to us by Novation totaled $49.9 million and $54.0 million, respectively. The fees paid to us by Novation in each of the last five quarters, including the quarter ended September 30, 2003, were limited by the quarterly maximums in those periods. Based on the established quarterly maximums for the fourth quarter of 2003 and our expectations regarding the levels of marketplace volume that will be processed through Marketplace@Novation, which will result in us achieving that quarterly maximum, we currently expect to generate $69.2 million in fees from Novation in 2003. Based on the levels of marketplace volume we are currently achieving, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums. As a result, marketplace volume above a certain level will not result in incremental fees being paid by Novation because of the maximums. The fees paid by Novation to us over the term of the Fourth Amended and Restated Agreement will be dependent on our ability to continue to generate sufficient marketplace volume to achieve the quarterly maximums.

I-Many, Inc.

In July 2003, we entered into a definitive asset purchase agreement with I-many, Inc. to acquire I-many’s Health & Life Sciences business. Under the terms of the purchase agreement, we would acquire substantially all of the assets of I-many’s Health & Life Sciences business for a purchase price of $20.0 million in cash and common stock and we would assume certain liabilities related to the acquired business. We may also issue up to an additional $5.0 million in common stock, subject to the acquired business achieving certain revenue targets subsequent to the acquisition. We believe that this acquisition would enable us to offer a deep, proven contract management solution for hospitals, suppliers and group purchasing organizations, deliver greater operational efficiencies and cost savings to the healthcare industry and accelerate our growth and customer diversification. The transaction is subject to approval by I-many’s stockholders.

Other Matters

Since inception, we have incurred significant losses and, as of September 30, 2003, had an accumulated deficit of $676.0 million. In 2003, we expect that our losses will decrease as compared to fiscal 2002 as a result of several factors. These factors primarily relate to anticipated reductions in non-cash charges, such as amortization of partnership costs, amortization of deferred compensation and write-down of notes receivable, as well as anticipated increases in revenue. As a result of the application of EITF No. 01-9, non-cash amortization of partnership costs is being offset against the fees we receive from related parties up to the lesser of related party revenue or amortization of partnership costs in any period, resulting in an identical reduction in both related party revenue reported and the amortization classified as an operating expense (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9).

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

Revenue Recognition

We derive our revenue from the solutions we provide to our customers. Marketplace revenue consists of transaction-based fees and subscription-based fees related to solutions delivered through Marketplace@Novation and reflects revenue related to the services provided through Neoforma Order Management Solution™, or Neoforma OMS, and Neoforma Contract Management Solution™, or Neoforma CMS. Trading partner services revenue consists of Market Intelligence Services fees, Contract Management and Administration Services fees, subscription fees, implementation fees, software license fees and fees from other value added services, and reflects primarily revenue related to Neoforma Data Management Solution™, or Neoforma DMS, Neoforma Materials Management Solution™, or Neoforma MMS, Market Intelligence Services and Contract Management and Administration Services. As described below, significant management judgments must be applied in connection with the revenue recognized in any accounting period.

Marketplace Revenue

Transaction Fees. Transaction fee revenue represents the negotiated percentage of the purchase price, or marketplace volume, of products in transactions between signed participants in Marketplace@Novation that are either (i) processed by hospitals utilizing Neoforma OMS, or (ii) processed through means other than Neoforma OMS, but for which the transaction data is obtained and processed through Neoforma OMS for the benefit of our customers. The gross marketplace volume of a transaction is the price of a product as agreed to by the buyer and the supplier, regardless of whether the transaction occurs through Neoforma OMS or whether we obtain the transaction data, process it and make it available to the customers who utilize the marketplace. Transactions fees from Novation, a related party, are subject to quarterly maximums as discussed under “Strategic Relationship.” We recognize transaction fees on a net basis, because we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a purchaser because, among other things, we do not:

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

Trading Partner Services Revenue

Software License Fees. We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Our software license revenue currently consists of the revenue related to a single three-year technology license agreement entered into in August 2001 between Global Healthcare Exchange, LLC, or GHX, and us, under which GHX has licensed from us portions of our NeoConnect ™ platform, and which is being recognized ratably over the three-year term of the agreement, and revenue related to Neoforma MMS, which consists primarily of the assets acquired from Revelocity Corporation in December 2002.

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

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectibility of both our accounts receivable and our notes receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2003, our accounts receivable balance was $4.2 million, net of allowance for doubtful accounts of $229,000. Management also analyzes the financial condition of debtors for which we hold notes receivable. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of September 30, 2003, we had a notes receivable balance of $1.6 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s estimate of the liability related to our pending litigation (see Part II, Item 1, Legal Proceedings) is based on claims and other information known to us and management’s assessment of the probability of loss. As additional information becomes available, we reassess and revise our estimates as appropriate. Revisions in our estimates of the potential liability could materially impact our results of operations, cash flows and financial position in the period such revisions are made. As of September 30, 2003, we had accrued $33,000 for potential liability related to our pending litigation.

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

If we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, and acquisition related intangible assets, net of amortization, amounted to $120.7 million and $2.2 million, respectively, as of September 30, 2003.

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

If we determine that the carrying value of goodwill may not be recoverable based upon our annual impairment test or the existence of one or more of the above indicators of impairment, we would determine the fair value of our reporting units utilizing discounted cash flows and relative market multiples for comparable businesses. As we have fully integrated our previously acquired companies, discrete financial information for the acquisitions is no longer available. As a result, we will complete the impairment test of goodwill on an enterprise value basis. We perform our annual impairment test on goodwill during the fourth quarter of our fiscal year. Goodwill amounted to $1.4 million at September 30, 2003.

Results of Operations

Three Months Ended September 30, 2002 as Compared to Three Months Ended September 30, 2003

Revenue

Marketplace Revenue

Related Party. Related party marketplace revenue consists of fees paid by Novation for marketplace services. For the three months ended September 30, 2002 and 2003, related party marketplace revenue consisted solely of fees paid by Novation to us under the terms of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of $18.5 million and $17.3 million of amortization of partnership costs against related party marketplace revenue for the three months ended September 30, 2002 and 2003, respectively, there was no related party marketplace revenue during these periods. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other. Other marketplace revenue consists of marketplace revenue received from customers that are not related parties, and consists generally of transaction-based fees and subscription fees. Other marketplace revenue increased from $248,000 for the three months ended September 30, 2002 to $1.0 million for the three months ended September 30, 2003. The increase was due to increased revenue generated from suppliers related to their participation in Marketplace@Novation.

Trading Partner Services Revenue

Trading Partner Services. Trading partner services revenue consists of revenue generated from the sale of solutions that are complementary to our marketplace services. Currently, trading partner services revenue consists of revenue relating to Market Intelligence Services and Contract Management and Administration Services provided to manufacturers and distributors, revenue relating to the sale of software and technology solutions, revenue relating to Neoforma DMS, revenue relating to Neoforma MMS and revenue from other value added services to our customers. Trading partner services revenue increased from $1.2 million for the three months ended September 30, 2002 to $1.9 million for the three months ended September 30, 2003. The increase was primarily due to increases in revenue generated from Market Intelligence Services, Contract Management and Administration Services and Neoforma DMS, as well as new revenue generated from Neoforma MMS. Neoforma MMS was introduced in connection with our December 2002 acquisition of substantially all the assets of Revelocity.

Operating Expenses

Cost of Services. Cost of services consists primarily of the costs to perform hospital and supplier implementation activities as well as the costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees paid to independent contractors, consultants and companies to which we outsource services. Cost of services decreased from $2.3 million for the three months ended September 30, 2002 to $1.9 million for the three months ended September 30, 2003. The decrease resulted primarily from a $426,000 decrease in employee related costs due to a decrease in our bonus accrual and a slight decrease in headcount from 32 as of September 30, 2002 to 31 as of September 30, 2003. We expect our cost of services to increase in future periods as we continue to connect both hospitals and suppliers to our solutions, as we increase the number of employees focused on the expansion of our professional services offerings, particularly Neoforma DMS, and as we continue to support and service an increasing number of customers on our various solutions.

Operations. Operations expenses consist primarily of expenditures for the operation and maintenance of our solutions and our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. Operations expenses decreased from $6.5 million for the three months ended September 30, 2002 to $4.9 million for the three months ended September 30, 2003. The decrease was primarily due to a $841,000 decrease in employee related costs such as salary, bonuses and other compensation related costs due to a decrease in headcount in the operations group from 76 as of September 30, 2002 to 51 as of September 30, 2003. In addition, there was a reduction in depreciation and overhead costs of $681,000 allocated to the operations category. We expect our operations expenses to increase as we expand our operating infrastructure and as we continue to add content and functionality to our solutions.

Product Development. Product development expenses consist primarily of personnel expenses, fees paid to consultants and contractors and technology costs associated with the development and enhancement of our solutions and their functionality. Product development expenses increased from $4.4 million for the three months ended September 30, 2002 to $4.5 million for the three months ended September 30, 2003. The increase was due primarily to a $422,000 increase in payroll related expenses in the product development group as a result of an increase in full time employees in the group from 61 as of September 30, 2002 to 80 as of September 30, 2003. This increase was offset by a $502,000 decrease in our bonus accrual. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs. Selling and marketing expenses increased from $3.1 million for the three months ended September 30, 2002 to $4.6 million for the three months ended September 30, 2003. The increase was primarily due to a $1.3 million increase in payroll related and travel expenses that resulted from an increase in full time employees in our selling and marketing group from 35 as of September 30, 2002 to 77 as of September 30, 2003. There was an increase in allocable expenses allocated to the selling and marketing category, including amortization of deferred compensation, depreciation and overhead of $324,000. We recognize that selling and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products and, as a result, we intend to continue to invest further in selling and marketing activities. We expect selling and marketing costs to increase in future periods.

General and Administrative. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from $3.6 million for the three months ended September 30, 2002 to $2.2 million for the three months ended September 30, 2003. The decrease is primarily due to a $786,000 decrease in our bonus accrual and a $441,000 decrease in allocable expenses allocated to the general and administrative category, including deferred compensation charges and depreciation expense, in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Although there was an increase in headcount from 33 as of September 30, 2002 to 46 as of September 30, 2003, the increase in payroll and related expenses was offset by a decrease in expenses related to contractors, consultants and other professional fees. We expect general and administrative expenses to increase slightly in future periods as we make investments, primarily in personnel, to support our growth.

Amortization of Intangible Assets. We amortize intangible assets on a straight-line basis over the estimated useful life of these assets, generally three to five years. In July 2002, we recorded intangible assets of $1.0 million, of which $348,000 is goodwill, in connection with the acquisition of substantially all of the assets of MedContrax and Med-ecorp. The amortization of intangibles of $32,000 for the three months ended September 30, 2002 related to these intangible assets. In December 2002, we recorded intangible assets of $3.1 million, of which $1.1 million is goodwill, in connection with the acquisition of substantially all of the assets of Revelocity. The amortization of intangible assets of $147,000 for the three months ended September 30, 2003 related to the intangible assets acquired in conjunction with these acquisitions.

Amortization of Partnership Costs. Amortization of partnership costs represents the amortization of the shares of our common stock issued to certain strategic partners. As of September 30, 2003, capitalized partnership costs represented the valuation of common stock and restricted common stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreements with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $1.3 million for the three months ended September 30, 2002 to $14,000 for the three months ended September 30, 2003. The decrease in amortization of partnership costs classified as an operating expense is the result of a decrease of $2.4 million in the gross amount of amortization of partnership costs, prior to the offset against related party revenue, incurred in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in the gross amount was partially offset by a $1.1 million decrease in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset $18.6 million and $17.5 million of amortization of partnership costs against related party revenue for the three months ended September 30, 2002 and 2003, respectively. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our unaudited condensed consolidated statements of cash flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs decreased from $19.9 million in the three months ended September 30, 2002 to $17.6 million for the three months ended September 30, 2003. Although there were incremental partnership costs capitalized from the date we entered into the Outsourcing Agreement through September 30, 2003 related to the earning of the restricted common stock by VHA and UHC, certain of the capitalized partnership costs had been fully amortized as of June 30, 2003. Those partnership costs that had been fully amortized as of June 30, 2003 were capitalized at higher levels than those that have been capitalized in more recent periods due to the fact that (i) the relative number of restricted shares earned by VHA and UHC during that period and (ii) the capitalized value of each restricted share earned was higher in historical periods than in more recent periods. As a result, the overall amortization of partnership costs associated with the restricted common stock decreased in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the three months ended September 30, 2002 and 2003, we recorded $15,000 and $1,000, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $628,000 and $66,000 during the three months ended September 30, 2002 and 2003, respectively.

In late 2001, the first half of 2002 and early 2003, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $4.2 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 1, 2005, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and is amortized ratably over the period from the date of grant through the vesting date using the straight-line method of amortization. Amortization of this deferred compensation is reversed for any amounts recognized on restricted stock grants that do not vest due to employee terminations or employee attrition. During the three months ended September 30, 2003, we recorded no such reductions of this deferred compensation. We recorded amortization of deferred compensation related to these shares, net of reversals relating to forfeitures, of $628,000 and $177,000 during the three months ended September 30, 2002 and 2003, respectively.

We expect to amortize the remaining deferred compensation balance of $424,000 at September 30, 2003 as follows: $204,000 during the fourth quarter of fiscal 2003, $207,000 during fiscal 2004 and $13,000 during fiscal 2005. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. As a result, the amount of deferred compensation has been separately allocated to the appropriate categories in the unaudited condensed consolidated statements of operations.

Write-Off of Purchased Software. During the three months ended September 30, 2002, we expensed $6,000 related to the write-off of purchased software licenses that we were no longer utilizing. During the three months ended September 30, 2003, we had no such write-offs.

Write-Off of Acquired In-Process Research and Development. For the three months ended September 30, 2002, we expensed $110,000 related to the write-off of acquired in-process research and development in connection with the MedContrax and Med-ecorp acquisitions in July 2002. During the three months ended September 30, 2003, we had no such write-offs.

Write-Down of Note Receivable. In September 2002, we entered into a confidential settlement agreement with Med XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, to settle the suit we had filed against Med-XS, and the subsequent counterclaim filed by Med-XS against us, in connection with their failure to make payments to us under a $2.4 million promissory note executed as partial payment for their purchase of our subsidiary, Neoforma GAR, Inc. We recorded a write-down of $1.1 million during the three months ended September 30, 2002 to reflect the collectible value of the note based on the terms of the settlement agreement. During the three months ended September 30, 2003, we had no such write-downs.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the three months ended September 30, 2003 was $110,000 compared to $327,000 for the three months ended September 30, 2002. The decrease in interest income was due primarily to a reduction in interest earned on notes receivable from employees and stockholders as a result of the repayment of several of these notes in the first quarter of 2003. Interest expense decreased from $548,000 for the three months ended September 30, 2002 to $269,000 for the three months ended September 30, 2003. This decrease was due to lower overall debt levels, particularly on our line of credit with VHA, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

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

Nine Months Ended September 30, 2002 as Compared to Nine Months Ended September 30, 2003

Revenue

Marketplace Revenue

Related Party. For the nine months ended September 30, 2002 and 2003, related party marketplace revenue consisted solely of fees paid by Novation to us under the terms of the Outsourcing Agreement, as amended, during those periods. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of $49.4 million and $51.6 million of amortization of partnership costs against related party marketplace revenue for the nine months ended September 30, 2002 and 2003, respectively, there was net related party marketplace revenue of $0 and $297,000 for the nine months ended September 30, 2002 and 2003, respectively. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9.

Other. Other marketplace revenue increased from $737,000 for the nine months ended September 30, 2002 to $2.4 million for the nine months ended September 30, 2003. The increase was due to increased revenue generated from suppliers related to their participation in Marketplace@Novation. This increase was partially offset by a decrease in revenue from the NeoMD operations from $211,000 in the nine months ended September 30, 2002 to $0 in the nine months ended September 30, 2003 as a result of the divestiture of NeoMD at the end of March 2002.

Trading Partner Services Revenue

Trading Partner Services. Trading partner services revenue increased from $1.9 million for the nine months ended September 30, 2002 to $5.4 million for the nine months ended September 30, 2003, primarily due to increases in revenue generated from Market Intelligence Services, Contract Management and Administration Services and Neoforma DMS and new revenue generated from Neoforma MMS. Our Market Intelligence Services and Contract Management and Administration Services were introduced in connection with our July 2002 acquisition of substantially all of the assets of MedContrax and Med-ecorp. Neoforma MMS was introduced in connection with our December 2002 acquisition of substantially all the assets of Revelocity.

Operating Expenses

Cost of Services. Cost of services decreased from $6.5 million for the nine months ended September 30, 2002 to $4.8 million for the nine months ended September 30, 2003. The decrease resulted primarily from lower employee related costs such as salary, bonuses and other compensation related costs of $1.2 million for the nine months ended September 30, 2003 as compared to the same period in 2002. Additionally, the amount of deferred stock compensation, depreciation and overhead costs allocated to the cost of services category decreased by $737,000 from the first nine months of 2002 to the first nine months of 2003. We expect our cost of services to increase slightly in future periods as we continue to connect both hospitals and suppliers to our solutions, as we expand the group in conjunction with the expansion of our professional services offerings that we offer, particularly Neoforma DMS, and as we continue to support and service an increasing number of customers on our various solutions.

Operations. Operations expenses increased from $13.3 million for the nine months ended September 30, 2002 to $14.9 million for the nine months ended September 30, 2003. The increase was primarily due to a $3.7 million increase in depreciation expense allocated to operations relating to assets that were placed into service in mid-2002. This increase was partially offset by a reduction of $1.4 million in employee related costs due to a decrease in headcount in the operations group from 76 as of September 30, 2002 to 51 as of September 30, 2003. Additionally, the increase was partially offset by a decrease in overhead costs of $535,000 allocated to operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. We expect our operations expenses to increase as we expand our operating infrastructure and as we continue to add content and functionality to our solutions.

Product Development. Product development expenses increased from $12.1 million for the nine months ended September 30, 2002 to $13.4 million for the nine months ended September 30, 2003. The increase was due primarily to a $1.5 million increase in payroll related expenses in the product development group as a result of an increase in full time employees in the group from 61 as of September 30, 2002 to 80 as of September 30, 2003, increased expenses related to consultants and contractors of $678,000 and increased overhead costs allocated to product development of $528,000. These increases were partially offset by a $782,000 decrease in our bonus accrual and a $745,000 decrease in depreciation and deferred stock compensation allocated to product development for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. We believe that continued investment in product development is critical to attaining our strategic objectives and, as such, we intend to continue to invest in this area. As a result, we expect product development expenses to increase slightly in future periods.

Selling and Marketing. Selling and marketing expenses increased from $9.4 million for the nine months ended September 30, 2002 to $14.3 million for the nine months ended September 30, 2003. The increase was primarily due to an increase in payroll related and travel expenses of $3.5 million that resulted from an increase in full time employees in our selling and marketing group from 35 as of September 30, 2002 to 77 as of September 30, 2003 and increased overhead costs allocated to selling and marketing of $1.0 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. We also increased our marketing efforts in the first nine months of 2003 to update our corporate identity, resulting in an increase in advertising and other marketing expenses of $662,000 in the first nine months of 2003 as compared to the same period in 2002. We recognize that selling and marketing efforts are key to establishing ourselves as a leader in our industry and in branding our products and, as a result, we intend to continue to invest further in selling and marketing activities in 2003. We expect selling and marketing costs to increase in future periods.

General and Administrative. General and administrative expenses decreased from $11.3 million for the nine months ended September 30, 2002 to $8.3 million for the nine months ended September 30, 2003. The decrease was primarily due to a $1.3 million decrease in our bonus accrual and a $1.8 million reduction in amortization of deferred compensation allocated to general and administrative expense. These decreases were partially offset by a $705,000 increase in payroll related expenses due to an increase in headcount from 33 as of September 30, 2002 to 46 as of September 30, 2003. We expect general and administrative expenses to increase slightly in future periods as we make investments, primarily in personnel, to support our growth.

Amortization of Intangible Assets. Amortization of intangible assets increased from $32,000 for the nine months ended September 30, 2002 to $441,000 for the nine months ended September 30, 2003. In July 2002, we recorded intangible assets of $1.0 million, of which $348,000 is goodwill, in connection with the acquisition of substantially all of the assets of MedContrax and Med-ecorp. The amortization of intangibles of $32,000 for the nine months ended September 30, 2002 related to these intangible assets. In December 2002, we recorded intangible assets of $3.1 million, of which $1.1 million is goodwill, in connection with the acquisition of substantially all of the assets of Revelocity. The amortization of intangible assets of $441,000 for the nine months ended September 30, 2003 related to the intangible assets acquired in conjunction with these acquisitions.

Amortization of Partnership Costs. As of September 30, 2003, capitalized partnership costs represented the valuation of common stock and restricted common stock issued to VHA and UHC in connection with entering into the Outsourcing Agreement. The value of the common stock issued is being amortized over a five-year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreements with the healthcare organizations that resulted in the shares being earned, generally two to three years. Amortization of partnership costs classified as an operating expense decreased from $8.9 million for the nine months ended September 30, 2002 to $847,000 for the nine months ended September 30, 2003. The decrease in amortization of partnership costs classified as an operating expense is the result of (i) a decrease of $5.8 million in the gross amount of amortization of partnership costs incurred, prior to the offset against related party revenue, in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 and (ii) the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. We offset $49.8 million and $52.1 million of amortization of partnership costs against related party revenue for the nine months ended September 30, 2002 and 2003, respectively. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the unaudited condensed consolidated statements of cash flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our unaudited condensed consolidated statements of cash flows.

Including the amortization offset against related party revenue under EITF No. 01-9, amortization of partnership costs decreased from $58.8 million to $52.9 million for the nine months ended September 30, 2002 and 2003, respectively. Although there were incremental partnership costs capitalized from the date we entered into the Outsourcing Agreement through September 30, 2003 related to the earning of the restricted common stock by VHA and UHC, certain of the capitalized partnership costs had been fully amortized as of December 31, 2002. These partnership costs that had been fully amortized as of December 31, 2002 were capitalized at higher levels than those that have been capitalized in more recent periods due to the fact that (i) the number of restricted shares earned by VHA and UHC in the current period was less than in prior periods and (ii) the capitalized value of each earned restricted share was higher in historical periods than in more recent periods. As a result, the overall amortization of partnership costs associated with the restricted common stock decreased in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation. Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the nine months ended September 30, 2002 and 2003, we recorded $225,000 and $82,000, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $2.8 million and $1.1 million during the nine months ended September 30, 2002 and 2003, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD, Inc. prior to our acquisition of EquipMD in April 2000, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the nine months ended September 30, 2002, we recorded $1.2 million in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business, which we divested in March 2002. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, related to these options of $51,000 during the nine months ended September 30, 2002. As we divested these operations in March 2002, we no longer employ any EquipMD employees. As such, we do not have any remaining deferred compensation related to these employees and are no longer incurring amortization expenses relating to this deferred compensation.

In late 2001, the first half of 2002 and early 2003, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $4.2 million, which represents the fair value of the underlying common stock at the date of grant. The restrictions on the stock lapse on various dates through February 1, 2005, subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight-line method of amortization. Amortization of this deferred compensation is reversed for any amounts recognized on restricted stock grants that do not vest due to employee terminations or employee attrition. During the nine months ended September 30, 2003, we recorded $144,000 in reductions of this deferred compensation. We recorded amortization of deferred compensation related to these shares, net of reversals relating to forfeitures, of $1.8 million and $891,000 during the nine months ended September 30, 2002 and 2003, respectively.

The remaining total deferred compensation of $424,000 at September 30, 2003 is expected to be amortized as follows: $204,000 during the fourth quarter of 2003, $207,000 during fiscal 2004 and $13,000 during fiscal 2005. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The applicable amount of deferred compensation has been allocated to each of those categories in the unaudited condensed consolidated statements of operations.

Write-Off of Purchased Software. During the nine months ended September 30, 2002, we expensed $250,000 related to the write-off of purchased software licenses that we were no longer utilizing. During the nine months ended September 30, 2003, we had no such write-offs.

Write-Off of Acquired In-Process Research and Development. For the nine months ended September 30, 2002, we expensed $110,000 related to the write off of acquired in-process research and development in connection with the MedContrax and Med-ecorp acquisitions in July 2002. During the nine months ended September 30, 2003, we had no such write-offs.

Restructuring. During the nine months ended September 30, 2002, we reversed $68,000 of restructuring accruals, because we determined that restructuring costs related to the sale of our NeoMD operations would be less than originally anticipated. Our NeoMD operations, which consisted primarily of EquipMD, were sold in the first quarter of 2002. No restructuring charges were recorded during the nine months ended September 30, 2003.

Recovery of Funds from Non-Marketable Investments. Pointshare, Inc. notified us in September 2001 that it was in the process of selling its remaining assets and winding down its operations. Pointshare was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our subsequent discussions with Pointshare’s management, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001. During the nine months ended September 30, 2002, we recovered $184,000 from the bankruptcy trustee for Pointshare.

Write-Down of Note Receivable. In September 2002, we entered into a confidential settlement agreement with Med-XS, to settle the suit we had filed against Med-XS, and the subsequent counterclaim filed by Med-XS against us, in connection with their failure to make payments to us under a $2.4 million promissory note executed as partial payment for their purchase of our subsidiary, GAR. We recorded a write-down of $1.1 million during the nine months ended September 30, 2002 to reflect the collectible value of the note based on the terms of the settlement agreement. During the nine months ended September 30, 2003, we had no such write-downs.

Loss on Divested Business. During the nine months ended September 30, 2002, the loss on divested business consisted of a loss of $59,000 incurred as a result of the sale of the NeoMD operations.

Other Income (Expense). Other income (expense) consists of interest and other income and expense. Interest income for the nine months ended September 30, 2003 was $241,000 compared to $717,000 for the nine months ended September 30, 2002. The decrease in interest income was due primarily to a reduction in interest earned on notes receivable from employees and stockholders as a result of the repayment of several of these notes in the first quarter of 2003. Interest expense decreased from $1.2 million for the nine months ended September 30, 2002 to $844,000 for the nine months ended September 30, 2003. The decrease in interest expense was the result of lower overall debt levels, particularly on our line of credit with VHA, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was partially offset by the lack of any capitalization of interest in 2003 as compared to during 2002. During the nine months ended September 30, 2002, we capitalized interest on certain software that was not yet placed in service. During the nine months ended September 30, 2003, because the software had been placed into service, there was no such capitalization.

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

Liquidity and Capital Resources

In April 2001, we entered into a $25.0 million revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002 and December 2002, we are able to borrow funds until December 31, 2004, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. We are not subject to any financial covenants under this credit agreement. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum of $25.0 million we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. As of September 30, 2003, we had outstanding principal borrowings of $14.0 million under the line of credit, $11.0 million in remaining available funds under the terms of the agreement and accrued interest of $245,000. During the nine months ended September 30, 2003, we paid $3.0 million of accrued interest under the credit agreement, representing accrued interest since the inception of the line of credit.

In July 1999, Comdisco provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bear interest at 9% per annum and are payable in 48 monthly installments consisting of interest only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bear interest at 8% per annum and are payable in 30 monthly installments consisting of interest-only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secures this facility. As of September 30, 2003, we had no outstanding borrowings under this facility, as we repaid the remaining outstanding balance during the three months ended September 30, 2003.

In August 1999, in connection with our acquisition of General Asset Recovery, LLC, or GAR, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the GAR operations. In accordance with the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001 and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note is to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. As of September 30, 2003, the outstanding balance on the note was $378,000.

As of September 30, 2003, we had $14.4 million of outstanding bank borrowings, other borrowings and notes payable, $28.0 million of cash, cash equivalents and short-term investments and $1.0 million of restricted cash.

In connection with our operating lease on our corporate headquarters in San Jose, California, we established a letter of credit originally in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allow for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we have reduced the letter of credit to $1.0 million as of September 30, 2003. The letter of credit is secured by balances in our investment accounts and is classified as restricted cash in our unaudited condensed consolidated balance sheets.

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to purchase $4.3 million of consulting services from their professional services organizations over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of September 30, 2003, we had utilized $1.6 million of these professional services.

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

Net cash used in operating activities was $44.7 million and $36.6 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in operating activities for the nine months ended September 30, 2003 primarily related to cash utilized to fund net losses, decreases in accrued liabilities and accrued payroll, accrued interest payable on related party notes payable, accounts payable and an increase in accounts receivable, which were partially offset by an increase in deferred revenue. Net cash used by operating activities for the nine months ended September 30, 2002 related primarily to cash utilized to fund net losses as well as an increase in prepaid expenses and other current assets and a decrease in accounts payable, which were partially offset by an increase in interest payable on related party notes payable and decreases in other assets, accounts receivable and restricted cash.

Net cash used in investing activities was $3.4 million and $3.6 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities for the nine months ended September 30, 2003 related primarily to the purchase of equipment to operate our solutions. Net cash used in investing activities for the nine months ended September 30, 2002 related to the purchase of equipment to operate our solutions and cash paid for the acquisitions of MedContrax and Med-ecorp.

Net cash provided by financing activities was $51.3 million and $48.6 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by financing activities for the nine months ended September 30, 2003 primarily related to fees received from Novation under the terms of the Outsourcing Agreement, as amended, collections of notes receivable from stockholders and proceeds from the issuance of common stock under our employee stock purchase plan, which were partially offset by repayments of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2002 primarily related to fees received from Novation under the terms of the Outsourcing Agreement, as amended, and proceeds from the issuance of common stock under our employee stock purchase plan, which were partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of cash and cash equivalents, combined with those funds we expect to generate in 2003 and in 2004 and funds available to us through our line of credit, will be sufficient to meet our anticipated needs for working capital, capital expenditures and acquisitions, including the cash consideration related to the proposed acquisition of I-many’s Health & Life Sciences business, through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Hospitals and suppliers may not accept our business model of providing Web-based supply chain management solutions for the healthcare industry and, as a result, we may not succeed in increasing our revenue and controlling our expenses to the extent necessary to continue to be cash flow positive during 2003 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with VHA and we are required to repay all outstanding indebtedness under the credit agreement, we may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We also may need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock, finance any acquisitions or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If participants in the healthcare supply chain do not accept our business model of providing solutions to improve efficiencies in the healthcare supply chain, demand for our solutions may not develop as we expect and the price of our common stock may decline

We have focused our efforts on developing solutions that address the inefficiencies in the healthcare supply chain. This business model is new and unproven and depends upon participants in this market adopting a new way of doing business and exchanging information. If participants in the healthcare supply chain do not accept our business model, demand for our solutions may not develop as we expect and the price of our common stock could decline. Some participants could be reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement and sale processes. Some participants may prefer to use traditional methods of doing business, such as using paper catalogs and exchanging information in person or by phone.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $49.6 million for the nine months ended September 30, 2003. In addition, as of September 30, 2003, we had an accumulated deficit of $676.0 million. We have not achieved profitability, and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We will not achieve profitability unless we are able to significantly increase our revenue while adequately controlling our operating expenses, and we cannot assure you that we will ever be profitable.

Our main source of business is derived from the solutions we provide through Marketplace@Novation, and we rely on our relationship with Novation, VHA and UHC to drive participation in Marketplace@Novation. As a result, our business may be seriously harmed if these relationships are materially altered or terminated

We expect to rely significantly on our relationship with Novation, VHA and UHC to bring hospitals and suppliers to Marketplace@Novation. We rely on Novation to attract suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to hospitals will be substantially decreased and our business will suffer. We rely significantly on VHA and UHC to recruit and retain hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

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

On July 20, 2003, we entered into an asset purchase agreement with I-many, which is expected to close later this year. In response to this pending transaction, our customers and I-many’s customers may defer purchasing decisions or elect to switch to our competitors due to uncertainty about the direction of our product offerings following the acquisition. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market value of our common stock, and therefore the amount of stock we may issue to I-many at closing, will likely continue to fluctuate prior to completion of the proposed transaction due to changes in the business, operations or prospects of us or I-many, market assessments of the purchase, market and economic considerations or other factors, which could result in additional dilution to our stockholders. If the proposed transaction is completed, we will continue to face risks associated with integration of the businesses and operations, and we may not realize the anticipated benefits or synergies of the acquisition (primarily associated with anticipated restructurings and other operational efficiencies) to the extent or in the timeframe anticipated. In addition, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations. In the event the transaction is not completed, our business may be harmed to the extent that our customers, suppliers or others believe that we cannot effectively compete in the marketplace without the acquisition, or there is customer and employee uncertainty surrounding the future direction of our product offerings and strategy. We also will be required to pay significant costs incurred in connection with the acquisition, including legal and accounting fees, whether or not the purchase is completed.

Our operating results are difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our revenue and operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	the fees we collect from suppliers;

•	changes in the fees we charge users of our solutions;

•	the number and timing of new hospitals and suppliers that sign up to use our solutions and our ability to implement and train them;

•	the timing of and expenses incurred in enhancing our solutions;

•	the timing and size of any future acquisitions.

•	the timing and size of non-recurring software license deals;

•	the amount of related party revenue we offset by amortization of partnership costs; and

•	the fees we collect from Novation, which are subject to quarterly maximums that have been achieved in certain prior periods.

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

If our hospital and supplier customers refuse to provide us with consent to use data derived from transactions conducted through Marketplace@Novation, or if they decide to not participate in Marketplace@Novation or to use our solutions due to concern about potential release of such data to Novation, our business strategy may not succeed

We expect to derive a portion of our future revenue from information services that require the use of data from our hospital and supplier customers. To execute on our data services strategy, we must be able to secure the consent of our customers to various uses of their data. To secure such consent, we must be able to assure these customers that we will at all times protect the confidentiality of their data. If we are unable to provide such assurance, or if we fail to meet the levels of assurance provided, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions we have agreed to concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so may subject us to liability for contractual damages and seriously impair our data services strategy. If potential customers are concerned about Novation using their transaction data, they may decide to forgo use of our solutions and this could seriously impair our ability to generate revenue in the future.

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

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, owned 8.6 million and 2.1 million shares of our common stock, respectively, as of September 30, 2003. Certain of the shares remain subject to restrictions. As of September 30, 2003, VHA and UHC owned 45.1% and 11.1%, respectively, of our outstanding shares of common stock assuming they earned all the remaining shares of restricted stock. These relationships may deter other potential customers, particularly those that compete directly with Novation, VHA or UHC, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of September 30, 2003, we had $28.0 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and $14.4 million in outstanding borrowings and notes payable, including $14.0 million in principal outstanding under our credit agreement with VHA.

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

In addition to the potential acquisition of substantially all of the assets of the Health & Life Sciences business of I-many, we may make additional acquisitions which could harm our profitability, put a strain on our resources or cause dilution to our stockholders

We announced the potential acquisition of substantially all of the assets of the Health & Life Sciences business of I-many in

July 2003. We may decide that it would be in our best interests to make additional acquisitions to acquire new technologies, enhance or expand our solutions or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current customers if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business and could cause the price of our common stock to decline.

If our systems are unable to provide acceptable performance as the use of our solutions increases, we could lose customers, which could harm our business and results of operations

We have supported only a limited number and variety of transactions through our solutions compared to the number and variety we expect to process in the future. Our systems may not accommodate increased use while providing acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate increased use of our solutions by our customers, which will be expensive. If our systems do not continue to provide acceptable performance as use by our customers’ increases, our reputation may be damaged and we may lose customers.

We expect that a significant portion of the products and services used by hospitals that are sold through Marketplace@Novation will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant negative impact on our financial situation

We expect that a significant portion of the products to be sold through and data and fees to be generated from Marketplace@Novation will come from a limited number of key manufacturers and distributors or as a result of purchases made from these manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the fees we generate through Marketplace@Novation could be significantly reduced. Our supplier agreements are nonexclusive and, accordingly, these suppliers can sell their products, supplies and equipment to hospitals directly or through our competitors.

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

Our current and potential competitors include:

•	online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with whom we also have a strategic relationship;

•	GPOs or supply management companies that have, or have announced plans for, online marketplaces or exchanges targeted at the healthcare supply chain, such as Broadlane, Inc. and MedAssets, Inc.;

•	medical-surgical distributors and pharmacy wholesalers that either provide or intend to provide data services and market intelligence services;

•	suppliers that have created their own Websites that offer order management functions to their customers for the sale of their products and services;

•	enterprise resource application software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson Software, McKessonHBOC Inc., Oracle Corporation, PeopleSoft, Inc. and SAP AG, with some of whom we also have strategic relationships;

•	data management services providers and consultants;

•	consulting firms that offer supply chain services;

•	market intelligence, contract management and contract administration services providers;

•	other software vendors that provide technology for inventory, materials, logistics and other supply chain related functions; and

•	the status quo, or the historical means of doing business for many hospitals and suppliers, primarily phone, fax and paper.

Competition is likely to intensify as our market matures. As competitive conditions intensify, competitors may:

•	enter into strategic or commercial relationships with larger, more established healthcare, medical products or Internet companies or with each other;

•	secure services and products from suppliers on more favorable terms;

•	devote greater resources to marketing and promotional campaigns;

•	secure exclusive arrangements with hospitals that impede our sales; and

•	devote substantially more resources to Website and systems development and research and development.

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

If we are not able to increase recognition of the Neoforma brand name, our ability to attract users to our solutions will be limited

We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to continue to invest in marketing programs and initiatives to build the value of our brand. However, we may not achieve our desired goal of increasing the positive awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of our customers or revenue.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997 to 285 as of September 30, 2003, although the number of employees has not grown consistently. For example, in May 2000, we reduced the number of our employees from approximately 330 to approximately 250. In addition, we expect to add approximately 150 employees in connection with the proposed acquisition of I-many’s Health & Life Sciences business. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums

We generate the substantial majority of our fees from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation is dependent on several factors, and the fees are subject to limitation by quarterly maximums. In each of the last five quarters, our fees have been limited by these quarterly maximums, and our fees may be limited by these maximums in future periods.

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

Our failure to comply with applicable federal and state regulation of healthcare information could disrupt our operations, increase our operating costs and subject us to liability

We are subject to federal and state laws regulating the receipt, storage and distribution of healthcare information, which could have a material adverse effect on our ability to operate our business. Laws governing the receipt, storage and distribution of health information exist at both the federal and state level. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the implementing regulations from the Department of Health and Human Services, or HHS, mandate the use of standard transactions and identifiers, prescribed security measures and other provisions. Certain regulations of the Food and Drug Administration, or FDA, and the Hospital Conditions of Participation for the Medicare and Medicaid programs require protection of and security for health information and appropriate patient access to such information. Some of the transactions using our solutions may involve surgical case kits or purchases of products for patient home delivery; these products may contain patient names and other protected health information subject to these laws governing the receipt, storage and distribution of protected health information.

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

Our failure to comply with applicable federal and state healthcare fraud and abuse laws could subject us and our GPO partners and customers to civil and criminal liability and disrupt our operations

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including but not limited to our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our solutions. The GPO industry has been the subject of a series of critical newspaper articles and has been investigated by the United States Senate Judiciary Committee which has set practice guidelines for the GPO industry. Because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and consequently our stock price. In particular, violations of fraud and abuse laws are punishable by civil and criminal fines and penalties, which could result in restrictions on our operations, increased costs of compliance with remedies and restructuring of our financial arrangements with our GPO and supply chain partners.

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

The restatement of some of our financial results may subject us to litigation

Because we restated our financial results for the first and second fiscal quarter of 2002, as well as fiscal 2000 and 2001, we could be subjected to litigation. Any claims, with or without merit, could be time-consuming and costly to defend.

We may be subject to litigation for defects in products sold by suppliers using our solutions, and this product liability litigation may be costly and time consuming to defend

Because certain of our solutions facilitate the sale of products by suppliers, we may become subject to legal proceedings regarding defects in these products, even though we do not take title to these products. Any claims, with or without merit, could be time-consuming and costly to defend.

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

We may be subject to intellectual property claims, and if we were to subsequently lose our intellectual property rights, we could be unable to operate our current business

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Any claims regarding our intellectual property, with or without merit, could be time consuming and costly to defend, divert management attention and resources or require us to pay significant damages. License agreements may not be available on commercially reasonable terms, if at all. In addition, there has been an increase in the number of patent applications related to the use of the Internet to perform business processes. Enforcement of intellectual property rights in the Internet sector will become a greater source of risk as the number of business process patents increases. The loss of access to any key intellectual property right, including use of the Neoforma brand name, could result in our inability to operate our current business.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Because our investments mature within one year, a hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by $24,000.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2003	2004	2005	2006	2007
Cash equivalents and short-term investments:
Fixed rate short-term investments	$12,900	$357	—	—	—
Average interest rate	1.13%	1.40%	—	—	—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of our IPO) as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of our stock. We and our officers are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving us. On July 15, 2002, we, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, our board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. We have agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Due to the inherent uncertainties of litigation however, we cannot accurately predict the ultimate outcome of the lawsuits.

In August 2003, Accelerated Systems Integration, Inc., or ASI, filed suit in the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 1969) against us, our wholly-owned acquisition subsidiary, Neocars, Inc., and I-many, seeking (i) a preliminary injunction against the closing of the asset purchase transaction we had previously announced and (ii) further unspecified damages. ASI also made certain other allegations against I-many, and made a claim of interference with contractual rights against us for entering into the asset purchase agreement with I-many. On October 31, 2003, the court denied ASI’s request for a preliminary injunction. We intend to defend this matter vigorously.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Fourth Amended and Restated Outsourcing and Operating Agreement dated as of August 13, 2003 among Novation, LLC, VHA Inc., University HealthSystem Consortium, Healthcare Purchasing Partners International, LLC, and Neoforma, Inc.*

10.2	Asset Purchase Agreement dated as of July 18, 2003 among Neoforma, Inc., Neocars Corporation and I-many, Inc.

10.3	First Amendment to Asset Purchase Agreement dated as of September 3, 2003 among Neoforma, Inc., Neocars Corporation and I-many, Inc.

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested for parties of this exhibit

(b) Reports on Form 8-K

On July 22, 2003, we filed a Form 8-K under Item 4 announcing the appointment of PricewaterhouseCoopers LLP as our independent auditors, effective July 22, 2003.

On August 15, 2003, we furnished a Form 8-K under Item 12 announcing our second quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003

NEOFORMA, INC.
By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer and Secretary (Duly Authorized and Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Fourth Amended and Restated Outsourcing and Operating Agreement dated as of August 13, 2003 among Novation, LLC, VHA Inc., University HealthSystem Consortium, Healthcare Purchasing Partners International, LLC, and Neoforma, Inc.*

10.2	Asset Purchase Agreement dated as of July 18, 2003 among Neoforma, Inc., Neocars Corporation and I-many, Inc.

10.3	First Amendment to Asset Purchase Agreement dated as of September 3, 2003 among Neoforma, Inc., Neocars Corporation and I-many, Inc.

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested for parties of this exhibit