Form 10-K
period 2003-12-31
NEOFORMA INC
filed 2004-03-10
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant’s common stock on The Nasdaq Stock Market on such date, was $76,007,052. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s common stock outstanding on March 8, 2004 was 19,946,628.

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held in May 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Neoforma, Neoforma.com, Neoforma Order Management Solution, Neoforma OMS, Neoforma Contract Management Solution, Neoforma CMS, Neoforma Data Management Solution, Neoforma DMS, Neoforma Materials Management Solution, Neoforma MMS, NeoConnect, Healthcare Products Information Services, HPIS, Med-ecom, Medcontrax and the Neoforma logo are some of our trademarks or service marks. Other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I

We make many statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In many cases you can identify these forward-looking statements by the use of words such as “will,” “may,” “might,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “project,” “estimate,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” and elsewhere in this Form 10-K. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect circumstances or events after the filing date of this Form 10-K.

ITEM 1.    Business

Our Company

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our Web-based supply chain management solutions are designed to enable efficient collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, which have led to major inefficiencies. These inefficiencies lead to slower, error prone transactions and increased overhead and costs for suppliers and hospitals. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to increase efficiencies in their supply chain to improve their overall margins. Our Web-based solutions make it easier for the participants in the healthcare supply chain, principally hospitals, suppliers and group purchasing organizations, or GPOs, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Using our solutions, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

Our solutions address the needs of our customers in four primary areas:

•	order management;

•	contract management;

•	data management; and

•	materials management.

We serve over 1,600 customers, including many of the nation’s leading hospitals and suppliers. We have a contractual relationship with Novation, LLC, the supply chain management company for its GPO owners, VHA Inc. and University HealthSystem Consortium, or UHC, under which these organizations have named us as their exclusive e-commerce supply chain provider and from which we currently generate the significant majority of our business. The hospital members of VHA and UHC utilize Marketplace@Novation™, a Web-based supply chain management, e-commerce and information solution that currently addresses the critical areas of order management and contract management.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our headquarters is located at 3061 Zanker Road, San Jose, CA 95134, and our telephone number is (408) 468-4000. Our Web site is www.neoforma.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Recent Developments

On November 30, 2003, we terminated the proposed acquisition of substantially all of the assets of the Health & Life Sciences business of I-many, Inc. Pursuant to the terms of the asset purchase agreement with I-many, we exercised our right to terminate the agreement if the closing did not occur by November 30, 2003.

On December 19, 2003, we repaid the remainder of our outstanding borrowings under our revolving credit agreement with VHA, which equaled $14 million. We also reduced the amount of funds available under the credit agreement from $25 million to $15 million.

Industry Background

The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, that have led to major inefficiencies. Supply chain costs represent the second largest expenditure category and approximately 25% to 30% of the average hospital’s operating expenses. There are thousands of suppliers selling to numerous healthcare provider sites, including approximately 5,800 hospitals in the United States. The technology investments made by hospitals and suppliers in materials management or information systems generally do not communicate with each other either within an organization or between organizations. Hospitals generally have made fewer technology investments in supply chain initiatives as compared to other industries, and their technologies are often out-of-date. As a result, many hospitals and their suppliers remain reliant on manual processes, primarily phone, fax and paper. In addition, healthcare supply chain participants frequently use complicated purchasing contracts and trade agreements, often negotiated by a GPO or supply management company, to facilitate the purchase of goods and services, adding another stakeholder and layer of complexity to the industry. Discrepancies in price, miscommunication and inaccurate or missing information lead to slower, error prone transactions for all participants, increased overhead for suppliers and higher costs for hospitals. An industry study, which we co-sponsored, entitled “The Value of eCommerce in the Healthcare Supply Chain,” dated June 2001, estimated that these inefficiencies result in overall waste of 2% to 10% of total spending in the industry.

Participants in the healthcare industry are also under significant competitive and cost pressures. For example, hospitals are faced with reduced Medicare and third-party payor reimbursement rates, increasing malpractice insurance costs, intense pressure to increase patient safety initiatives and new legislation requiring increased investment in technology. Suppliers are faced with an increasingly competitive environment and growing margin pressures, as well as a need to support the financial and operational health of their hospital customers. These industry participants are seeking ways to improve efficiencies in their supply chain to increase overall margins.

Our Solutions

We deliver Web-based supply chain management solutions, utilizing a combination of technology, information and services, to enable effective collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs.

For hospitals, supply expenditures represent approximately 25% to 30% of the average hospital budget and the second largest expenditure category behind labor. Our supply chain management solutions help hospitals streamline their supply chain and reduce their supply costs by (i) automating manual, paper-based processes, (ii) increasing contract utilization and (iii) providing better supply chain information.

GPOs and supply management companies encounter a variety of purchasing and contracting challenges, including lengthy contracting processes, difficulties associated with providing accurate and timely contract information to their hospital members, reduced levels of contract compliance due to off-contract buying, incomplete member purchase history data and delayed supplier sales reporting. Through our solutions, GPOs and supply management companies can (i) gain access to detailed information regarding contract utilization, buying patterns and purchasing history, (ii) improve the quality and accuracy of their contract and related product information and (iii) provide information on their negotiated contracts to their hospital customers in a timelier manner. As a result, our solutions enable GPOs and supply management companies to improve their service offerings to their customers and reduce their operating costs.

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

Our Web-based solutions are designed to enable hospitals, GPOs and suppliers to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations and enhance strategic planning across organizational boundaries. Our solutions are designed to complement and augment our customers’ existing supply chain business processes, and we offer them individually or jointly. For example, we offer VHA and UHC member hospitals order management and contract management solutions as part of Marketplace@Novation.

We offer our customers solutions to address four main areas in the healthcare supply chain:

•	Order Management: Neoforma Order Management Solution™, or Neoforma OMS;

•	Contract Management: Neoforma Contract Management Solution™, or Neoforma CMS;

•	Data Management: Neoforma Data Management Solution™, or Neoforma DMS; and

•	Materials Management: Neoforma Materials Management Solution™, or Neoforma MMS.

Neoforma Order Management Solution

We address the day-to-day order management aspect of the healthcare supply chain with Neoforma OMS. Neoforma OMS streamlines healthcare supply purchasing by simplifying and automating day-to-day activities. Combining Web-based functionality, discrepancy management tools and connectivity, Neoforma OMS is designed to generate significant savings for hospitals and suppliers through increased electronic transactions and by helping to resolve order discrepancies faster. In addition, Neoforma OMS provides hospitals and suppliers with valuable information to help them reduce supply chain costs. We deliver Neoforma OMS as part of Marketplace@Novation and receive payment from Novation for the services we provide, and we also sell Neoforma OMS to hospitals that are not members of VHA or UHC and to suppliers.

The key components and benefits of Neoforma OMS to hospitals and suppliers include:

•	Connectivity. Using our proprietary NeoConnect™ platform and rapid implementation methodology, we connect hospitals’ materials management information systems, or MMIS, to their suppliers’

enterprise resource planning, or ERP, systems. We connect to multiple types of MMIS on the hospital side and ERP systems on the supplier side and utilize major electronic data interchange, or EDI, document standards typically used in the healthcare industry. Neoforma enables hospitals and suppliers to connect using a single communication protocol and data format, reducing their cost of creating and maintaining connections.

Neoforma OMS provides hospitals with electronic access to a broad group of suppliers as well as the ability to support multiple document types, enabling hospitals to increase automation and accuracy. Broader connectivity to suppliers enables hospitals to conduct more of their supply transactions electronically, creating significant time and cost savings.

For suppliers, electronic connections to their hospital customers increase automation and improve the accuracy of orders. Neoforma OMS enables suppliers to convert customers, with whom they previously communicated by phone or fax, to electronic connections, reducing the burden and expense of servicing their customers.

•	Online discrepancy management tools. We believe Neoforma OMS is the most comprehensive solution in the healthcare supply chain for identifying and resolving discrepancies in day-to-day ordering activities. Neoforma OMS allows purchasing teams within hospitals to identify, track and review order discrepancies in real-time, and suppliers to proactively manage order discrepancies with their hospital customers, before the orders get to the invoice stage. Using Neoforma OMS, hospitals and suppliers are immediately alerted to price discrepancies, rejected line items, part number discrepancies, backorders, items on hold and added line items. These alerts accelerate the resolution of discrepancies, allowing suppliers to get paid faster, reducing DSO, and to spend less time on customer support and more time selling. By resolving issues and discrepancies prior to the invoice stage and increasing accuracy throughout the ordering process, hospital purchasing managers and accounts payable departments can avoid costly rework, capture payment discounts and provide more responsive service to internal customers and clinicians.

•	Online order status. Neoforma OMS enables suppliers to provide their hospital customers with faster access to ordering information, including instant access to confirmations, expected ship dates and advance ship notices, enabling hospital purchasing teams to stay apprised of the status of their orders and to quickly take action to resolve availability and substitution issues. Hospital purchasing teams can check the status of orders online instead of calling their supplier customer service representatives, helping suppliers improve their customer satisfaction levels while reducing customer service and sales personnel costs.

•	On-demand reports. Hospital and supplier users of Neoforma OMS can access a number of detailed, on-demand reports, enabling them to gain visibility into transactions and make better decisions for their businesses. These reports provide hospital users the ability to identify disparate pricing within a hospital or between two or more hospitals in the same hospital system, to monitor spending across a hospital system, including spending information in areas that typically purchase outside of the materials department, such as food and pharmacy. The reports enable supplier users to track the supply chain automation of their hospital customers to ensure that they reduce phone and fax transactions and move to electronic purchasing over time. All of the reports can be filtered, searched and downloaded into multiple formats.

Neoforma Contract Management Solution

Neoforma CMS is a Web-based solution that enables hospitals to reduce supply costs through improved utilization of contracts, fewer price discrepancies and faster, better-informed decision-making. Additional services offered to suppliers provide contract administration and reporting of aggregated sales tracing information across multiple distributors to facilitate rebate processing and contract performance analysis.

Neoforma CMS provides a secure, online environment that allows suppliers to communicate contract and product information with hospital customers and to collaborate with hospitals on new contract setup and price changes. Neoforma CMS is currently available for use by supplier customers that have contracts with Novation and that sell to VHA and UHC member hospitals, and to hospital customers that are members of VHA and UHC and participate in Novation’s purchasing program. Using Neoforma CMS, suppliers can reduce contract and marketing administration costs through more effective communication and fewer price discrepancies with their customers. We deliver Neoforma CMS as part of Marketplace@Novation and receive payment from Novation for the services we provide, and we also sell Neoforma CMS to suppliers.

The key components and benefits of Neoforma CMS to hospitals and suppliers include:

•	Contract catalog. Using Neoforma CMS, suppliers can provide and hospitals can access contract, product and pricing information for products that are covered by negotiated contracts. Neoforma CMS enables VHA and UHC member hospitals that participate in Novation’s purchasing program to access the complete contract and product portfolio of Novation. For VHA and UHC member hospitals, we populate Neoforma CMS with data sourced directly from Novation and its suppliers, which enables us to alert users to new contracts and contract updates so they will have the latest product and pricing details for items under contract. By providing this accurate and up-to-date product and contract information, Neoforma CMS helps hospitals eliminate costly mistakes and optimize their use of negotiated contracts, which can ultimately reduce their supply costs. We provide tools that enable users to search for product and contract information, view detailed contract terms and export contract data for import into their MMIS.

Suppliers can use Neoforma CMS to display comprehensive contract information and updates, provide a single, centralized place where their hospital customers can find complete contracts and related documents, enable their hospital customers to quickly search for contract information using simple and advance search techniques and provide supplier contact information so their hospital customers can more quickly implement contracts. These features can improve the hospital’s awareness of a supplier’s Novation contracts to improve the utilization and reduce the cost of administering contract purchases.

•	Online product catalog. Neoforma CMS allows suppliers to provide VHA and UHC member hospital customers with detailed, up-to-date product information. Through Neoforma CMS, we provide detailed information on approximately 650,000 products across most major areas of hospital spending, enabling hospital users to reduce product identification errors. Suppliers can enable their hospital customers to access comprehensive product information, including product names, descriptions and manufacturer product numbers to find products and to research and source products more easily when backorders occur.

•	Online collaboration. Neoforma CMS enables hospitals and suppliers to communicate and interact online, helping hospital materials managers, contract agents and buyers reduce product and price discrepancies. To expedite product updates, hospitals can initiate and collaborate on product setup and pricing changes with their suppliers through online forms, and email notifications are sent when changes are made. Using Neoforma CMS, suppliers can use a single form to initiate and approve product and price updates for multiple items, utilize product information from the product catalog to populate online forms, create an audit trail for issue resolution and use contact lists to find and select hospital customer contacts and initiate collaboration with these customers.

•	On-demand reports. Through Neoforma CMS, we provide on-demand report generation capabilities that allow hospitals to track purchase trends and gain visibility into and analyze contract spending. Hospitals can use these reports to increase contract compliance and optimization.

Neoforma CMS: Contract Administration and Reporting

In addition to the offering described above, we provide additional contract administration and reporting services primarily to healthcare manufacturers who sell through distributors. We initiated this offering with the acquisition of Med-ecorp, Inc. in July 2002. Our Neoforma CMS Contract Administration and Reporting includes the retrieval and preparation of sales tracing data from distributors and contract data from manufacturers, cross reference of that data and reporting on sales and rebate transactions from multiple distributors. Manufacturers use these services to keep track of products sold through distributors, across a range of distributors, and to improve the management of the contract pricing and rebate processes with their distributors.

Detailed services include:

•	Web-based tools to manage contracts and pricing;

•	procurement of sales data from distributors and contract data from manufacturers in various formats;

•	cleansing and validation of data;

•	cross reference and maintenance of contract and sales data; and

•	delivery of sales and rebate reports to manufacturers.

Neoforma Data Management Solution

Neoforma DMS includes a data cleansing offering sold to hospitals and GPOs and market intelligence offerings sold to medical-surgical and pharmaceutical manufacturers who sell through distributors.

Data Cleansing

Neoforma DMS is a data cleansing and maintenance solution that enables hospitals to significantly improve the accuracy of their item master and vendor master data files. Hospitals typically have large amounts of item and vendor data stored in their MMIS or ERP systems. They are challenged by out-of-date product information, duplicate entries, inaccurately entered information, obsolete item and vendor records, incorrect prices and incorrect part numbers. Furthermore, the item data typically has poor descriptions and is often either not categorized or poorly categorized. For hospitals, these issues increase the potential to overspend when an order is placed, lead to price and item discrepancies that require intervention and resolution with their suppliers, make it difficult for users to source products and hamper their ability to perform meaningful spending analysis to prioritize their cost reduction efforts. Neoforma DMS cleanses, normalizes, enriches and categorizes MMIS master data. With improved item and vendor master files, hospitals can improve the return on their investment in MMIS and ERP systems, analyze variations in pricing and product orders, generate valuable reports, better analyze product utilization and standardize products to reduce supply costs. GPOs can utilize Neoforma DMS to cleanse and categorize contract and related product information that they publish to their hospital members.

The key components and benefits of Neoforma DMS to hospitals include:

•	Data cleansing. Neoforma DMS cleanses data files using a combination of powerful technology, capable of processing a high volume of records with increased accuracy over manual methods, and expertise provided by medical professionals representing numerous medical specialties to ensure high quality results. This combination of technology, information and services increases the accuracy of a hospital’s MMIS item and vendor master files to enable the hospital to improve its day-to-day operations and strategic decisions.

•	Data categorization. Neoforma DMS offers comprehensive categorization services. We support the United Nations Standard Products and Services Code, or UNSPSC, classification system, which is increasingly being adopted as a standard by participants in the healthcare supply chain. Classification to UNSPSC enables our customers to better find supplies for procurement in a given category, to better analyze expenditures, including facilitating roll-up and drill-down capabilities, and to better perform strategic sourcing. In addition to our support of UNSPSC, we also have the capability to categorize products to customer-specific or custom schema.

•	Data enrichment. Neoforma DMS provides rich product attribute data that supports improved reporting, identification of functional equivalents and product standardization. Hospitals benefit when they are able to identify medical products from various vendors that are functionally equivalent and standardize their purchasing from a particular vendor, increasing their contract utilization with that vendor and reducing their annual costs for that item.

•	Reporting options. Clean, accurate and complete item and vendor master files create the foundation for hospitals to generate advanced reports to analyze spending and identify pricing and contracting opportunities. Neoforma DMS helps purchasing and materials managers understand where savings and cost efficiencies can be realized, allowing their organizations to consolidate and standardize purchasing for maximum cost reduction. Reports available through Neoforma DMS include inactive products which need to be removed, duplicate products which can be consolidated, active products and vendors which need to be maintained on an ongoing basis, product descriptions that are cross-referenced between the hospital and the vendor’s product information for accuracy and custom reports that include abbreviated product descriptions specific to the hospital’s MMIS or ERP system.

Market Intelligence

HPIS Market Intelligence

We provide market intelligence reporting as part of Neoforma DMS to medical-surgical manufacturers and distributors. We initiated our HPIS Market Intelligence offering with the acquisition of Medcontrax, Inc. in July 2002. HPIS Market Intelligence helps suppliers identify market opportunities, measure market share and evaluate sales force performance and management. The team in our HPIS business unit acquires detailed, transactional data from the leading medical-surgical distributor members of the Health Industry Distributors Association, or HIDA, and then aggregates, normalizes, indexes and reports on this transactional data. Healthcare manufacturers and distributors use this standardized and customized critical market intelligence to develop strategies to optimize their market performance.

For manufacturers, we provide:

•	market share information by product or product category;

•	competitive market share information by geographic area;

•	sales performance information, including competitive performance, defined by sales areas; and

•	sales and market share trends over time.

For distributors, we provide:

•	sales and market share information defined by manufacturer product, product category and geographic region; and

•	distributor sales performance information compared to market trends.

Pharmaceutical Market Intelligence

We also provide market intelligence reporting to pharmaceutical manufacturers. Pharmaceutical Market Intelligence helps pharmaceutical manufacturers gain key strategic insights into sales volume and market share within the VHA and UHC member hospital base. This data is aggregated from a variety of pharmaceutical wholesalers and delivered to manufacturers in a series of reports that include purchasing volume by hospital and product, market share by generic equivalents and market share by American Hospital Formulary Service product category. These reports deliver visibility down to the facility level, which is important in helping pharmaceutical manufacturers understand and maximize the impact of their contracting and sales efforts to their Novation customer segment.

Neoforma Materials Management Solution

Neoforma MMS enables hospitals to manage inventory and requisition, issue purchase orders, receive products and manage other components of the materials management process. Neoforma MMS is designed to offer hospitals superior flexibility, process control, ease of use and ease of implementation as compared to conventional materials management information systems. Neoforma MMS consists primarily of the technology we acquired from Revelocity Corporation in December 2002.

In addition to direct sales to hospitals, Neoforma MMS is sold to suppliers who either resell it to their hospital customers to support their inventory management or use it to provide fully outsourced inventory management services. Suppliers leverage browser-based and handheld inventory management capabilities to facilitate streamlined consignment tracking and replenishment in addition to outsourced hospital inventory management.

The key components and benefits of Neoforma MMS to hospitals and suppliers include:

•	End-to-end materials management. Neoforma MMS enables hospital users, principally directors of materials management, buyers and receiving staff, to oversee their materials management process. For suppliers, Neoforma MMS provides field and office personnel with real-time visibility to inventory levels so that they immediately can respond to demand changes. Additionally, Neoforma MMS offers automated ordering capabilities based on inventory usage or time intervals. Automated ordering decreases the risk of stock outs and last minute, higher-cost premium shipments. It also increases supplier customer service levels, while keeping inventory low.

•	Web-based approach. Neoforma MMS is deployed as a hosted solution, so that hospitals and suppliers are not required to install software on their internal systems. This enables users to avoid the infrastructure, maintenance and upgrade efforts of, and subsequent costs to, their information technology, or IT, departments. Neoforma MMS offers a familiar browser-based interface, including drop-down lists and simple forms, to reduce the need for extensive training and enable users to rapidly understand the features and functions.

•	Point-of-use control over inventory. Neoforma MMS includes powerful handheld computers for bar code scanning, inventory usage tracking, inventory transfers, physical inventory counts, requisitioning, ordering and receiving. These devices allow hospitals and suppliers point-of-use control over inventory, which reduce time-consuming, paper-based processes for tracking and reporting inventory in remote inventory locations. Additionally, these handheld devices reduce the risk of re-keying errors associated with manual processes.

•	Designed for healthcare. Neoforma MMS was built and designed to provide materials management capabilities in the context of the healthcare supply chain, based on an understanding of the unique needs and processes of hospital and supplier organizations, including multiple clinical departments, IT resources and training needs. Neoforma MMS offers full support for various electronic document types, requires minimal customization and can be used in connection with Neoforma OMS and Neoforma DMS.

Marketplace@Novation

We develop, implement and support supply chain management solutions for Marketplace@Novation, a proprietary online marketplace for VHA and UHC member hospitals and suppliers. Marketplace@Novation utilizes two of our solutions for order and contract management, Neoforma OMS and Neoforma CMS, respectively. We leverage our relationships with Novation hospitals and suppliers that have contracted with us to use Marketplace@Novation to cross-sell our other solutions. Marketplace@Novation currently accounts for the substantial majority of our fees, and we anticipate that this will continue for the foreseeable future.

Strategic Relationships

In 2000, we entered into a 10-year strategic relationship with Novation, the supply chain management company for its GPO owners, VHA and UHC. Novation is an established healthcare industry participant, and we believe that this relationship has been, and will continue to be, instrumental to our success. Novation, VHA and UHC named us as the exclusive e-commerce solution they offer to VHA and UHC members, branded as Marketplace@Novation. VHA is a nationwide network of more than 2,200 community-owned healthcare organizations and their physicians. It comprises approximately 25% of the nation’s community hospitals. UHC is an alliance of 88 academic medical centers and 110 associate members that represent approximately 76% of the academic medical centers in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategic Relationships” of this Form 10-K for further discussion of our relationships with VHA, UHC and Novation.

In August 2001, we entered into a three-year agreement with Global Healthcare Exchange, LLC, or GHX, to provide connectivity to GHX’s supplier customers to help our hospital customers more quickly realize the benefits of e-commerce and minimize the costs of connectivity and information exchange. GHX was formed by five leading manufacturers to the healthcare industry: Abbott Laboratories, Baxter International, Inc., GE Medical Systems, Johnson & Johnson and Medtronic, Inc.

Marketing, Sales and Service

The marketing teams within our company lead our efforts to understand our customers and how our solutions can address their needs. These teams gather customer, partner and market input and prioritize our product development and service initiatives. Our outbound marketing activities include traditional and Internet-based vehicles such as direct mail, advertising, Web-based seminars, sponsorships and tradeshows. We also utilize a variety of public relations initiatives, including continuing to develop relationships with business, healthcare, Internet and technology media and industry analysts. These activities aim to increase awareness of our brand, to attract new customers to our solutions and to educate our customers on how to optimize their use of our solutions. We intend to continue to invest in these areas, because we believe a deep understanding of our customers and their business processes, and their awareness of our offerings, is critical to the success of our business.

We sell our solutions to suppliers and hospitals through a direct field sales force. The sales force consists of hospital specialists who primarily target the hospital market to sell our solutions and supplier specialists who focus on the sale of our solutions to manufacturers and distributors. Our field sales force has significant experience in the sale of medical products, medical equipment and supply chain and information technology systems to healthcare customers. We plan to continue to grow and develop our sales force as we expand the breadth of our solutions portfolio and our hospital and supplier customer base.

Our relationships with a number of our strategic partners provide for joint and cross selling and marketing of our solutions. For example, under our strategic relationship with Novation, VHA and UHC, the sales forces of these organizations actively promote our supply chain management solutions to hospitals and suppliers, which significantly aids in our selling and marketing efforts. We plan to expand the number and scope of our strategic relationships, including channel relationships, to support the sale of our solutions.

We provide extensive customer service and support for our hospital and supplier customers. Once a customer has signed an agreement with us, our customer care team manages the customer experience from implementation through ongoing support. Our services include technical integration and interfaces, data mapping and cleansing, Web-based training and 24x7 call center support. In addition to our centralized service and support resources, we employ a team of field-based account managers to work closely with our hospital and supplier customers at their facilities, where appropriate. Additionally, we utilize a value documentation team that currently assists our hospital customers in identifying and documenting actual dollar cost savings and other value received through the use of our solutions. We believe a commitment to providing a consistently superior customer experience, coupled with highly dependable, reliable systems, is and will continue to be an important differentiator for us.

Architecture, Product Development and Support

We intend to continue to expand and enhance the functionality of our solutions. We have invested in architecture, product development and support and management resources to enhance the technical infrastructure that supports our increasing volumes of data and customer usage. We intend to continue to augment our existing solutions that increase utility and value for healthcare manufacturers, distributors, hospitals and GPOs.

Our architecture group is responsible for establishing our enterprise architecture and corporate technology strategy. The product development and support group is responsible for translating customer needs into detailed technical specifications, configuring and developing technology solutions and testing and supporting these applications for our production environment. Depending on the number and complexity of current development projects underway, our staff is augmented using both independent contractors and consulting firms.

Currently, we are developing additional enterprise and supply chain analytics capabilities as a part of our solutions infrastructure. These capabilities will provide enhanced business intelligence and supply chain management information to our customers and partners in support of committed purchasing and supplier relationships.

For both our current and future product development activities, we plan to continue to leverage commercially available technology from new and existing partners to accelerate product delivery and minimize development risk.

For the years ended December 31, 2001, 2002 and 2003, our product development expenses were $16.9 million, $17.2 million and $18.6 million, respectively.

Proprietary Rights and Licensing

Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. In addition, we seek to avoid disclosure of our intellectual property by restricting access to our source code and by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us. We have also applied for a patent of our Success Tracker customer value product.

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

Competition

The market for supply chain management solutions in healthcare is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management and materials management for hospitals, GPOs and suppliers, we have a diverse set of competitors that compete with portions of our overall offering. To best serve our customers, we sometimes partner with our competitors in one segment of the market while competing with them in others. We believe that as our capabilities grow, we will continue to find areas of opportunity for both collaboration and competition with other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, GPO and supplier customers is important to our success.

Some of our current and potential competitors include:

•	online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with whom we also have a strategic relationship;

•	suppliers that have created their own offerings to provide supply chain management services to their customers;

•	software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson Software, McKesson Corporation, Oracle Corporation, PeopleSoft, Inc. and SAP AG;

•	GPOs that are offering supply chain management services beyond traditional GPO services, such as Broadlane, Inc. and MedAssets, Inc.; and

•	companies that provide information solutions or information services to participants in the healthcare supply chain.

Companies in our market that compete to provide services to hospitals do so based on brand recognition, ability to integrate product offerings, cost, ease of use and convenience, number of suppliers with whom hospitals can conduct business and communicate and customer service.

We believe that companies in our market compete to provide services to suppliers based on brand recognition, number of hospitals using their services and the volume of their purchases, level of bias, or perceived bias, toward particular suppliers, existing relationships, compatibility with suppliers’ existing sales and distribution methods, cost, functionality, ease of use and convenience, ability to integrate their services with suppliers’ existing systems and software, and quality and reliability of their services.

Competition is likely to intensify as our market matures. As competitive conditions intensify, our competitors may enter into strategic or commercial relationships with larger, more established healthcare, medical products or Internet companies or with each other, secure services and products from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, secure exclusive arrangements with hospitals that impede our sales and devote substantially more resources to Web site and systems development and research and development.

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

Employees

As of December 31, 2003, we had 261 full-time employees, including 65 in sales and marketing, 30 in services, 76 in product development, 48 in operations and 42 in general and administrative functions. Our future success will depend, in part, on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe our relations with our employees are good. We also use independent contractors and consultants to support our services, primarily in product development and operations.

ITEM 2.    Properties

As of December 31, 2003, our executive, administrative and operating offices were located in 116,000 square feet of office space located in San Jose, California under a sublease scheduled to expire in March 2007. We occupy 84,300 square feet of this facility. In February 2002, we entered into a sublease with a corporation under which they subleased 20,000 square feet of this facility for the first year, increasing to 31,700 square feet for the remaining term of the sublease, which runs through February 2005.

We also lease facilities in three other locations in the United States. The total square footage under these leases is 30,000, and these leases expire on various dates through December 2005.

ITEM 3.    Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of our initial public offering, or IPO) as well as our Chairman and Chief Executive Officer, Robert Zollars, and our former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of our common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of our stock. We and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving us. On July 15, 2002, we, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, our board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. We have agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Due to the inherent uncertainties of litigation however, we cannot accurately predict the ultimate outcome of the lawsuits.

In August 2003, Accelerated Systems Integration, Inc., or ASI, filed suit in the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 1969) against I-many, Inc., us and our wholly-owned acquisition subsidiary, Neocars, Inc., seeking (i) a preliminary injunction against the closing of the asset purchase transaction we had previously announced and (ii) further unspecified damages. ASI also made certain other allegations against I-many, and made a claim of interference with contractual rights against us for entering into the asset purchase agreement with I-many. On December 16, 2003, we settled the suit pursuant to a confidential settlement and release agreement with ASI.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock has been traded on The Nasdaq National Market under the symbol NEOF since January 24, 2000, the date of our IPO. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales prices for our common stock as reported on The Nasdaq National Market for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2002	High	Low
First quarter	$29.96	$14.52
Second quarter	$23.00	$9.50
Third quarter	$13.70	$5.79
Fourth quarter	$13.00	$7.20

FISCAL YEAR ENDED DECEMBER 31, 2003	High	Low
First quarter	$13.89	$8.77
Second quarter	$13.36	$8.86
Third quarter	$16.49	$10.73
Fourth quarter	$16.39	$10.10

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

Recent Sales of Unregistered Securities

On December 23, 2002, we completed the acquisition of substantially all of the assets of Revelocity. In connection with this acquisition, we issued 61,000 shares of our common stock to Revelocity at closing. Additionally, during 2003, we issued an additional 125,000 shares of our common stock as further consideration based on the achievement of certain revenue milestones by the acquired business, per the terms of the acquisition agreement. All issuances of our common stock in connection with this acquisition were done in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of such Act. We did not utilize any underwriters in connection with this acquisition or the related issuances of common stock.

Holders of Record

As of March 8, 2004, there were approximately 7,100 holders of record of our common stock. This number includes an estimate of a number of stockholders for whom shares were held in a nominee or street name.

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

ITEM 6.    Selected Financial Data

SELECTED FINANCIAL DATA

The selected Consolidated Balance Sheets data as of December 31, 2002 and 2003, and the selected Consolidated Statements of Operations data for each of the years ended December 31, 2001, 2002 and 2003, have been derived from our audited financial statements appearing in this Annual Report on Form 10-K. The selected Consolidated Balance Sheets data as of December 31, 1999, 2000 and 2001, and the selected Consolidated Statements of Operations data for the years ended December 31, 1999 and 2000, are derived from our audited financial statements not included in this Form 10-K. When you read this selected consolidated financial data, it is important that you also read the Consolidated Financial Statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

See Note 2 to the Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share amounts.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
Related party revenue	$—	$—	$—	$—	$825
Non-related party revenue	1,004	10,365	3,003	4,261	10,228

Total revenue	1,004	10,365	3,003	4,261	11,053
Operating Expenses:
Cost of equipment sold	—	3,544	216	—	—
Cost of services	—	7,722	13,480	8,513	6,723
Operations	5,941	14,035	15,675	20,437	19,738
Product development	8,161	24,785	16,912	17,229	18,645
Selling and marketing	16,860	51,530	28,646	12,793	18,659
General and administrative	17,937	22,877	16,064	14,718	10,711
Amortization of intangibles	715	26,557	30,098	90	588
Amortization of partnership costs*	—	29,442	50,830	9,361	847
Cost of warrant issued to recruiter	2,364	—	—	—	—
Costs of strategic partnership	—	9,345	—	—	—
Write-off of purchased software	—	3,858	1,513	458	—
Write-off of acquired in-process research and development	—	16,900	—	110	—
Abandoned acquisition costs	—	2,742	—	—	551
Restructuring	—	2,791	950	(68)	—
Impairment of assets held for divestiture	—	13,305	81,086	—	—
Impairment of intangibles	—	—	11,906	—	—
Write-down of non-marketable investments	—	—	8,400	451	—
Net (gain)/loss on divested businesses	—	—	(55)	59	—
Write-down of notes receivable	—	—	—	1,053	50

Loss from operations	(50,974)	(219,068)	(272,718)	(80,943)	(65,459)
Other Income (Expense):
Interest income	659	4,707	769	516	324
Interest expense	(676)	(1,362)	(685)	(1,723)	(1,039)
Other income (expense)	(29)	29	271	(60)	(213)

Net loss	$(51,020)	$(215,694)	$(272,363)	$(82,210)	$(66,387)

Net loss per share:
Basic and diluted	$(191.80)	$(25.58)	$(17.32)	$(4.90)	$(3.66)

Weighted-average shares—basic and diluted	266	8,432	15,721	16,790	18,161

*	See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of Emerging Issues Task Force Abstract No. 01-9.

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments	$46,775	$27,693	$14,096	$24,582	$16,619
Working capital	36,888	(1,241)	207	7,673	10,866
Total assets	77,369	505,143	286,301	220,810	143,214
Notes payable, less current portion	7,743	7,958	20,635	14,152	—
Mandatorily redeemable convertible preferred stock	88,812	—	—	—	—
Total stockholders’ equity (deficit)	(31,863)	461,086	242,474	178,831	129,243

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Background

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our Web-based supply chain management solutions are designed to enable efficient collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, which have led to major inefficiencies. These inefficiencies lead to slower, error prone transactions and increased overhead and costs for suppliers and hospitals. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to increase efficiencies in their supply chain to improve their overall margins. Our Web-based solutions make it easier for the participants in the healthcare supply chain, principally hospitals, suppliers and GPOs, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Using our solutions, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

Strategic Relationships

In 2000, we entered into a 10-year strategic outsourcing and operating agreement, or Outsourcing Agreement, with VHA, UHC, Novation and Healthcare Purchasing Partners International, LLC, or HPPI. Under the Outsourcing Agreement, we agreed to provide specific functionality to Marketplace@Novation, Novation’s e-commerce marketplace. Novation agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In connection with the Outsourcing Agreement, we issued in July 2000 4.6 million and 1.1 million shares of our common stock to VHA and UHC, respectively. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation. In October 2000, we exchanged VHA’s warrant for 3.1 million restricted shares of our common stock and, in January 2001, we exchanged the unexercised portion of UHC’s performance warrant, to purchase 564,000 shares of our common stock, for 564,000 restricted shares of our common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the performance targets contained in their original warrants are not met. As of December 31, 2003, VHA and UHC had earned a significant amount of the restricted shares that are subject to forfeiture, and we expect them to earn substantially all of the total restricted shares by the expiration of the four-year period in June 2004.

We have amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement, or Fourth Amended Agreement, effective August 2003:

•	We and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation member purchases but not facilitated by our connectivity solution. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•

the payments Novation is required to make under the fee level provision are subject to quarterly maximums. During 2003, we generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million for the year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment is $15.25 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on revenue generated by Novation;

•	we agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered and we do not expect to share any revenue in the foreseeable future;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI sponsored marketplaces only;

•	we have primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from those suppliers; and

•	we must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

In January 2001, we entered into stock purchase agreements with VHA, UHC and i2 Technologies, Inc., under which these entities purchased a total of 1.8 million shares of our common stock at a price of $16.90 per share. We raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to our investment bankers.

In April 2001, we entered into a revolving credit agreement with VHA, which has subsequently been amended. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. Any amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. The line of credit agreement also contains provisions that could potentially reduce the maximum we could borrow under the credit agreement in the event we entered into certain types of other debt or equity financing arrangements. In December 2003, we repaid all amounts outstanding under the line of credit, including accrued interest, and amended the line of credit to reduce its capacity from the original $25.0 million to $15.0 million.

During the years ended December 31, 2001, 2002 and 2003, the fees paid to us by Novation totaled $24.6 million, $68.8 million and $69.2 million, respectively. The fees paid to us by Novation in each of the last six quarters, including the quarter ended December 30, 2003, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume we are currently achieving, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees. As a result, we expect to receive $61.0 million in fees from Novation in 2004.

Acquisitions

Med-Contrax and Med-ecorp

In July 2002, we acquired substantially all of the assets of data management companies MedContrax and Med-ecorp. MedContrax and Med-ecorp offered subscription-based services that identified market opportunities, measured market shares and evaluated sales force performance and management, as well as provided subscription-based contract management and administration products and services. The total purchase price was $1.5 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $336,000, $360,000, $340,000, $348,000 and $110,000 were allocated to tangible assets, a proprietary database, developed technology, goodwill and acquired in-process research and development, respectively. The proprietary database and developed technology are being amortized over their estimated useful lives of three years and five years, respectively. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, goodwill is not being amortized, but is being assessed for impairment at least annually, or whenever an event or change in circumstance indicates that the carrying value may not be recoverable. The $110,000 allocated to acquired in- process research and development represented the estimated fair value, based on risk-adjusted cash flows, related to incomplete research and development projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the $110,000 was expensed as of the acquisition date. The results of operations of MedContrax and Med-ecorp are included in our Consolidated Statements of Operations from the date of acquisition.

Revelocity

In December 2002, we acquired substantially all of the assets of Revelocity, a developer of Web-based software products that provided supply chain management capabilities for hospitals and healthcare suppliers to help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. The stock-based portion of the consideration for the acquisition was contingent upon the amount of revenue generated by the acquired business from the date of acquisition through December 31, 2003. We issued an aggregate of 186,000 shares of our common stock valued at $2.1 million as consideration for the acquisition. These shares were valued as earned. Accordingly, the amount of goodwill recognized in this acquisition was adjusted as the additional shares were earned. The purchase price also included forgiveness of a $500,000 note receivable from Revelocity and the assumption of liabilities of $235,000. The total purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the initial allocation of the purchase price, $34,000, $2.0 million and $1.1 million were allocated to tangible assets, developed technology and goodwill, respectively. An additional $239,000 of goodwill was recorded in 2003 subsequent to the initial purchase price allocation as a result of the level of stock-based contingent consideration earned. The developed technology is being amortized over its estimated useful life of five years. In accordance with SFAS No. 142, goodwill is not being amortized, but is being assessed for impairment at least annually, or whenever an event or change in circumstance indicates that the carrying value may not be recoverable. The results of operations of Revelocity are included in our Consolidated Statements of Operations from the date of acquisition.

Other Matters

Since inception, we have incurred significant losses and, as of December 31, 2003, had an accumulated deficit of $692.7 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for Web-based supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	revenue recognition;

•	amortization period of capitalized partnership costs;

•	estimating the allowance for doubtful accounts receivable and notes receivable;

•	estimating litigation reserves and other accrued liabilities; and

•	valuation of goodwill and intangible assets.

Revenue Recognition

We derive our revenue from the solutions we provide to our customers. These solutions include Neoforma OMS, Neoforma CMS, Neoforma DMS and Neoforma MMS.

Related Party Revenue.    Related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, in connection with Neoforma OMS and Neoforma CMS that we provide as part of Marketplace@Novation, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are connected to Marketplace@Novation.

Hospital implementation fees are generated from VHA and UHC member hospitals that pay a one-time fee for implementation services when we connect them to Marketplace@Novation. Upon completion of the connection to Marketplace@Novation, we recognize the implementation fees ratably over the period of our agreement with the hospitals, which is typically two to three years.

As a result of the application of Emerging Issues Task Force Abstract, or EITF, No. 01-9, we offset the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in a reduction of the related party revenue reported. As a result, our reported related party revenue does not reflect the level of fees received from related parties for those services. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9 on our reported revenue.

Non-Related Party Revenue.    Non-related party revenue consists primarily of services fees, subscription fees, transaction-based fees and software license fees related to the sale and support of our solutions. Revenue is recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is probable.

Services fees are primarily generated from suppliers, GPOs and healthcare providers that purchase Neoforma DMS and Neoforma CMS and include data cleansing services, market intelligence services and contract administration and reporting services. As our data cleansing services are generally provided on a project basis, with most projects taking in excess of 90 days to complete, and given the inherent risks with regards to estimating costs, we recognize services fees paid by providers and GPOs related to these types of agreements upon project completion. Services fees relating to market intelligence services and contract administration and reporting services are received for the delivery of specified reports or other data. We recognize the services fees related to these agreements upon delivery of the reports or, for time-based access to reports or data, over the period we provide that access to the customer under the agreement.

Subscription-based fees are generated from suppliers that pay a monthly, quarterly or annual subscription fee that is not based on marketplace volume in connection with the services we provide as part of Neoforma OMS and Neoforma CMS. For these suppliers, we recognize these subscription fees ratably over the period of the subscription agreement, as that is the period over which the services are performed. We also generate subscription fees through other agreements with suppliers that participate in Marketplace@Novation that pay a periodic subscription fee calculated as a percentage of their periodic product sales under Novation contracts. For the majority of these suppliers, their Novation contract sales information is generally not available for approximately 90 days after the products are sold. For these suppliers, we utilize estimates of their Novation contract sales as a basis for recognizing revenue. As our estimation process is based on historical Novation contract sales data for each supplier, and as those estimates are updated monthly, we believe that we have adequately demonstrated the ability to reasonably estimate the basis for these fees for revenue recognition purposes. As such, we recognize the revenue in the period that the contracted products are sold.

Transaction-based fees represent the negotiated percentage of the purchase price, or marketplace volume, of products in transactions between signed participants in Marketplace@Novation that are purchased by hospitals utilizing our connection solution, NeoConnect, in connection with the services we provide as part of Neoforma

OMS and Neoforma CMS. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier. We recognize revenue for transaction fees on a net basis, as we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a buyer because, among other things, we do not: (i) establish the prices of products paid by buyers; (ii) take title to products to be shipped from the supplier to the buyer, nor do we take title to or assume the risk of loss of products prior to or during shipment; (iii) bear the credit and collections risk of the buyer to the supplier; or (iv) bear the risk that the product will be returned.

Software license fees are generated primarily from suppliers and healthcare providers that license Neoforma MMS, either directly via the purchase of a license to the software or by entering into a subscription agreement with us whereby we provide them access to a hosted version of the software. We also have generated software license revenue related to a technology license agreement we entered into in August 2001 with GHX. The revenue related to this agreement is being recognized ratably over the three-year term of the agreement. We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. For contracts with multiple obligations (e.g., license, maintenance and other services), revenue is allocated to each component of the contract using the residual method based on the price when sold separately. We recognize revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as training, we recognize revenue as the related services are performed. Revenue from hosted services is recognized as the services are performed.

Amortization Period of Capitalized Partnership Costs

Capitalized partnership costs consist of the fair value of common stock and restricted common stock issued and capitalized in connection with our Outsourcing Agreement, as amended, with Novation, VHA, UHC and HPPI. See Note 16 of the Notes to Consolidated Financial Statements for further discussion of both the Outsourcing Agreement, as amended, and the related stock that has been issued and capitalized.

The initial shares of common stock issued to VHA and UHC in connection with the Outsourcing Agreement were capitalized at their fair value on the date of issuance and are being amortized ratably over the estimated useful life of the agreement. At the time of issuance, management estimated the useful life of the 10-year agreement to be five years for accounting purposes. The primary basis for the five-year estimate was the significant risk associated with whether this new relationship would continue for the full 10-year term of the agreement in the form in which it was originally contemplated, represented among others, by:

•	we were obligated to meet numerous functionality deliverables, many of which had never been built before;

•	the “healthcare e-commerce market” did not exist and we had not yet connected our first hospital or first supplier;

•	the technology that we were obligated to build was wholly unproven; and

•	certain contractual terms, such as voting arrangements, had a term of five years, while others were expected to only provide a temporary benefits, such as exclusivity rights.

Management periodically assesses the useful life of this asset to ensure that any changes in our relationship with Novation, VHA and UHC, or any changes in the broader market conditions that may impact the useful life of the agreement, are factored into our estimate of the useful life of the agreement and the resulting amortization. As of December 31, 2003, management continued to believe that the initial estimated useful life of the agreement of five years was appropriate given the remaining uncertainty with regards to the continuing high level of performance and future functionality deliverables required of us under the terms of the Outsourcing Agreement, as amended.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2003, our total accounts receivable balance was $4.2 million, net of allowance for doubtful accounts of $235,000. Management also analyzes the financial condition of debtors for which we hold notes receivable based on all available information. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of December 31, 2003, our notes receivable balance was $1.5 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s estimate of the liability related to our pending litigation is based on claims and other information known to us and management’s assessment of the probability of loss. As additional information becomes available, we reassess and revise our estimates as appropriate. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of December 31, 2003, we had accrued $34,000 for potential liabilities related to our pending litigation.

Valuation of Goodwill and Intangible Assets

We assess the impairment of intangible assets, which currently consist of capitalized partnership costs and acquired database, developed technology and customer lists, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	loss of a major supplier or strategic partner;

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; or

•	a significant adverse change in legal factors or in the business climate that could affect the value of the intangible asset.

If we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, and acquisition related intangible assets, net of amortization, amounted to $106.0 million and $2.0 million, respectively, as of December 31, 2003.

In addition, we assess goodwill for impairment at least annually and whenever an event or change in circumstance indicates that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	our market capitalization falls below our net book value;

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition; or

•	the testing for recoverability under Statement of Financial Accounting Standards, or SFAS, No. 144 of a significant asset group within a reporting unit.

If we determine that the carrying value of goodwill may not be recoverable based upon our annual impairment test or the existence of one or more of the above indicators of impairment, we would determine the fair value of our reporting unit utilizing discounted cash flows and relative market multiples for comparable businesses. We would then compare the fair value of our reporting unit to its carrying value. If this evaluation indicated that impairment might exist for the reporting unit, we would then compare the carrying amount of goodwill in the reporting unit to the implied fair value of the goodwill to determine the amount of any impairment loss. Goodwill amounted to $1.7 million at December 31, 2003.

Results of Operations

Overview

As our operations have grown, the fees we receive from customers and our recognized revenue have also increased. Our fees from related parties increased from $24.8 million in 2001 to $69.5 million in 2002 and to $70.0 million in 2003. However, as a result of the application of EITF No. 01-9, under which we offset related party revenue by amortization of partnership costs, we eliminated 100%, 100% and 99% of related party revenue in 2001, 2002 and 2003, respectively (see Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). Our reported revenue increased 42% from 2001 to 2002 and 159% from 2002 to 2003. In 2001, 2002 and 2003, one single customer represented 17%, 27% and 10%, respectively, of our revenue. Because of the impact of EITF No. 01-9 on our related party revenue, our total revenue growth has been a result of increases in non-related party revenue. In 2003 as compared to 2002, this growth in non-related party revenue was primarily due to increases in revenue from solutions we sell to suppliers and from sales of Neoforma DMS to hospitals.

We expect certain revenue trends that our business has experienced in the past two years to continue in 2004. In 2004, we expect our revenue to continue to grow as a result of increases in non-related party revenue from sales of our solutions to hospital, GPO and supplier customers. In addition, we expect that the fees we generate in connection with our related party relationship in 2004 will be fully offset by amortization of partnership costs, resulting in zero reported related party revenue during the year. Additionally, under the terms of the Fourth Amended Agreement, there is a scheduled decrease in the quarterly maximum payments from Novation, which total $61.0 million in 2004 as compared to $69.2 million in 2003. Based on the levels of marketplace volume we are currently achieving, we expect the fees we earn from Novation will continue to be limited to the quarterly maximums. As a result, we expect lower total fees from related parties in 2004 as compared to 2003. Under the terms of the Fourth Amended Agreement, additional marketplace volume above a certain level does not result in incremental fees to us from Novation.

While our revenue has increased over the last three years, our operating expenses have decreased significantly over that same period. In 2001, we incurred a total of $184.8 million in expenses related to amortization of intangibles assets, amortization of partnership costs, write-off of purchased software, restructuring, impairment of intangibles, impairment of assets held for divestiture and write-down of non-marketable investments. In 2002 and 2003, these expenses totaled $10.3 million and $1.4 million, respectively. Further, amortization of deferred compensation decreased from $16.3 million in 2001 to $5.8 million and $2.1 million in 2002 and 2003, respectively. In addition to the decreases in these expenses over the last three years, we have improved our operational execution and the use of our resources.

Despite the decrease in total expenses over the past three years, we have made a number of investments to support our growth, primarily in personnel, and the number of our employees increased from 196 as of December 31, 2001 to a high of 295 as of November 2003. The growth in the number of our employees resulted in increases in total salaries we paid to our employees in both 2002 and 2003. However, as a result of reduced bonus levels in

2003 as compared to 2002, our total payroll costs were flat in 2003 relative to 2002. At the beginning of 2003, we completed an internal reorganization, under which we reallocated a significant portion of our workforce to more directly facing customer positions, resulting in certain operating expense categories declining and selling and marketing expenses increasing in 2003 as compared to 2002. Additionally, during the year, we made investments in selling and marketing and product development to enhance our solutions and to grow our non-related party revenue, resulting in increases in expenses in these categories during 2003. At the end of 2003, to lower our overall costs and to enable us to invest in certain areas to support our anticipated growth, we reduced the size of our workforce by approximately 35 individuals.

In 2004, we do not expect our operating expenses to continue to decrease as they have in prior years. We expect total operating expenses to be relatively flat in 2004 as compared to 2003, and we expect a decrease in depreciation expense to be offset by an increase in amortization of partnership costs classified as an operating expense. The expected reduction in depreciation is the result of certain large software licenses acquired in 2000 being fully depreciated as of December 31, 2003. The expected increase in amortization of partnership costs classified as an operating expense is the result of the anticipated decrease in fees from related parties, which will result in a decrease in the amount of the offset to the gross amortization of partnership costs.

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands, except per share data)
Revenue:
Related party revenue	$—	$—	$825	—	*
Non-related party revenue	3,003	4,261	10,228	41.9%	140.0%

Total revenue	3,003	4,261	11,053	41.9%	159.4%
Operating Expenses:
Cost of equipment sold	216	—	—	(100.0)%	—
Cost of services	13,480	8,513	6,723	(36.8)%	(21.0)%
Operations	15,675	20,437	19,738	30.4%	(3.4)%
Product development	16,912	17,229	18,645	1.9%	8.2%
Selling and marketing	28,646	12,793	18,659	(55.3)%	45.9%
General and administrative	16,064	14,718	10,711	(8.4)%	(27.2)%
Amortization of intangibles	30,098	90	588	(99.7)%	553.3%
Amortization of partnership costs	50,830	9,361	847	(81.6)%	(91.0)%
Write-off of purchased software	1,513	458	—	(69.7)%	(100.0)%
Restructuring	950	(68)	—	*	100.0%
Impairment of intangibles	11,906	—	—	(100.0)%	*
Impairment of assets held for divesture	81,086	—	—	(100.0)%	*
Write-down of non-marketable investments	8,400	451	—	(94.6)%	(100.0)%
Net (gain)/loss on divested businesses	(55)	59	—	*	(100.0)%
Write-off of acquired in-process research and development	—	110	—	*	(100.0)%
Write-down of notes receivable	—	1,053	50	*	(95.3)%
Abandoned acquisition costs	—	—	551	*	*

Loss from operations	(272,718)	(80,943)	(65,459)	(70.3)%	(19.1)%
Other income (expense):
Interest income	769	516	324	(32.9)%	(37.2)%
Interest expense	(685)	(1,723)	(1,039)	151.5%	(39.7)%
Other income (expense)	271	(60)	(213)	*	255.0%

Net loss	$(272,363)	$(82,210)	$(66,387)	(69.8)%	(19.2)%

Net loss per share:
Basic and diluted	$(17.32)	$(4.90)	$(3.66)

Weighted average shares—basic and diluted	15,721	16,790	18,161

*	Not meaningful

For the Years Ended December 31, 2001, 2002 and 2003

Revenue

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands)
Related party revenue	$—	$—	$825	—	*
Non-related Party Revenue	3,003	4,261	10,228	41.9%	140.0%

Total	$3,003	$4,261	$11,053	41.9%	159.4%

*	Not meaningful

Effective with our fourth quarter and full year 2003 financial results, we have reclassified our revenue presentation on our Consolidated Statements of Operations to reflect revenue in two categories: related party revenue and non-related party revenue. One customer accounted for 17%, 27% and 10% of our revenue in 2001, 2002 and 2003, respectively, while another customer accounted for 13% of our revenue in 2002.

Related Party Revenue.    Related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. Due to the offset of $24.8 million and $69.5 million of amortization of partnership costs against related party revenue for the years ended December 31, 2001 and 2002, respectively, there was no net related party revenue for either period. In the year ended December 31, 2003, the fees paid by Novation and VHA and UHC member hospitals exceeded the amortization of partnership costs in certain quarters, resulting in $825,000 of related party revenue for the year. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation are $61.0 million per year. As we expect gross amortization of partnership costs to be in excess of $61.0 million in 2004, we expect related party revenue to be $0 in 2004.

Non-Related Party Revenue.    Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement, as well as periods governed by previous versions of the agreement. Non-related party revenue increased from 2001 to 2002 primarily due to increased revenue generated from suppliers related to their participation in Marketplace@Novation, an increase in revenue related to the sale of a license to GHX to utilize portions of our NeoConnect platform and revenue generated from our market intelligence and contract administration and reporting services for suppliers. These market intelligence and contract administration and reporting services were introduced in connection with our acquisition of substantially all of the assets of MedContrax and Med-ecorp in July 2002. These increases in 2002 were partially offset by a decrease of $1.1 million as a result of the divestiture of certain assets in late 2001. Substantially all of the non-related party revenue for 2001 was related to the divested assets. Additionally, revenue decreased by $728,000 from 2001 to 2002 as a result of the divestiture of our EquipMD, Inc. operations in March 2002. In 2003, non-related party revenue increased as compared with 2002, primarily due to increases in revenue generated from sales of our data cleansing services to hospitals and market intelligence services for suppliers, both components of Neoforma DMS, sales of our solutions to suppliers related to their participation in Marketplace@Novation and from new revenue generated from Neoforma MMS. Neoforma MMS was introduced in connection with our December 2002 acquisition of substantially all of the assets of Revelocity.

Operating Expenses

Cost of Services

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands)
Cost of Services	$13,480	$8,513	$6,723	(36.8)%	(21.0)%

Cost of services consists primarily of the costs to perform hospital and supplier implementation activities, personnel and other related costs associated with delivering Neoforma DMS and direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors and consultants and companies to which we outsource services. The decrease in cost of services from 2001 to 2002 was primarily due to the fact that in the latter half of 2001 and in fiscal 2002, our services group utilized fewer contractors and consultants, resulting in a reduction of the related expenses by $2.7 million in 2002. Additionally, the number of full time employees in our services group decreased from 49 at the beginning of 2001 to 18 as of December 31, 2001, although it subsequently increased to 28 as of December 31, 2002. As a result, payroll related expenses decreased by $1.4 million during 2002 as compared to 2001. The decrease in cost of services from 2002 to 2003 was primarily due to a decrease in payroll related costs of $1.2 million due to a decrease in bonus levels and a $910,000 decrease in allocable expenses, including depreciation and deferred compensation amortization, allocated to cost of services. This decrease was partially offset by an increase in fees paid for outsourced services utilized to support increased revenue in 2003.

Operations

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands)
Operations	$15,675	$20,437	$19,738	30.4%	(3.4)%

Operations expenses consist primarily of expenditures for the operation and maintenance of our solutions and our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. Operations expenses increased from 2001 to 2002 primarily due to a $5.0 million increase in depreciation expense allocated to operations relating to assets that were placed into service during 2002. The decrease in operations expenses from 2002 to 2003 was primarily due to a $2.3 million decrease in payroll related costs, which was driven by a decrease in bonus levels and a decrease in headcount in the operations group from 79 as of December 31, 2002 to 54 as of December 31, 2003. The lower headcount in operations for 2003 was primarily the result of an internal reorganization in early 2003 in which a significant portion of our resources were reallocated to more directly customer facing positions. The decrease in operations expenses was partially offset by a $1.6 million increase in costs allocated to operations in 2003 versus 2002, which primarily consisted of depreciation.

Product Development

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands)
Product Development	$16,912	$17,229	$18,645	1.9%	8.2%

Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development and enhancement of our solutions. Product development expenses were relatively flat from 2001 to 2002 but increased slightly from 2002 to 2003. This increase was primarily due to an increase in payroll and related expenses due to an increase in headcount in the product development group from 61 as of December 31, 2002 to 80 as of December 31, 2003.

Selling and Marketing

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands)
Selling and Marketing	$28,646	$12,793	$18,659	(55.3)%	45.9%

Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. Selling and marketing expenses decreased from 2001 to 2002 primarily due to a reduction in headcount in our selling and marketing groups from 99 at the beginning of 2001 to 49 as of December 31, 2001 and to 39 as of December 31, 2002, as well as due to a reduction of $8.8 million in the amortization of deferred compensation associated with selling and marketing personnel. In 2002, we focused the majority of our resources on product development and implementation and integration efforts, which contributed to the reduction in our selling and marketing costs. Selling and marketing expenses increased from 2002 to 2003 primarily due to an increase in payroll related costs of $3.8 million due to an increase in headcount for the selling and marketing groups from 39 as of December 31, 2002 to 55 as of December 31, 2003. Additionally, our increased sales and marketing efforts in 2003, which included updating our corporate image and promoting our solutions in early 2003, resulted in an increase in travel and entertainment and other advertising costs of $1.5 million from 2002.

General and Administrative

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands)
General and Administrative	$16,064	$14,718	$10,711	(8.4)%	(27.2)%

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from 2001 to 2002 primarily due to a $2.0 million reduction in amortization of deferred compensation related to general and administrative personnel, partially offset by increased costs associated with the prior year audits conducted in 2002 in conjunction with the restatement of our fiscal 2000 and 2001 financial statements. General and administrative expenses decreased from 2002 to 2003 primarily due to a $2.4 million decrease in deferred compensation expense allocated to the general and administrative group and a $1.3 million decrease in payroll related costs that were primarily a result of reduced bonus levels.

Amortization of Intangibles.    We amortize intangibles on a straight-line basis over a period of three to five years. Amortization of intangibles decreased from $30.1 million for the year ended December 31, 2001 to $90,000 for the year ended December 31, 2002. During the fourth quarter of 2001, we wrote down the intangible assets related to our acquisition of Pharos Technologies, Inc., or Pharos, and substantially all of the intangible assets relating to our acquisition of EquipMD, operated as NeoMD, as a result of our plans to divest these non-core operations. As a result of our divestiture of these operations, we did not incur amortization expenses related to Pharos and NeoMD after 2001. During 2002, we recorded intangible assets, excluding goodwill, of $2.7 million in connection with the acquisition of substantially all of the assets of MedContrax, Med-ecorp and Revelocity. The amortization of intangibles of $90,000 and $588,000 for the years ended December 31, 2002 and 2003, respectively, related to these intangible assets. The increase in amortization of intangibles from 2002 to 2003 was due to the fact that the MedContrax and Med-ecorp acquisitions occurred in July 2002 and the Revelocity acquisition occurred in December 2002. We expect the amortization of these intangible assets in 2004 to be relatively flat as compared to 2003, as these assets are being amortized on a straight line basis and 2003 represented a full year of amortization for all of these intangible assets.

Amortization of Partnership Costs

	Year Ended December 31,			Percentage Change
	2001	2002	2003	2001 to 2002	2002 to 2003
	(in thousands)
Gross Amortization of Partnership Costs	$75,651	$78,830	$70,048	4.2%	(11.1)%
Amortization of Partnership Costs Offset Against Related Party Revenue	(24,821)	(69,469)	(69,201)	179.9%	(0.4)%

Amortization of Partnership Costs Classified as an Operating Expense	$50,830	$9,361	$847	(81.6)%	(91.0)%

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of December 31, 2003, capitalized partnership costs represented the capitalized valuation of common stock and earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement, as amended, with those entities and with Novation. The value of the initial common stock issued is being amortized over a five-year estimated useful life. The restricted common stock is being valued, and the related valuation is being capitalized, as the shares are earned. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. The decrease in amortization of partnership costs classified as an operating expense from 2001 to 2002 was the result of the increase in fees received from related parties as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against related party revenue, as opposed to being classified as an operating expense, up to the lesser of such related party revenue or amortization of partnership costs in any given period. The decrease in amortization of partnership costs classified as an operating expense from 2002 to 2003 was due to a decrease in gross amortization of partnership costs. The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in our Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

Although there were incremental partnership costs capitalized from the date we entered into the Outsourcing Agreement, as amended, through December 31, 2003 related to the earning of the restricted common stock by VHA and UHC, certain of the capitalized partnership costs relating to the restricted stock earned by VHA and UHC when the first hospitals signed up to participate in Marketplace@Novation in 2000 had been fully amortized as of December 31, 2002. Those partnership costs that had been fully amortized as of December 31, 2002 were generally capitalized at higher levels than those that have been capitalized in more recent periods due to the fact that (i) there has been a relatively lower number of restricted shares earned by VHA and UHC during more recent periods and (ii) the capitalized value of each restricted share earned was higher in historical periods than in more recent periods. As a result, the overall gross amortization of partnership costs associated with the restricted common stock decreased in the year ended December 31, 2003 as compared to the year ended December 31, 2002. We expect the total gross amortization of partnership costs, excluding the impact of EITF 01-9, to decrease slightly in 2004 as compared to 2003. However, net of the offset of related party revenue required under EITF 01-9, we expect that amortization of partnership costs classified as an operating expense will increase in 2004 as compared to 2003. We expect this increase will be due to decreases in the level of related party revenue we will receive in 2004 as a result of the scheduled decrease in the maximum fees payable from Novation under the terms of the Fourth Amended Agreement from $69.2 million in 2003 to $61.0 million in 2004. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Gross Amortization of Deferred Compensation	$17,159	$6,567	$2,521
Reversal of Amortization of Deferred Compensation as a Result of Employee Terminations	(887)	(802)	(393)

Amortization of Deferred Compensation	$16,272	$5,765	$2,128

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the deemed fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, prior to our IPO, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the years ended December 31, 2001, 2002 and 2003, we recorded $2.4 million, $244,000 and $82,000, respectively, in reductions of deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $7.7 million, $3.4 million and $1.1 million during the years ended December 31, 2001, 2002 and 2003, respectively.

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

During 2001, 2002 and 2003, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $3.6 million, $249,000 and $320,000, respectively, representing the fair value of the underlying common stock at the date of grants. The restrictions on the stock lapse on various dates through February 2005 and are subject to the continuous employment of the employees and officers with Neoforma through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations. During the years ended December 31, 2001, 2002 and 2003, we recorded $0, $0 and $146,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. We recorded amortization of deferred compensation related to these shares of $146,000, $2.3 million and $1.0 million during the years ended December 31, 2001, 2002 and 2003, respectively.

The remaining total deferred compensation of $218,000 at December 31, 2003 is expected to be amortized as follows: $205,000 during fiscal 2004 and $13,000 during fiscal 2005. The amortization expense relates to options and restricted stock awarded to employees and officers in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Consolidated Statements of Operations. We expect we will continue to use restricted stock grants as a means of compensation for employees in 2004 as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in 2004 related to those grants.

Write-Off of Purchased Software.    During the years ended December 31, 2001 and 2002 we recorded charges of $1.5 million and $458,000, respectively, to write off purchased software licenses that we were no longer utilizing. There were no such write-offs during the year ended December 31, 2003.

Restructuring.    Restructuring costs consist primarily of severance payments resulting from the streamlining and reorganizing of our operations and the divestitures of certain operations. Restructuring costs also include accrued rent relating to idle facilities. During the year ended December 31, 2001, in connection with our decision to divest certain assets, we recorded a restructuring charge of $600,000, of which $539,000 related to a revision of our estimate of the time required to sublease idle facilities of the Auction operations and $61,000 related to severance costs for employees of the Auction operations. There were no additional restructuring charges related to these operations during the years ended December 31, 2002 or 2003.

In December 2001, we recorded a restructuring charge of $350,000 in connection with our decision to divest the assets of EquipMD. Of that amount, $311,000 related to the severance of seven employees and $39,000 related to idle facilities and related costs. Of the employees terminated, all seven were in our selling and marketing groups. During the year ended December 31, 2002, we reversed $68,000 of restructuring accruals, as we determined that restructuring costs would be less than originally anticipated. EquipMD was sold in the first quarter of 2002. No restructuring charges related to these operations were recorded during the years ended December 31, 2002 or 2003.

Impairment of Intangibles.    Impairment of intangibles represents the reduction of the carrying value of our investment in Pharos to our estimate of its fair market value as of December 31, 2001. During fiscal 2001, we were unsuccessful in our efforts to identify a buyer for the technology we acquired as part of our acquisition of Pharos. In addition, in the fourth quarter of 2001, we terminated our use of the technology acquired. Based on these factors, we concluded that the carrying value of the intangible assets was not recoverable as of December 31, 2001. As a result, we recorded an impairment charge of $11.9 million during the fourth quarter of 2001 to write off these intangible assets. There were no such impairment charges during the years ended December 31, 2002 or 2003.

Impairment of Assets Held for Divestiture.    Impairment of assets held for divestiture consists of impairment charges that are the direct result of pending divestitures of certain of our operations and relate to any charges required to adjust the carrying value of the assets to be divested to the net realizable value.

During the fourth quarter of 2001, we obtained board approval to explore strategic alternatives for the divestiture of our NeoMD operations to continue to maintain our focus on delivering core customer solutions and to increase our resource commitment to the acute care business. These operations consisted primarily of the assets of EquipMD. As a result, we recorded a charge of $81.1 million to write down these assets to the estimated net realizable disposal value. There were no such impairment charges recorded in 2002 or 2003.

Write-Down of Non-Marketable Investments.    Pointshare, Inc. was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our discussions with Pointshare’s management in September 2001, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001. During fiscal 2002, we received $211,000 from the bankruptcy trustee for Pointshare, which was recorded as a credit to write-down of non-marketable investments in our Consolidated Statements of Operations in 2002.

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

Net (Gain)/Loss on Divested Businesses.    Net gain on divested businesses during the year ended December 31, 2001 consisted of the net gain realized as a result of the divestitures of certain assets during that period. The gain on divested businesses is calculated by reducing the consideration paid to us for the divested operations by the net book value of all assets and liabilities transferred with the divested operations. The divestiture of U.S. Lifeline, Inc. resulted in a gain of $307,000 on the sale of the net assets, the divestiture of FDI, Inc. resulted in a loss of $1.1 million on the sale of the net assets and the divestiture of Neoforma GAR, Inc., or GAR, resulted in a gain of $872,000 on the sale of the net assets. The resulting net gain on divested businesses during the year ended December 31, 2001 was $55,000. During the year ended December 31, 2002, the loss on divested businesses consisted of a loss of $59,000 incurred as a result of the sale of the NeoMD operations.

Write-Off of Acquired In-Process Research and Development.    For the year ended December 31, 2002, we recorded a charge of $110,000 to write off acquired in-process research and development in connection with the MedContrax and Med-ecorp acquisition in July 2002. There were no such write-offs during the years ended December 31, 2001 or 2003.

Write-Down of Notes Receivable.    In September 2002, we entered into a confidential settlement agreement with Med-XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, to settle the suit we had filed against Med-XS, and the subsequent counterclaim filed by Med-XS against us, in connection with their failure to make payments to us under a $2.4 million promissory note executed as partial payment for their purchase of our now divested subsidiary, GAR. We wrote down the note receivable by $1.1 million in the third quarter of 2002 to reflect the collectible value of the note based on the terms of the settlement agreement.

During 2001, as part of our operating and outsourcing agreement with Canadian Health Marketplace, or CHM, we provided CHM with $50,000 under the terms of a note receivable due to us the later of December 31, 2003 or upon us providing CHM with certain specifically identified marketplace functionality. In the fourth quarter of 2003, we became aware of certain factors that caused us to conclude that the value of the note receivable was no longer recoverable. As such, we wrote off the $50,000 note receivable in the fourth quarter of 2003.

Abandoned Acquisition Costs.    In July 2003, we entered into a definitive asset purchase agreement with I-many to acquire substantially all the assets of I-many’s Health & Life Sciences business. In November 2003, we exercised our right to terminate the acquisition pursuant to the terms of the asset purchase agreement. As a result of the termination of the acquisition, we expensed $551,000 in acquisition-related costs that were previously capitalized during the due diligence and acquisition process, including legal advisory fees and financial and accounting fees, which no longer had any realizable future value. As the termination occurred in November 2003, we expensed all such costs in the fourth quarter of the year ended December 31, 2003.

Income Taxes.    As of December 31, 2003, we had federal and state net operating loss carryforwards of $371.0 million and $247.0 million, respectively, which may be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2023. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Liquidity and Capital Resources

In January 2000, we completed our IPO and issued 805,000 shares of our common stock at an IPO price of $130.00 per share. Net cash proceeds to us from the IPO were $95.3 million. From our inception until our IPO, we financed our operations primarily through private sales of preferred stock through which we raised net proceeds of $88.5 million.

In January 2001, we completed a $30.5 million private round of financing in which we sold 1,804,738 shares of our common stock at $16.90 per share to three strategic investors, VHA, UHC and i2 Technologies, Inc.

In April 2001, we entered into a revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002, December 2002 and December 2003, we are able to borrow funds until December 31, 2004, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. During 2003, we repaid all amounts outstanding under the line of credit including accrued interest and amended the line of credit to reduce its capacity from the original $25.0 million to $15.0 million. As of December 31, 2003, there was no balance outstanding and there was $15.0 million of remaining capacity available to us under the line of credit.

In July 1999, Comdisco, Inc. provided us with a $2.5 million loan and lease facility to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bore interest at 9% per annum and were payable in 48 monthly installments, consisting of interest only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bore interest at 8% per annum and were payable in 30 monthly installments consisting of interest only payments for the first four months and principal and interest payments for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secured this facility. We had repaid this lease in full as of December 31, 2003.

In August 1999, in connection with the GAR acquisition, we issued a promissory note in the principal amount of $7.8 million payable monthly over five years bearing interest at a rate of 7% per year. In July 2001, we modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the GAR operations. In accordance with the revised terms of the note, we repaid $750,000 of the balance of the note in August 2001 and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note was to be paid in equal monthly installments, with interest accruing at 7% per year, over the subsequent 30 months. We had repaid this promissory note in full as of December 31, 2003.

In July 2000, as compensation for the advisory services rendered in connection with the terminated Healthvision, Inc. and Eclipsys Corporation mergers, our Outsourcing Agreement and our acquisition of EquipMD, we entered into a promissory note with our investment banker for these transactions in the amount of $6.0 million. The note was payable in quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, we amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. We had repaid this promissory note in full as of December 31, 2003.

As of December 31, 2003, we had no outstanding bank, other borrowings or notes payable, and we had $16.6 million of cash, cash equivalents and short-term investments, as well as $1.0 million of restricted cash.

In connection with the operating lease of our corporate headquarters in San Jose, California, we established a letter of credit initially in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allowed for reductions in the amount of the letter of credit over time as we fulfill our obligations under the lease, we had reduced the letter of credit to $1.0 million as of December 31, 2003. The letter of credit is secured by balances in our investment accounts and is classified as restricted cash in our Consolidated Balance Sheets.

In May 2000, as part of the termination of the proposed mergers with Eclipsys and Healthvision, we entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to purchase $4.3 million of consulting services from their professional services organizations over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of December 31, 2003, we had utilized $1.6 million of these professional services.

In October 2000, we entered into a sublease agreement whereby we subleased to a corporation 31,700 square feet of the building that serves as our headquarters. In 2000 and 2001, we received $324,000 and $1.1 million, respectively, in sublease payments from the corporation. In late 2001, this corporation notified us that due to financial difficulties, it would be unable to comply with the terms of its sublease commitment in 2002 and 2003. As a result, we entered into a settlement agreement with the corporation on January 2, 2002 whereby we retained the security deposits and other amounts securing the sublease obligation, received payment of an additional $325,000 from the corporation as a settlement and retained effectively all of the furniture and leasehold improvements present in the subleased space. In addition, the corporation agreed to vacate the facility and release any claim on it as of that date. The funds received from the corporation have been booked as a deposit and will be amortized over the term of the terminated sublease agreement as a reduction in our rent expense each period.

In February 2002, we entered into a sublease with a corporation under which they subleased 20,000 square feet of the building which serves as our corporate headquarters for the first year, increasing to 31,700 square feet for the remaining term of the sublease which runs through February 2005.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Total minimum obligation under service contracts	$200	$100	$100	$—	$—
Net minimum operating lease obligations	9,634	2,430	7,204	—	—
Purchase obligations	1,188	1,188	—	—	—

Total	$11,022	$3,718	$7,304	$—	$—

In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against them. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine our maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our financial position, results of operations or cash flows.

As discussed in Note 3 to the Notes to Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain amortization costs associated with capitalized equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement, as amended, as an offset against related party revenue from VHA, UHC and Novation. This treatment results in the offset of non-cash amortization of partnership costs against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities on the Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against related party revenue is reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

Net cash used in operating activities was $70.2 million, $48.5 million and $58.7 million, for the years ended December 31, 2001, 2002 and 2003, respectively. Net cash used in operating activities for the years ended December 31, 2001, 2002 and 2003 primarily related to cash utilized to fund net losses and changes in our working capital.

Net cash used in investing activities was $3.6 million, $5.1 million and $5.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. Net cash used in investing activities for the year ended December 31, 2001 primarily related to the purchase of capital equipment to operate our solutions, which was partially offset by net sales of marketable investments. Net cash used in investing activities for the year ended December 31, 2002 primarily related to the purchase of capital equipment to operate our solutions, net purchases of marketable investments and cash paid for the acquisitions of MedContrax, Med-ecorp and Revelocity. Net cash used in investing activities for the year ended December 31, 2003 primarily related to the purchase of capital equipment to operate our solutions and the net purchases of marketable investments.

Net cash provided by financing activities was $65.3 million, $62.8 million and $54.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. Net cash provided by financing activities for the year ended December 31, 2001 primarily related to fees received from Novation under the fee level provisions of the Outsourcing Agreement, as amended, net proceeds from common stock issuances and draws on our line of credit, which were partially offset by repayment of notes payable. Net cash provided by financing activities for the years ended December 31, 2002 and 2003 primarily related to fees received from Novation under the fee level provisions of the Outsourcing Agreement, as amended, partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of cash and cash equivalents, combined with those funds we expect to generate in 2004 and funds available to us through our line of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Hospitals and suppliers might not accept our business model of providing Web-based supply chain management solutions for the healthcare industry and, as a result, we may not succeed in increasing our revenue and controlling our expenses to the extent necessary to be cash flow positive during 2004 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we might need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We also might need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, or EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal period beginning after

June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46, or FIN 46-R, in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities for which we are the primary beneficiary. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of 2004. We do not believe the adoption of FIN 46-R will have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or as assets in some circumstances). SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for the financial instrument created before November 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not believe that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

NEOFORMA, INC.

QUARTERLY CONSOLIDATED FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Related party revenue	$—	$—	$—	$—	$539	$—	$—	$286
Non-related party revenue	612	581	1,428	1,640	2,063	2,519	2,912	2,734

Total revenue	612	581	1,428	1,640	2,602	2,519	2,912	3,020

Operating Expenses:
Cost of services	2,189	1,974	2,312	2,038	1,378	1,481	1,895	1,969
Operations	3,389	3,457	6,459	7,132	5,142	4,799	4,947	4,850
Product development	3,733	4,006	4,381	5,109	4,743	4,183	4,451	5,268
Selling and marketing	3,368	2,928	3,095	3,402	4,977	4,633	4,648	4,401
General and administrative	3,634	4,066	3,583	3,435	2,967	3,130	2,242	2,372
Amortization of intangibles	—	—	32	58	147	147	147	147
Amortization of partnership costs*	5,250	2,396	1,290	425	—	833	14	—
Write-off of purchased software	—	244	6	208	—	—	—	—
Restructuring	(68)	—	—	—	—	—	—	—
Write-down of non-marketable investments	(184)	—	—	635	—	—	—	—
Net loss on divested businesses	59	—	—	—	—	—	—	—
Write-off of acquired in-process research and development	—	—	110	—	—	—	—	—
Write-down of notes receivable	—	—	1,053	—	—	—	—	50
Abandoned acquisition costs	—	—	—	—	—	—	—	551

Loss from operations	(20,758)	(18,490)	(20,893)	(20,802)	(16,752)	(16,687)	(15,432)	(16,588)
Other Expense	(233)	(79)	(225)	(730)	(299)	(261)	(202)	(166)

Net loss	$(20,991)	$(18,569)	$(21,118)	$(21,532)	$(17,051)	$(16,948)	$(15,634)	$(16,754)

Net loss per share:
Basic and diluted	$(1.29)	$(1.12)	$(1.24)	$(1.25)	$(0.97)	$(0.94)	$(0.85)	$(0.90)

Weighted average shares—basic and diluted	16,326	16,559	16,985	17,291	17,540	17,985	18,445	18,683

*	See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If participants in the healthcare supply chain do not accept our business model of providing solutions designed to improve efficiencies in the healthcare supply chain, demand for our solutions may not develop as we expect and the price of our common stock may decline

We have focused our efforts on developing solutions that address the inefficiencies in the healthcare supply chain. This business model is new and unproven and depends upon participants in this market adopting a new way of doing business and exchanging information. Participants, other than VHA and UHC member hospitals, have been reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement and sale processes. Some participants may prefer to use traditional methods of doing business, such as using paper catalogs and exchanging information in person or by phone. If participants in the healthcare supply chain do not accept our business model, demand for our solutions may not develop as we expect, and the price of our common stock could decline.

Our main source of business is derived from the solutions we provide through Marketplace@Novation, and we rely on our relationship with Novation, VHA and UHC to drive participation in Marketplace@Novation. As a result, our business may be seriously harmed if these relationships are materially altered or terminated

We derive the substantial majority of our fees from the solutions we provide through Marketplace@Novation. We have relied, and expect to continue to rely, significantly on our relationship with Novation, VHA and UHC to bring hospitals and suppliers to Marketplace@Novation. We rely on Novation to assist us in attracting suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to hospitals will be substantially decreased and our business will suffer. We rely significantly on VHA and UHC to assist us in recruiting and retaining hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

Under the Fourth Amended Agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the Fourth Amended Agreement could be terminated, which would seriously harm our business and financial results.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $66.4 million for the year ended December 31, 2003. In addition, as of December 31, 2003, we had an accumulated deficit of $692.7 million. We have not achieved profitability, and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We cannot assure you that we will ever be profitable.

Our operating results are difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	the fees we collect from suppliers;

•	changes in the fees we charge users of our solutions;

•	the number and timing of new suppliers that sign up to use our solutions and our ability to implement and train them;

•	the timing of and expenses incurred in enhancing our solutions;

•	the timing and size of any future acquisitions;

•	the timing and size of Neoforma DMS deals; and

•	the amount of related party revenue we offset by amortization of partnership costs.

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

If our hospital and supplier customers refuse to provide us with consent to use their transaction data, severely restrict our use of their transaction data, decide to not participate in Marketplace@Novation or decline to use our solutions because of concerns about potential release of such data to Novation, our business strategy may not succeed

We expect to derive a portion of our future revenue from information services that require the use of data from our hospital and supplier customers. To execute on our data services strategy, we must be able to secure the consent of our customers to various uses of their data. To secure such consent, we must be able to assure these customers that we will at all times protect the confidentiality of their data. If we are unable to provide such assurance, or if we fail, or are perceived by our customers to have failed, to meet the levels of assurance that we provided, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions we have agreed to concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so would potentially subject us to liability for contractual damages and seriously impair our data services strategy. If potential customers are concerned about Novation using their transaction data, they may decide to forgo use of our solutions, and this could seriously impair our ability to generate revenue in the future.

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

If we are unable to enhance the functionality of our solutions, potential customers may not choose to utilize our solutions, which would harm our business

If we do not maintain and expand the functionality and reliability of our solutions, potential customers may not use them. We must continue to develop the capability to integrate our solutions with our hospital and supplier customers’ business processes and information systems. We may incur significant expenses in developing these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate some of our solutions with suppliers’ and hospitals’ enterprise software systems will require the continued cooperation of and collaboration with the companies that develop and market these systems. Suppliers and hospitals use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of hospitals and suppliers. Failure to provide this capability would limit the efficiencies that our solutions provide and may deter our hospital and supplier customers from using our solutions.

To realize the benefits of our agreement with Novation, we are required to integrate the systems of the hospitals purchasing through Novation’s program. If the future costs required to integrate these systems are substantially higher than we anticipated, based on our past experience, we may not realize the full benefits of these agreements.

If we were delayed or unable to integrate the systems of these hospitals, our financial situation would be adversely affected. In addition, under our agreement with Novation, we must meet detailed functionality and service level requirements. To the extent we are unable to or are delayed in providing this functionality, we may be unable to attract hospitals and suppliers to use our solutions and our financial situation may be adversely affected. We incur significant costs in developing and supporting our solutions and in integrating with hospitals’ and suppliers’ information systems, and we may never generate sufficient fees to offset these costs.

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, owned 8.6 million and 2.1 million shares of our common stock, respectively, as of December 31, 2003. Certain of the shares remain subject to restrictions. As of December 31, 2003, VHA and UHC owned 44.8% and 11.1%, respectively, of our outstanding shares of common stock assuming they earn all the remaining shares of restricted stock. These relationships may deter other potential customers, particularly those that compete directly with Novation, VHA or UHC, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue in order to grow our revenue

We generate the substantial majority of our fees from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. In 2003, our fees were limited by these quarterly maximums. We expect that our fees will be limited by these maximums in 2004 and our fees may continue to be limited by these maximums in future periods. Consequently, we must generate increased non-related party revenue in order to grow our revenue. In mid-2005, we expect that the significant majority of the capitalized partnership costs will be fully amortized and, as a result, our GAAP revenue will increase substantially from one quarter to the next. However, we still believe that we must generate non-related party revenue growth in order to show improved operational results.

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

We expect that a significant portion of the products and services used by hospitals that are sold through Marketplace@Novation will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant negative impact on the value of Marketplace@Novation and consequently our business

We expect that a significant portion of the products to be sold through and data and fees to be generated from Marketplace@Novation will come as a result of the participation of a limited number of key manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the fees we generate through Marketplace@Novation could be significantly reduced, the value of Marketplace@Novation to our hospital customers would be reduced and our ability to generate revenue-producing data for our customers would also be reduced.

The connectivity agreement that we have with GHX expires in August 2004, and unless this agreement is extended, we may have difficulty ensuring proper connectivity with certain of our supplier customers, or we may have to expend resources re-connecting certain suppliers to Marketplace@Novation

We signed a three-year connectivity agreement, as well as a three-year license agreement, with GHX in 2001. This agreement will expire in August 2004 unless both we and GHX elect to extend it. Some of our supplier customers use GHX to connect to our hospital customers, and without an agreement with GHX, we may have to re-establish connectivity with those suppliers, which would cause us to expend resources which may temporarily reduce our ability to collect transaction data and provide timely service to other customers.

We face significant competition, and if we are unable to compete effectively, we may be unable to maintain or expand the number of our customers and our financial position may be adversely affected

The market for supply chain management solutions in healthcare is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management and materials management, we have a diverse set of competitors that compete with portions of our overall offering. To best serve our customers, we sometimes collaborate with our competitors in one segment of the market while competing with them in others. We believe that as our capabilities grow, we will continue to find areas of opportunity for both collaboration and competition with other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, supplier and GPO customers is important to our success.

Some of our current and potential competitors include:

•	online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with whom we also have a strategic relationship;

•	suppliers that have created their own offerings to provide supply chain management services to their customers;

•	software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson, McKesson, Oracle, PeopleSoft and SAP;

•	GPOs that are offering supply chain management services beyond traditional GPO services, such as Broadlane and MedAssets; and

•	companies that provide information solutions or information services to participants in the healthcare supply chain.

Competition is likely to intensify as our market matures. As competitive conditions intensify, our competitors may enter into strategic or commercial relationships with larger, more established healthcare, medical products or Internet companies or with each other, secure services and products from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, secure exclusive arrangements with hospitals that impede our sales and devote substantially more resources to Web site and systems development and research and development.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of December 31, 2003, we had $16.6 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and no outstanding borrowings or notes payable.

We may need to raise additional funds within the next twelve months, notwithstanding the fact that our VHA line of credit remains in place, if for example, we experience larger than anticipated operating losses or if we pursue acquisitions that contain a cash component. We may try to obtain additional financing by issuing shares of our common stock or convertible debt, either of which could dilute our existing stockholders and may cause our stock price to decline.

If an event of default were to occur under the VHA credit agreement, VHA could terminate the credit agreement. If this were to occur, we may need to obtain an alternate source of funding, such as another credit line or an equity or debt financing.

We believe that it would be difficult to obtain additional financing on favorable terms, if at all. If we were unable to obtain alternate funding under these circumstances, our business would be seriously harmed.

We may make additional acquisitions which could harm our operating results, put a strain on our resources or cause dilution to our stockholders

We may decide that it would be in our best interests to make acquisitions to acquire new technologies, enhance or expand our solutions or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time consuming and may strain our resources. In addition, we may lose current customers if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business and could cause the price of our common stock to decline.

If we are not able to increase recognition of the Neoforma brand name, our ability to attract users to our solutions will be limited

We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to continue to invest in marketing programs and initiatives to build the value of our brand. However, such marketing programs and initiatives may be expensive and may not achieve our desired goal of increasing the positive awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of our customers or revenue or offset the expenditures we incurred in increasing our name recognition.

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

We believe that our ability to successfully execute our business strategy will depend on the continued services of executive officers and other key employees. Our employees, including our executive officers, serve at-will and may elect to pursue other opportunities at any time. The loss of any of our executive officers or other key employees could harm our business.

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage any future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have, in the past, grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997 to 261 as of December 31, 2003, although the number of employees has not grown consistently. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our business

We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business would be harmed. We rely on trademark, copyright and trade secret laws to protect our proprietary rights. We have registered several marks including NEOFORMA and associated logos. We have applied for a patent of our Success Tracker customer value product. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets and determine the validity and scope of the proprietary rights of others. Any resulting litigation could result in substantial costs and diversion of resources and could seriously harm our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

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

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events, and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our solutions. Currently, our infrastructure and systems are located at one site in Sunnyvale, California, which is an area susceptible to earthquakes. We also have a limited fail-over system located in Atlanta, Georgia.

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

It may be expensive to implement security or other measures designed to comply with the HIPAA, FDA and Medicare confidentiality and security requirements or with any new legislation or regulations. Moreover, these and future laws may restrict or prevent us from delivering health information electronically. If we fail to comply with these regulatory requirements, we could face a variety of civil fines and liabilities, associated costs of defense, increased costs of security, and costs of compliance with confidentiality requirements. We may also be required to significantly curtail our use of data received, stored or distributed by our solutions. In addition, because we represent and sometimes contractually warrant that our solutions meet these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations.

Our failure to comply with applicable federal and state healthcare fraud and abuse laws could subject us and our GPO partners and customers to civil and criminal liability and disrupt our operations

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including, but not limited to, our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our solutions. The GPO industry has been the subject of a series of critical newspaper articles and has been investigated by the United States Senate Judiciary Committee, which has set practice guidelines for the GPO industry. Because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and consequently our stock price. In particular, violations of fraud and abuse laws are punishable by civil and criminal fines and penalties, which could result in restrictions on our operations, increased costs of compliance with remedies and restructuring of our financial arrangements with our GPO and supply chain partners.

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

Our stock price, like the stock prices of other technology companies, has experienced extreme price and volume fluctuations, and, accordingly, our stock price may continue to be volatile, which could negatively affect your investment

The trading price of our common stock has fluctuated significantly since our IPO in January 2000 and is significantly below the original offering price. Our public float and the daily trading volume of our common stock are relatively small, and an active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to fluctuate, including:

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

Because our public float and the daily trading volume of our common stock are relatively small, these factors could have a greater impact on our common stock than for companies for which a more active public market exists for their common stock. In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

Because VHA and UHC collectively beneficially own a majority of our stock, they have substantial control over all matters requiring stockholder approval and significant sales of stock held by them could have a negative effect on our stock price

As of December 31, 2003, VHA and UHC beneficially owned 44.8% and 11.1%, respectively, of our outstanding common stock assuming they earn all the remaining shares of restricted stock. As a result of their ownership positions, VHA and UHC individually are able to significantly influence, and collectively are able to control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of VHA and UHC or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Because our investments mature within one year, a hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by $4,000.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2004	2005	2006	2007	2008
Cash equivalents and short-term investments:
Fixed rate short-term investments	$7,366	—	—	—	—
Average interest rate	1.21%	—	—	—	—

ITEM 8.    Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page 59.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 28, 2003, we and Deloitte & Touche LLP, or Deloitte, ceased our client-auditor relationship. On that date, Deloitte notified the Chairman of our Audit Committee that Deloitte resigned from its audit relationship with us.

Deloitte has not included, in any report on our financial statements, an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principles, with respect to our financial statements.

During the two fiscal years ended December 31, 2002, and the subsequent interim period through May 28, 2003, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, pursuant to the Securities Exchange Act of 1934, as amended, and the related instructions to Item 304 of Regulation S-K) between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

During the two fiscal years ended December 31, 2002, and the subsequent interim period through May 28, 2003, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except that Deloitte advised our Audit Committee and management that Deloitte noted a certain matter involving internal control that it considered to be a material weakness. Deloitte advised us that, in Deloitte’s judgment, the material weakness was the result of our lack of review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that such an asset may be obsolete.

As a result of the notification of the material weakness discussed above, we expanded the scope of periodic communications between our finance department and other operational departments, and expanded the formal reporting procedures, to improve the controls over the evaluation of long-lived assets for impairment.

On July 22, 2003, our Audit Committee engaged PricewaterhouseCoopers LLP as our new independent auditor. During the two fiscal years ended December 31, 2002 and through July 22, 2003, we had not consulted with PricewaterhouseCoopers regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that PricewaterhouseCoopers concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event. We have authorized Deloitte to respond fully to the inquiries of PricewaterhouseCoopers concerning the material weakness described above or any other matters.

ITEM 9A.    Controls and Procedures

(a)    Disclosure Controls and Procedures

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

(b)    Changes in Internal Controls Over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information required hereunder regarding our directors and executive officers is incorporated by reference from the sections entitled “Proposal No. 1—Election of Directors” and “Executive Compensation and Other Information” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

The information required hereunder regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) (Beneficial Ownership Reporting) Compliance” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

The information required hereunder regarding our Code of Ethics is incorporated by reference from the section entitled “Code of Ethics” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

ITEM 11.    Executive Compensation

The information required hereunder is incorporated by reference from the section entitled “Executive Compensation and Other Information” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder	Matters

The information required hereunder is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

The information required hereunder regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plans” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

ITEM 13.    Certain Relationships and Related Transactions

The information required hereunder is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

ITEM 14.    Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the section entitled “Principal Accounting Fees and Services” contained in our Proxy Statement to be filed in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004.

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

(a)(3)    Index to Exhibits

Exhibit No. Filed Herewith		Exhibit	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No. as Filed
3.01		Form of Fourth Amended and Restated Certificate of Incorporation.	DEF14A		June 29, 2000	Annex D
3.02		Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A		July 17, 2001	Appendices B and D-3
3.03		Restated Bylaws of the Registrant, as adopted on November 12, 1999.	S-1	333-89077	December 2, 1999	3.03
4.01		Form of Specimen Certificate for Registrant’s common stock.	S-1	333-89077	December 2, 1999	4.01
4.02		Amended and Restated Registration Rights Agreement, dated June 30, 2000.	10-K	X	April 17, 2001	4.02
4.03		Amendment No. 1 to Registration Rights Agreement, dated January 25, 2001.	10-K	X	April 17, 2001	4.03
10.01	*	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-89077	October 15, 1999	10.01
10.02	*	Neoforma, Inc. 1997 Stock Plan.	S-1	333-89077	October 15, 1999	10.02
10.03	*	Neoforma.com, Inc. 1999 Equity Incentive Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.03

Exhibit No. Filed Herewith		Exhibit	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No. as Filed
10.04	*	Neoforma.com, Inc. 1999 Employee Stock Purchase Plan, as adopted November 12, 1999.	S-1	333-89077	December 23, 1999	10.04
10.05	*	Employment Agreement, dated July 1, 1999, between Robert J. Zollars and the Registrant.	S-1	333-89077	December 23, 1999	10.09
10.06	*	Second Amendment to Employment Agreement between Robert J. Zollars and the Registrant.	10-K		April 17, 2001	10.29
10.07	*	Offer letter for Andrew L. Guggenhime, dated January 14, 2000.	10-K		April 17, 2001	10.30
10.08	*	Offer letter for Steven J. Wigginton, dated December 2, 1999.	10-K		April 17, 2001	10.32
10.09	*	Offer letter, dated July 28, 1999, with Daniel A. Eckert.	S-1	333-89077	December 2, 1999	10.27
10.10		Industrial Building Lease, dated as of November 15, 1999, by and between the Registrant and Centerpoint Properties Trust.	S-1	333-89077	December 23, 1999	10.28
10.11		Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		April 4, 2000	99.1
10.12		Common Stock and Warrant Agreement, dated as of March 30, 2000, between the Registrant and University HealthSystem Consortium (including Exhibit A).	8-K		April 4, 2000	99.2
10.13		Termination Agreement, dated as of May 24, 2000, among the Registrant, NeoIII Acquisition Corp., Eclipsys Corporation, HEALTHvision, Inc., Novation, LLC, VHA Inc., University HealthSystem Consortium and Healthcare Purchasing Partners International, LLC.	8-K		May 31, 2000	99.1
10.14		Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and VHA Inc. (including Exhibits A and B).	8-K		May 31, 2000	99.2
10.15		Amended and Restated Common Stock and Warrant Agreement, dated as of May 24, 2000, between the Registrant and University HealthSystem Consortium (including Exhibits A and B).	8-K		May 31, 2000	99.3

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
10.16	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of October 18, 2000, between the Registrant and VHA Inc.	8-K		October 19, 2000	99.1
10.17	Sublease Agreement, dated March 7, 2000, between the Registrant and Seagate Technology, Inc.	10-Q		May 15, 2000	10.1
10.18+	Public Marketplace License Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.34
10.19+	Application Service Provider Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.35
10.20+	Services Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.36
10.21	Common Stock Purchase Agreement, dated December 29, 2000, by and between i2 Technologies, Inc. and the Registrant.	10-K		April 17, 2001	10.37
10.22	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and VHA Inc.	10-Q		May 15, 2001	10.1
10.23	Common Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and University HealthSystem Consortium.	10-Q		May 15, 2001	10.2
10.24	Amendment to Amended and Restated Common Stock and Warrant Agreement, dated as of January 25, 2001, by and between the Registrant and University HealthSystem Consortium.	10-Q		May 15, 2001	10.3
10.25+	Asset Purchase Agreement, dated March 31, 2001, by and between Medical Distribution Solutions, Inc., Neoforma.com, Inc. and Neoforma Lifeline, Inc.	10-Q		August 13, 2001	10.1
10.26	Promissory Note from Med-XS Asset Services, Inc. payable to the Registrant.	8-K		September 20, 2001	2.3
10.27	Security Agreement made by Med-XS Asset Services, Inc. and Med XS Solutions, Inc. in favor of the Registrant.	8-K		September 20, 2001	2.4

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
10.28+	Three Way Assignment Agreement by and among the Registrant, Med-XS Asset Services, Inc. and Novation LLC.	8-K		September 20, 2001	2.5
10.29+	Integrated Solution Agreement, dated August 28, 2001, by and between Global Healthcare Exchange, LLC and Neoforma, Inc.	10-Q		November 14, 2001	10.1
10.30+	Credit Agreement by and between the Registrant and VHA Inc. effective as of April 16, 2001.	10-K		March 28, 2002	10.41
10.31	First Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated February 13, 2002.	10-K		March 28, 2002	10.42
10.32++	Fourth Amended and Restated Outsourcing and Operating Agreement dated as of August 13, 2003 among Novation, LLC, VHA Inc., University HealthSystem Consortium, Healthcare Purchasing Partners International, LLC, and Neoforma, Inc.	10-Q		November 14, 2003	10.1
10.33	Second Amendment to Credit Agreement by and between the Registrant and VHA Inc., dated December 19, 2002.	10-K		March 28, 2003	10.37
10.34	Third Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated December 18, 2003.	X
21.1	Subsidiaries.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
23.2	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X
31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X
32.1**	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
32.2**	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.	X

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.
++	Indicates that confidential treatment has been requested for portions of this agreement.
*	Indicates a management contract or compensatory plan or arrangement.
**	These certifications accompany our Annual Report on Form 10-K. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b)    Reports on Form 8-K

We filed a Form 8-K on October 1, 2003 under Item 5 for the purpose of reporting that we had been named as a defendant, along with Neocars Corporation and I-many, Inc. in a lawsuit brought by Accelerated Systems Integration, Inc., or ASI, one of I-many’s resellers.

We filed a Form 8-K on November 5, 2003 under Item 5 for the purpose of reporting that on October 31, 2003, the Court denied ASI’s request for a preliminary injunction to prevent consummation of the proposed sale to us and Neocars of the Health & Life Sciences business of I-many.

(c)    Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 233 Broadway, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

(d)    Financial Statement Schedules

We hereby file as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2004	NEOFORMA, INC.
	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. ZOLLARS Robert J. Zollars	Chief Executive Officer (Principal Executive Officer)	March 10, 2004

/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 10, 2004

/s/ RICHARD D. HELPPIE Richard D. Helppie	Director	March 10, 2004

/s/ JEFFREY HILLEBRAND Jeffrey Hillebrand	Director	March 10, 2004

/s/ WAYNE B. LOWELL Wayne B. Lowell	Director	March 10, 2004

/s/ MICHAEL MURRAY Michael Murray	Director	March 10, 2004

/s/ C. THOMAS SMITH C. Thomas Smith	Director	March 10, 2004

NEOFORMA, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Neoforma, Inc.:

We have audited the accompanying consolidated balance sheet of Neoforma, Inc. (the “Company”) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)(2) for the years ended December 31, 2001 and 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neoforma, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2001 and 2002.

As discussed in Note 2 to the financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 13, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Neoforma, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1), present fairly, in all material respects, the financial position of Neoforma, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15 (a)(2) presents fairly, in all material respects, the information set forth therein at December 31, 2003 and for the year then ended when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 27, 2004

NEOFORMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$23,277	$13,481
Short-term investments	1,305	3,138
Accounts receivable, net of reserves of $259 and $235 as of December 31, 2002 and 2003, respectively	1,828	3,776
Related party accounts receivable	800	456
Prepaid expenses and other current assets	3,357	2,775

Total current assets	30,567	23,626
Property and equipment, net	16,821	7,432
Intangibles, net of amortization	2,610	2,022
Goodwill	1,414	1,652
Capitalized partnership costs, net of amortization	166,451	106,003
Non-marketable investments	83	83
Restricted cash	1,020	1,020
Other assets	1,844	1,376

Total assets	$220,810	$143,214

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$4,000	$—
Accounts payable	3,803	2,727
Accrued payroll	7,776	4,199
Other accrued liabilities	4,288	3,183
Deferred revenue	3,027	2,651

Total current liabilities	22,894	12,760
Deferred rent	623	657
Deferred revenue, less current portion	1,689	554
Other liabilities	105	—
Accrued interest on related party notes payable	2,516	—
Notes payable, less current portion:
Due to related party	14,000	—
Other	152	—

Total notes payable, less current portion	14,152	—

Total liabilities	41,979	13,971

Commitments and Contingencies (Notes 6 and 7) Stockholders’ equity:
Preferred stock $0.001 par value:
Authorized—5,000 shares, no shares outstanding at December 31, 2002 and 2003	—	—
Common stock $0.001 par value:
Authorized—300,000 shares at December 31, 2003
Issued and outstanding: 17,691 and 18,943 shares at December 31, 2002 and 2003, respectively	18	19
Additional paid-in capital	814,242	827,570
Notes receivable from stockholders	(6,460)	(5,422)
Deferred compensation	(2,649)	(218)
Unrealized gain on available for sale securities	—	1
Accumulated deficit	(626,320)	(692,707)

Total stockholders’ equity	178,831	129,243

Total liabilities and stockholders’ equity	$220,810	$143,214

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2001	2002	2003
Revenue:
Related party revenue	$—	$—	$825
Non-related party revenue	3,003	4,261	10,228

Total revenue	3,003	4,261	11,053
Operating expenses:
Cost of equipment sold	216	—	—
Cost of services	13,480	8,513	6,723
Operations	15,675	20,437	19,738
Product development	16,912	17,229	18,645
Selling and marketing	28,646	12,793	18,659
General and administrative	16,064	14,718	10,711
Amortization of intangible assets	30,098	90	588
Amortization of partnership costs (see Note 3)	50,830	9,361	847
Write-off of purchased software	1,513	458	—
Restructuring	950	(68)	—
Impairment of intangibles	11,906	—	—
Impairment of assets held for divestiture	81,086	—	—
Write-down of non-marketable investments	8,400	451	—
Net (gain)/loss on divested businesses	(55)	59	—
Write-off of acquired in-process research and development	—	110	—
Write-down of notes receivable	—	1,053	50
Abandoned acquisition costs	—	—	551

Total operating expenses	275,721	85,204	76,512

Loss from operations	(272,718)	(80,943)	(65,459)
Other income/(expense):
Interest income	769	516	324
Interest expense	(685)	(1,723)	(1,039)
Other income/(expense)	271	(60)	(213)

Net loss	$(272,363)	$(82,210)	$(66,387)

Net loss per share:
Basic and diluted	$(17.32)	$(4.90)	$(3.66)

Weighted average shares—basic and diluted	15,721	16,790	18,161

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive (Loss)
	Shares	Amount
BALANCE, December 31, 2000	13,676	$14	$770,813	$(6,857)	$(31,134)	$(3)	$(271,747)	$461,086	$(215,657)

Repayment of notes receivable from stockholders	—	—	—	156	—	—	—	156
Interest accrued on notes receivable from stockholders	—	—	—	(95)	—	—	—	(95)
Common stock issued as a result of options exercised	33	—	235	—	—	—	—	235
Common stock repurchased	(65)	—	(316)	215	—	—	—	(101)
Common stock issued for cash as part of an equity financing at $16.90 per share, net of issuance costs of $1,062	1,805	2	29,436	—	—	—	—	29,438
Common stock issued in connection with exercise of warrant, net of shares repurchased	4	—	—	—	—	—	—	—
Restricted common stock issued to employees in lieu of cash bonuses	37	—	873	—	—	—	—	873
Valuation of restricted stock earned by VHA and UHC	482	1	6,272	—	—	—	—	6,273
Write-off of uncollectible note receivable from stockholder	—	—	—	174	—	—	—	174
Conversion of UHC warrants to restricted common stock	377	—	—	—	—	—	—	—
Restricted common stock awards issued to employees	186	—	3,602	—	(3,602)	—	—	—
Reversal of amortization of deferred compensation as a result of employee terminations	—	—	(887)	—	—	—	—	(887)
Reduction in deferred compensation as a result of employee terminations	—	—	(7,233)	—	7,233	—	—	—
Amortization of deferred compensation	—	—	—	—	17,159	—	—	17,159
Common stock issued under the employee stock purchase plan	54	—	524	—	—	—	—	524
Unrealized gain on available for sale securities	—	—	—	—	—	2	—	2	$2
Net loss	—	—	—	—	—	—	(272,363)	(272,363)	(272,363)

BALANCE, December 31, 2001	16,589	$17	$803,319	$(6,407)	$(10,344)	$(1)	$(544,110)	$242,474	$(272,361)

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive (Loss)
	Shares	Amount
BALANCE, December 31, 2001	16,589	$17	$803,319	$(6,407)	$(10,344)	$(1)	$(544,110)	$242,474	$(272,361)

Repayment of notes receivable from stockholders	—	—	—	18	—	—	—	18
Common stock issued as a result of options exercised	24	—	201	—	—	—	—	201
Common stock issued as severance to employees	1	—	18	—	—	—	—	18
Interest income from stockholder notes receivable	—	—	—	(71)	—	—	—	(71)
Valuation of restricted stock earned by VHA and UHC	854	1	10,928	—	—	—	—	10,929
Issuance of restricted common stock to employees and officers	36	—	524	—	(249)	—	—	275
Reduction in amortization of deferred compensation as a result of employee terminations	—	—	(802)	—	—	—	—	(802)
Reduction in deferred compensation as a result of employee terminations	—	—	(1,377)	—	1,377	—	—	—
Amortization of deferred compensation	—	—	—	—	6,567	—	—	6,567
Common stock issued under employee stock purchase plan	126	—	813	—	—	—	—	813
Common stock issued in the acquisition of Revelocity Corporation	61	—	618	—	—	—	—	618
Unrealized gain on available for sale securities	—	—	—	—	—	1	—	1	$1
Net loss	—	—	—	—	—	—	(82,210)	(82,210)	(82,210)

BALANCE, December 31, 2002	17,691	$18	$814,242	$(6,460)	$(2,649)	$—	$(626,320)	$178,831	$(82,209)

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive (Loss)
	Shares	Amount
BALANCE, December 31, 2002	17,691	$18	$814,242	$(6,460)	$(2,649)	$—	$(626,320)	$178,831	$(82,209)

Repayment of notes receivable from stockholders	—	—	—	1,066	—	—	—	1,066
Common stock issued as a result of options exercised	192	—	1,482	—	—	—	—	1,482
Common stock repurchased	(1)	—	(2)	—	—	—	—	(2)
Interest income from shareholder notes receivable	—	—	—	(28)	—	—	—	(28)
Valuation of restricted stock earned by VHA and UHC	749	1	9,600	—	—	—	—	9,601
Issuance of restricted common stock to employees	—	—	326	—	(319)	—	—	7
Reduction in deferred compensation as a result of employee terminations	—	—	(229)	—	229	—	—	—
Reduction in amortization of deferred compensation as a result of employee terminations	—	—	(393)	—	—	—	—	(393)
Amortization of deferred compensation	—	—	—	—	2,521	—	—	2,521
Common stock issued under the employees stock purchase plan	187	—	1,086	—	—	—	—	1,086
Common stock issued in the acquisition of Revelocity	125	—	1,458	—	—	—	—	1,458
Unrealized gain on available for sale securities	—	—	—	—	—	1	—	1	$1
Net loss	—	—	—	—	—	—	(66,387)	(66,387)	(66,387)

BALANCE, December 31, 2003	18,943	$19	$827,570	$(5,422)	$(218)	$1	$(692,707)	$129,243	$(66,386)

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(272,363)	$(82,210)	$(66,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees	873	293	10
Write-down of notes receivable	174	1,053	50
Forgiveness of note payable in connection with acquisition	(500)	—	—
Provision for doubtful accounts	898	53	389
Accrued interest on notes receivable from stockholders	(95)	(71)	(26)
Depreciation and amortization of property and equipment	8,577	12,254	13,297
Amortization of intangibles	30,098	90	588
Amortization of partnership costs classified as an operating expense (Note 3)	50,830	9,361	847
Amortization of deferred compensation, net of reversals	16,272	5,765	2,128
Amortization of deferred debt costs	420	175	—
Write-off of purchased software	1,513	458	—
Write-off of acquired in-process research and development	—	110	—
Impairment of assets held for divestiture	81,086	—	—
Impairment of intangibles	11,906	—	—
Write-down of non-marketable investments	8,400	451	—
Net (gain)/loss on divested businesses	(55)	59	—
Change in assets and liabilities, net of acquisitions:
Restricted cash	500	480	—
Accounts receivable	(34)	(494)	(1,993)
Prepaid expenses and other current assets	661	(120)	532
Other assets	(392)	155	468
Accounts payable	(17,908)	(454)	(1,076)
Accruals and other liabilities	4,324	2,186	(3,570)
Deferred revenue	3,770	(121)	(1,511)
Deferred rent	220	124	34
Accrued interest on related party notes payable	639	1,877	(2,516)

Net cash used in operating activities	(70,186)	(48,526)	(58,736)

Cash flows from investing activities:
Purchases of marketable investments	(2,681)	(1,559)	(6,056)
Proceeds from the sale or maturities of marketable investments	7,825	254	4,224
Cash surrendered with divested businesses, net of cash proceeds received	(166)	—	—
Proceeds from repayment of notes receivable relating to divestitures	150	95	—
Cash paid in connection with the acquisition of MedContrax and Med-ecorp	—	(1,494)	—
Cash paid in connection with the acquisition of Revelocity	—	(110)	—
Proceeds received from liquidation of non-marketable investment	—	211	—
Purchases of property and equipment	(8,699)	(2,465)	(3,908)

Net cash used in investing activities	(3,571)	(5,068)	(5,740)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (Note 3)	24,821	69,469	69,201
Proceeds from draws under line of credit	19,000	—	—
Repayments of notes payable	(8,750)	(7,726)	(18,152)
Collections of notes receivable from stockholders	155	18	1,064
Cash received related to options exercised	236	201	1,482
Proceeds from the issuance of common stock under the employee stock purchase plan	524	813	1,087
Common stock repurchased, net of notes receivable issued to common stockholders	(101)	—	(2)
Proceeds from the issuance of common stock, net of issuance costs and notes receivable issued to common stockholders	29,438	—	—

Net cash provided by financing activities	65,323	62,775	54,680
Net increase (decrease) in cash and cash equivalents	(8,434)	9,181	(9,796)
Cash and cash equivalents, beginning of year	22,530	14,096	23,227

Cash and cash equivalents, end of year	$14,096	$23,277	$13,481

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$658	$222	$3,808

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year ended December 31,
	2001	2002	2003
Supplemental schedule of noncash investing and financing activities:
Issuance of warrants and restricted stock to related parties	$6,273	$10,929	$9,600

Reduction of deferred compensation resulting from employee terminations	$7,233	$1,377	$229

Notes receivable from common stockholders cancelled in repurchase of common shares	$215	$—	$—

Cancellation of note payable as part of divestiture	$500	$—	$—

Issuance of restricted stock to employees and officers	$3,602	$249	$326

Purchases of equipment through line of credit	$—	$81	$—

Issuance of common stock in connection with the acquisition of Revelocity	$—	$618	$1,458

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS:

Neoforma, Inc. (the Company) provides supply chain management solutions for the healthcare industry. The Company utilizes a combination of technology, information and services to help the participants in the healthcare supply chain, principally hospitals, suppliers and group purchasing organizations (GPOs), to reduce operational inefficiencies and lower costs.

Since inception, the Company has incurred significant losses, and, as of December 31, 2003, had an accumulated deficit of $692.7 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

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

Reclassifications

Certain reclassifications have been made to the historical consolidated financial statements to conform to the 2003 presentation. These reclassifications had no impact on the Company’s previously reported financial position, net loss or cash flows.

Revenue Recognition

The Company derives its revenue from the solutions it provides to its customers. These solutions include Neoforma Order Management Solution (Neoforma OMS), Neoforma Contract Management Solution (Neoforma CMS), Neoforma Data Management Solution (Neoforma DMS) and Neoforma Materials Management Solution (Neoforma MMS).

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party Revenue.    Related party revenue consists of fees paid by Novation, LLC (Novation) under the fee level provisions of the outsourcing and operating agreement (Outsourcing Agreement), initially entered into in 2000 by and among the Company, Novation, VHA Inc., University HealthSystem Consortium (UHC) and Healthcare Purchasing Partners International, LLC (HPPI), as amended, in connection with Neoforma OMS and Neoforma CMS that the Company provides as part of Marketplace@Novation, and hospital implementation fees earned by the Company when VHA and UHC member hospitals that have contracted with the Company are connected to Marketplace@Novation.

Hospital implementation fees are generated from VHA and UHC member hospitals that pay a one-time fee for implementation services when the Company connects them to Marketplace@Novation. Upon completion of the connection to Marketplace@Novation, the Company recognizes the implementation fees ratably over the period of their agreement with the hospitals, which is typically two to three years.

As a result of the application of Emerging Issues Task Force Abstract (EITF) No. 01-9, the Company offsets the amortization of capitalized partnership costs resulting from the equity consideration provided to related parties against the fees received from those related parties, thereby resulting in a reduction of the related party revenue reported. As a result, the Company’s reported related party revenue does not reflect the level of fees received from related parties for those services. See Note 3 for further discussion of the impact of the application of EITF No. 01-9 on the Company’s reported revenue.

Non-Related Party Revenue.    Non-related party revenue consists primarily of services fees, subscription fees, transaction-based fees and software license fees related to the sale and support of the Company’s solutions. Revenue is recognized when evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is probable.

Services fees are primarily generated from suppliers, GPOs and healthcare providers that purchase Neoforma DMS and Neoforma CMS and include data cleansing services, market intelligence services and contract administration and reporting services. As the Company’s data cleansing services are generally provided on a project basis, with most projects taking in excess of 90 days to complete and given the inherent risks with regards to estimating costs, the Company recognizes services fees paid by providers or GPOs related to these types of agreements upon project completion. Services fees relating to market intelligence services and contract administration and reporting services are received for the delivery of specified reports or other data. The Company recognizes the services fees related to these agreements upon delivery of the reports or, for time-based access to reports or data, over the period the Company provides that access to the customer under the agreement.

Subscription-based fees are generated from suppliers that pay a monthly, quarterly or annual subscription fee that is not based on marketplace volume in connection with the services the Company provides as part of Neoforma OMS and Neoforma CMS. For these suppliers, the Company recognizes these subscription fees ratably over the period of the subscription agreement, as that is the period over which the services are performed. The Company also generates subscription fees through other agreements with suppliers that participate in Marketplace@Novation that pay a periodic subscription fee calculated as a percentage of their periodic product sales under Novation contracts. For the majority of these suppliers, their Novation contract sales information is generally not available for approximately 90 days after the products are sold. For these suppliers, the Company utilizes estimates of their Novation contract sales as a basis for recognizing revenue. As the Company’s estimation process is based on historical Novation contract sales data for each supplier as provided by each supplier, and as those estimates are updated monthly, the Company believes that it has adequately demonstrated the ability to reasonably estimate the basis for these fees for revenue recognition purposes. As such, the Company recognizes the revenue in the period that the contracted products are sold.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction-based fees represent the negotiated percentage of the purchase price, or marketplace volume, of products in transactions between signed participants in Marketplace@Novation that are purchased by hospitals utilizing the Company’s connection solution, NeoConnect, in connection with the services the Company provides as part of Neoforma OMS and Neoforma CMS. The gross marketplace value of a transaction is the price of a product as agreed to by the buyer and the supplier. The Company recognizes revenue for transaction fees on a net basis, as it does not believe that it acts as a principal in connection with orders to be shipped or delivered by a supplier to a buyer because, among other things, it does not: (i) establish the prices of products paid by buyers; (ii) take title to products to be shipped from the supplier to the buyer, nor does it take title to or assume the risk of loss of products prior to or during shipment; (iii) bear the credit and collections risk of the buyer to the supplier; or (iv) bear the risk that the product will be returned.

Software license fees are generated primarily from suppliers and healthcare providers that license Neoforma MMS either directly via the purchase of a license to the software, or by entering into a subscription agreement with the Company whereby the Company provides them access to a hosted version of the software. The Company also generated software license revenue related to an agreement it entered into in August 2001 with Global Healthcare Exchange, LLC (GHX). The revenue related to this agreement is being recognized ratably over the three-year term of the agreement. The Company applies the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. For contracts with multiple obligations (e.g., license, maintenance and other services), revenue is allocated to each component of the contract using the residual method based on the price when sold separately. The Company recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as training, the Company recognizes revenue as the related services are performed. Revenue from hosted services is recognized as the services are performed.

Revenue by Customer Category

The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from Novation under the Outsourcing Agreement, as amended. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than providers, GPOs and suppliers, including the software license revenue generated by the Company’s agreement with GHX, as well as revenue generated under various agreements whereby the Company is entitled to a share of revenue generated by those entities. Other revenue for the years ended December 31, 2001 and 2002 also included revenue from entities or assets that the Company divested during those years. See Note 9 for a description of these divestitures. Revenue was as follows by customer category:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Provider/GPO Revenue	$44	$122	$2,524
Supplier Revenue	181	2,698	7,312
Other Revenue	2,778	1,441	1,217

Total	$3,003	$4,261	$11,053

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Percentage of Total Revenue

	Year Ended December 31,
	2001	2002	2003
Provider/GPO Revenue	1.5%	2.9%	22.8%
Supplier Revenue	6.0	63.3	66.2
Other Revenue	92.5	33.8	11.0

Total	100.0%	100.0%	100.0%

Major Customers

The following customers accounted for 10% or more of total revenue for the years ended December 31:

	2001	2002	2003
Customer A	*	13%	*
Customer B	17%	27%	10%

*	Customer accounted for less than 10%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills, commercial paper and marketable securities with original or remaining maturities at the date of purchase of 90 days or less and are stated at fair market value.

Restricted Cash

In connection with an operating lease entered into in fiscal 2000 relating to the Company’s corporate headquarters in San Jose, California, the Company established a letter of credit in the amount of $2.0 million payable to the landlord, securing the Company’s obligation under the lease. The letter of credit is secured by balances in the Company’s investment accounts which are classified as restricted cash in the accompanying consolidated balance sheets. As of December 31, 2003, the balance of the letter of credit had been reduced to $1.0 million as allowed for under the terms of the lease.

Investments

The Company accounts for debt and equity investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.” All of the Company’s short-term investments are classified as available-for-sale and stated at fair market value.

As of December 31, 2002 and 2003, the Company had no investments in marketable equity securities. Investments in debt instruments with maturities greater than ninety days at the date of purchase and less than one year as of the balance sheet date are classified as short-term investments. The Company has no investments with maturities greater than one year from the balance sheet date.

The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains and losses on short-term and long-term investments, are recorded as a separate component of stockholders’

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity until realized. The Company’s policy is to record debt securities as available-for-sale because the sale of such securities may be required before maturity. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

Realized gains and losses are netted and included in interest income in the accompanying consolidated statements of operations and were not material for any period presented.

Cash equivalents, restricted cash and short-term investments are all due within one year and were as follows by major security type:

	December 31, 2002
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$7,250	$7,250	$—
Corporate debt securities	6,238	6,238	—

	$13,488	$13,488	$—

	December 31, 2003
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$4,845	$4,846	$1
Corporate debt securities	2,520	2,520	—

	$7,365	$7,366	$1

Investments with original or remaining maturities at the date of purchase of less than 90 days classified as cash equivalents and restricted cash amounted to $11.2 million and $3.2 million at December 31, 2002 and 2003, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from customers. Accounts receivable are recorded net of allowance for doubtful accounts. At December 31, 2002 and 2003, the Company had $800,000 and $456,000, respectively, outstanding from services provided to Novation, a related party, classified as related party accounts receivable. As of December 31, 2002 and 2003, there were no other customers with accounts receivable balances greater than 10% of total accounts receivable.

Prepaid Expenses and Other Current Assets

As of December 31, 2002 and 2003, prepaid expenses and other current assets primarily consisted of prepaid software license and maintenance fees, miscellaneous deposits and the current portion of notes receivable.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. Internal costs incurred to develop software for use in operations which were potentially eligible for capitalization were not material and accordingly, were expensed as incurred and are included in product development costs in the accompanying consolidated statements of operations. Repairs and maintenance costs are expensed as incurred. Capitalized interest is included in property and equipment under the provisions of SFAS No. 34, “Capitalization of Interest Cost.” Total interest incurred, before amounts capitalized, in the years ended December 31, 2002 and 2003, was $2.4 million and $1.0 million, respectively, of which $674,000 and $0 was capitalized in 2002 and 2003, respectively. The Company will amortize these amounts over the same period as the related assets are being depreciated. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

As of December 31, 2002 and 2003, property and equipment consisted of the following (in thousands):

	2002	2003
Computer and equipment	$15,445	$14,791
Software	20,395	21,361
Furniture and fixtures	2,272	1,673
Leasehold improvements	2,476	2,393

	40,588	40,218
Accumulated depreciation and amortization	(23,767)	(32,786)

Property and equipment, net	$16,821	$7,432

Intangibles

Intangibles consist of acquired database and developed technology. Intangibles are amortized on a straight-line basis over a period of three to five years.

Intangibles include the following (in thousands):

		December 31, 2002			December 31, 2003
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Database	3	$360	$(50)	$310	$360	$(170)	$190
Developed technology	5	2,340	(40)	2,300	2,340	(508)	1,832

Total intangibles		$2,700	$(90)	$2,610	$2,700	$(678)	$2,022

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense of intangibles as of December 31, 2003 was as follows (in thousands):

Year	Amount
2004	$588
2005	538
2006	468
2007	428

$2,022

As of December 31, 2001, the Company had formally adopted a plan to divest EquipMD as part of its ongoing focus on the Company’s core business. As a result of the planned divestiture, the Company reassessed the value of EquipMD based primarily on the expected sales price of the business. The resulting write-down of $81.1 million in 2001 was the direct result of the planned divestiture (see Note 9 for further discussion).

As of December 31, 2001, the Company performed an assessment of the carrying value of the Pharos intangible assets. As the Company was unsuccessful in its negotiations to sell the technology and other intangible assets acquired and had terminated its internal use of the acquired technology, the Company concluded that the carrying value of the intangibles was impaired and, therefore, not recoverable as of December 31, 2001. As a result, an impairment charge of $11.9 million was recorded during the fourth quarter of 2001.

Goodwill

As of December 31, 2003, goodwill represented the excess of the purchase price over the fair value of net assets in the acquisitions of MedContrax, Med-ecorp and Revelocity. Goodwill is not amortized, but will be assessed at least annually for impairment. The Company performs its annual impairment test in the fourth quarter of each year.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which became effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and certain other acquired intangible assets with indefinite lives are no longer subject to amortization. Intangible assets with finite lives will continue to be amortized. The adoption of this pronouncement in 2002 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Reported net loss	$(272,363)	$(82,210)	$(66,387)
Add: Goodwill amortization	26,434	—	—

Adjusted net loss	$(245,929)	$(82,210)	$(66,387)

Basic and diluted adjusted net loss per share, as reported	$(17.32)	$(4.90)	$(3.66)

Basic and diluted adjusted net loss per share, pro forma	$(15.64)	$(4.90)	$(3.66)

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Partnership Costs

Capitalized partnership costs consists of the fair value of common stock and restricted common stock issued and capitalized in connection with the Company’s Outsourcing Agreement, as amended, with Novation, VHA, UHC and HPPI and is shown net of accumulated amortization (see Note 16 for discussion of both the Outsourcing Agreement, as amended, and the related stock that has been issued and capitalized).

	As of December 31,
	2002	2003
Gross Capitalized Partnership Costs	$350,490	$360,090
Accumulated Amortization of Capitalized Partnership Costs	(184,039)	(254,087)

Net Capitalized Partnership Costs	$166,451	$106,003

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

In March 2000, the Company purchased 600,000 shares of the Series D preferred stock of Pointshare, Inc. (Pointshare), a privately held corporation, in exchange for $3.0 million. Pointshare provided online business-to-business administrative services to healthcare communities. In September 2001, the Company received notice from Pointshare that it was in the process of selling its remaining assets and winding down its operations. Based on the Company’s subsequent discussions with Pointshare’s management, the Company felt that it was highly unlikely that it would recover any material portion of its initial investment. As such, the Company wrote off its $3.0 million investment in Pointshare during the third quarter of 2001. During fiscal 2002, the Company received a distribution from the bankruptcy trustee for Pointshare amounting to $211,000, which was reflected as a credit to write-down of non-marketable investments in the accompanying consolidated statements of operations.

In April 2001, the Company received 1,490,637 shares of Series A Preferred Stock in Attainia, Inc. (Attainia) as part of the consideration paid by Attainia for their purchase of certain portions of the Company’s operations. These shares were valued at $0.50 per share and resulted in a total investment in non-marketable securities of $745,000 being recorded. In December 2002, the Company received notice from Attainia that it had completed a round of financing at an offering price less than the cost per share of the Company’s investment in Attainia. As such, the Company recorded a charge of $662,000 in 2002 to write-down the investment in Attainia.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2001, the Company recorded impairment charges relating to the divestitures of certain of its subsidiaries (see Note 9 for further discussion).

In addition, the Company identified certain software licenses that were no longer being utilized and recorded impairment charges of $1.5 million, $458,000 and $0 in 2001, 2002 and 2003, respectively, to write off these assets.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Year Ended December 31,
	2001	2002	2003
Risk-free interest rate range	2.0%-5.6%	1.1%-5.5%	1.2%-4.8%
Expected lives (in years)—options	5.0	5.0	5.0
Expected lives (in years)—ESPP	0.5	0.5	0.5
Dividend yield	0%	0%	0%
Volatility	80%	90%	90%

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Net loss as reported	$(272,363)	$(82,210)	$(66,387)
Add: Stock-based compensation expense included in reported net loss	16,272	5,765	2,128
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(16,009)	(10,115)	(10,392)

Net loss, pro forma	$(272,100)	$(86,560)	$(74,651)

Net loss per share, as reported	$(17.32)	$(4.90)	$(3.66)

Net loss per share, pro forma	$(17.31)	$(5.16)	$(4.11)

Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has integrated the presentation of comprehensive income (loss) with the accompanying consolidated statements of changes in stockholders’ equity.

Segment Information

As defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in one reportable segment—providing supply chain management solutions for the healthcare industry.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive. The total number of weighted average common stock equivalents, such as options, warrants and unvested restricted stock, that are excluded from the diluted loss per share calculation was 2.7 million, 2.1 million and 1.1 million shares for the years ended December 31, 2001, 2002, and 2003, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Net loss	$(272,363)	$(82,210)	$(66,387)

Basic and diluted:
Weighted average shares of common stock outstanding	16,020	16,918	18,181
Less: Weighted average shares of common stock subject to repurchase	(299)	(128)	(20)

Weighted average shares used in computing basic and diluted net loss per share	15,721	16,790	18,161

Basic and diluted net loss per share	$(17.32)	$(4.90)	$(3.66)

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times when a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, or EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal period beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements” and in December 2003, issued a revised interpretation (FIN No. 46-R). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46-R are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN No. 46-R in the first quarter of 2004. The Company does not believe the adoption of FIN No. 46-R will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as assets in some circumstances). SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for the financial instrument created before November 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

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

On July 26, 2000, the Company issued equity consideration to VHA and UHC in connection with the Company’s Outsourcing Agreement entered into with Novation, VHA, UHC and HPPI on May 24, 2000 (see Note 16). The Company is capitalizing this consideration when measurement dates occur, as defined under EITF No. 96-18. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which is being capitalized as earned, is being amortized over the term of the arrangements that result in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against related party revenue up to the lesser of such related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of related party revenue in any period is classified as an operating expense.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2001	2002	2003
Revenue:
Related party revenue	$24,821	$69,469	$70,026
Offset of amortization of partnership costs	(24,821)	(69,469)	(69,201)

Total related party revenue, as reported	$—	$—	$825

Amortization of Partnership Costs:
Amortization of partnership costs	$75,651	$78,830	$70,048
Offset to related party revenue	(24,821)	(69,469)	(69,201)

Total amortization of partnership costs reported as an operating expense	$50,830	$9,361	$847

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

In July 1999, the Company made two loans to Robert J. Zollars, Chairman and Chief Executive Officer of the Company (CEO), in connection with his exercise of stock options granted to him under the terms of his employment agreement. The loans were made pursuant to two secured full recourse promissory notes in the principal amounts of $162,079 and $356,629, both with interest compounded quarterly on the unpaid balances at a rate of 5.70% per year. In January 2002, both promissory notes were amended to extend the repayment obligations by modifying the repayment terms of the promissory notes to be due upon the earlier of (i) July 2004, (ii) the third anniversary of the effective date of the initial public offering (IPO) of the Company’s common stock, (iii) 90 days after the termination of employment with the Company or (iv) immediately upon any transfer of any of the shares relating to the exercised stock options. In January 2003, Mr. Zollars repaid these loans in full to the Company.

In September 1999, the Company made a loan to Daniel A. Eckert, President and Chief Operating Officer of the Company, in connection with his exercise of stock options granted to him under the terms of his employment agreement. The loan was made pursuant to two secured full recourse promissory notes in the principal amounts of $124,750 and $99,800, both with interest compounded quarterly on the unpaid balances at a rate of 5.85% per year. In January 2002, both promissory notes were amended to extend the repayment obligation by modifying the repayment terms of the promissory notes to be due upon the earlier of (i) five years from the stock option grant date, (ii) the third anniversary of the effective date of the IPO of the Company’s common stock, (iii) 90 days after the termination of employment with the Company or (iv) immediately upon any transfer of any of the shares relating to the exercised stock options. In January 2003, Mr. Eckert repaid these loans in full to the Company.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Company had an additional $5.4 million of notes receivable from stockholders, consisting of one note from a former executive officer of the Company in the amount of $4.9 million, which came due in December 2003, and several other notes totaling $500,000 due on varying dates through January 2005 from current and former employees of the Company. The Company intends to vigorously pursue collection on these notes receivable.

5.	LOANS AND NOTES PAYABLE

In July 1999, the Company entered into a $2.5 million loan/lease facility with a lender to finance computer hardware and software equipment. Amounts borrowed to purchase hardware bore interest at 9% per annum and were payable in 48 monthly installments consisting of interest-only payments for the first nine months and principal and interest payments for the remaining 39 months, with a balloon payment of the remaining principal payable at maturity. Amounts borrowed to purchase software bore interest at 8% per annum and were payable in 30 monthly installments consisting of interest-only for the first four months and principal and interest for the remaining 26 months, with a balloon payment of the remaining principal payable at maturity. The computer equipment purchased with the proceeds of the loans secured this facility. At December 31, 2003, there were no remaining outstanding balances under this facility. No additional borrowings are available under this facility.

In August 1999, in connection with the GAR acquisition, the Company issued a promissory note in the principal amount of $7.8 million payable monthly over five years that bore interest at a rate of 7% per annum. In July 2001, the Company modified the terms of this promissory note in exchange for the release of the security interest the note holder had in the assets of the Auction operations. Under the revised terms of the note, $750,000 of the balance was paid in August 2001, and an additional $500,000 was forgiven by the note holder. The remaining balance due on the promissory note was to be paid in equal monthly installments, with interest accruing at 7% per annum, over the subsequent 30 months. As of December 31, 2003, there were no remaining outstanding balances on the note.

In July 2000, the Company entered into an unsecured promissory note with its investment bankers in the amount of $6.0 million. The note was payable in four quarterly payments of $1.5 million, commencing on January 1, 2001. In April 2001, the Company and its bankers amended the terms of the note such that the remaining balance was payable in two installments: the first $2.0 million payable in May 2001 and the remaining $2.5 million payable in April 2002. As of December 31, 2003, the note had been repaid in full.

In April 2001, the Company entered into a $25.0 million revolving credit agreement with VHA. Under the credit agreement, the Company is able to borrow funds up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Any funds that the Company borrows under this credit agreement bear interest and are secured by substantially all of the Company’s assets. In the event that the Company (i) sells any of its stock as part of an equity financing, (ii) obtains funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enters into a debt financing or other lending transaction secured by assets the Company owned as of the date the Company entered into the credit agreement, then the maximum the Company could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds the Company receives from any of these transactions. Under the terms of the original credit agreement, borrowed funds bore interest at a fixed rate of 10% and all funds were due and payable on May 31, 2002. In February 2002, the Company and VHA executed an amendment to the credit agreement, which modified the credit agreement to extend both the availability and the maturity date of the revolving credit line through May 31, 2003. All other terms of the credit agreement remained unchanged. In December 2002, the Company and VHA executed an additional amendment to the credit agreement, which modified the credit agreement to extend both the

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

availability and the maturity date of the revolving credit line through December 31, 2004 and modified the rate at which any funds borrowed bear interest. Under the terms of the amended agreement, borrowed funds bear interest at the prime rate plus 2.75%. In December 2003, the Company repaid all remaining principal and interest outstanding under this line of credit and amended the line of credit to reduce the total capacity to $15.0 million. As a result, at December 31, 2003, there were no amounts outstanding under the line of credit and the remaining available capacity under this line of credit was $15.0 million.

6.	COMMITMENTS

The Company leases its various office facilities under operating leases. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $2.5 million, $3.2 million and $2.9 million, respectively.

In October 2000, the Company entered into a sublease agreement whereby the Company subleased to a corporation 31,700 square feet of the building that serves as the Company’s headquarters. In 2000 and 2001, the Company received $324,000 and $1.1 million, respectively, in sublease payments from the corporation. In late 2001, this corporation notified the Company that due to financial difficulties, it would be unable to comply with the terms of its sublease commitment. As a result, the Company entered into a settlement agreement with the corporation on January 2, 2002, whereby the Company retained the security deposits and other amounts securing the sublease obligation, received payment of an additional $325,000 from the corporation as a settlement and retained effectively all of the furniture and leasehold improvements present in the subleased space. In addition, the corporation agreed to vacate the facility and release any claim on it as of that date. The funds received from the corporation have been booked as a deposit and will be amortized over the term of the terminated sublease agreement as a reduction in the Company’s rent expense each period. In February 2002, the Company entered into a sublease with a corporation, under which they subleased 20,000 square feet of this facility for the first year, increasing to 31,700 square feet for the remaining term of the sublease, which runs through February 2005.

Future minimum obligations under non-cancelable operating leases are as follows (in thousands):

2004	$3,169
2005	3,254
2006	3,242
2007	832

Total minimum obligations	10,497
Less: future sublease rental income	(863)

Total net minimum obligations	$9,634

As part of the July 1999 employment agreement between the Company’s CEO and the Company, the CEO received a $2.5 million moving assistance loan. The loan was forgiven in equal installments through June 30, 2003. As of December 31, 2003, the entire $2.5 million loan had been forgiven.

In May 2000, as part of the termination of the proposed mergers with Eclipsys Corporation (Eclipsys) and Healthvision, Inc. (Healthvision), the Company entered into a strategic commercial relationship with Eclipsys and Healthvision that includes a co-marketing and distribution arrangement between the Company and Healthvision. Under the terms of the arrangement, the Company purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with the Company’s e-commerce platform technology. Additionally, the Company committed to purchase $4.3 million of consulting services for their professional services organizations over a four-year period. The Company is currently in

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dispute with Healthvision and Eclipsys over this arrangement regarding the Company’s obligation to utilize their services. As of December 31, 2003, the Company had utilized $1.6 million of these professional services.

7.	CONTINGENCIES

Litigation

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of its IPO) as well as the Company’s Chairman and Chief Executive Officer, Robert Zollars, and its former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of the Company’s common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in its IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Due to the inherent uncertainties of litigation however, the Company cannot accurately predict the ultimate outcome of the lawsuits.

In August 2003, Accelerated Systems Integration, Inc. (ASI) filed suit in the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 1969) against I-many, Inc. (I-many), the Company and its wholly-owned acquisition subsidiary, Neocars, Inc., seeking (i) a preliminary injunction against the closing of the asset purchase transaction the Company had previously announced and (ii) further unspecified damages. ASI also made certain other allegations against I-many, and made a claim of interference with contractual rights against the Company for entering into the asset purchase agreement with I-many. On December 16, 2003, the Company settled the suit pursuant to a confidential settlement and release agreement with ASI.

FIN 45

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers and parties to other transactions with the Company, with respect to certain matters. The

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against them. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

It is not possible to determine the Company’s maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s financial position, results of operations or cash flows.

8.	ACQUISITIONS

MedContrax and Med-ecorp

In July 2002, the Company, through its wholly-owned subsidiary Neomedacq, acquired through a single bankruptcy proceeding substantially all of the assets of data management companies MedContrax and Med-ecorp. MedContrax and Med-ecorp offered subscription-based services that identified market opportunities, measured market shares and evaluated sales force performance and management, as well as provided subscription-based contract management and administration products and services. The total purchase price was $1.5 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the allocation of the purchase price, $336,000, $360,000, $340,000, $348,000 and $110,000 were allocated to tangible assets, a proprietary database, developed technology, goodwill and acquired in-process research and development, respectively. The proprietary database and developed technology are being amortized over their estimated useful lives of three years and five years, respectively. In accordance with SFAS No. 142, goodwill is not being amortized, but is being assessed for impairment at least annually, or whenever an event or change in circumstance indicates that the carrying value may not be recoverable. The $110,000 allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows related to incomplete research and development projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, the $110,000 was expensed as of the acquisition date. The results of operations of MedContrax and Med-ecorp are included in the Company’s consolidated statements of operations from the date of acquisition.

Revelocity

In December 2002, the Company, through its wholly-owned subsidiary Neolocity, acquired substantially all of the assets of Revelocity, a developer of Web-based software products that provided supply chain management capabilities for hospitals and healthcare suppliers to help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. The stock-based portion of the consideration for the acquisition was contingent upon the amount of revenue generated by the acquired business from the date of acquisition through December 31, 2003. The Company issued an aggregate of 186,000 shares of its common stock valued at $2.1 million as consideration for the acquisition. These shares were valued as earned. Accordingly, the amount of goodwill recognized in this acquisition was adjusted as the additional shares were earned. The purchase price also included forgiveness of a $500,000 note receivable from Revelocity and the assumption of liabilities of $235,000. The total purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In the initial allocation of the purchase price, $34,000, $2.0

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and $1.1 million were allocated to tangible assets, developed technology and goodwill, respectively. An additional $239,000 of goodwill was recorded in 2003 subsequent to the initial purchase price allocation as a result of the level of stock-based contingent consideration earned. The developed technology is being amortized over its estimated useful life of five years. In accordance with SFAS No. 142, goodwill is not being amortized, but is being assessed for impairment at least annually, or whenever an event or change in circumstance indicates that the carrying value may not be recoverable. The results of operations of Revelocity are included in the Company’s consolidated statements of operations from the date of acquisition.

9.	DIVESTITURES

In 2001, the Company recorded a restructuring charge of $600,000 to reflect additional costs relating to severance and idle facilities resulting from the divestiture of its Auction operations in 2000. As of December 31, 2002, all severance and other exit costs had been paid and there were no remaining liabilities.

In April 2001, the Company completed the sale of substantially all of the assets of USL, the Company’s healthcare content subsidiary, to Medical Distribution Solutions, Inc. (MDSI) for consideration totaling $1.25 million. Under the terms of the asset purchase agreement entered into by and between the Company and MDSI, the Company agreed to sell to MDSI substantially all of the assets and certain liabilities of the USL operations, resulting in net assets with a carrying value of $750,000 being transferred. The purchase price was comprised of $500,000 of cash delivered to the Company upon the closing and a $750,000 non-interest bearing promissory note payable to the Company in three annual installments commencing in April 2003. This note was recorded by the Company at the net present value of $533,000 as of the date of the divestiture, using an effective interest rate of 10%. In addition, the Company is entitled to receive a revenue share from MDSI on certain types of sales. The net result of the transaction to the Company was a gain on the divestiture of these assets of $307,000. As of December 31, 2003, there was $514,000 remaining due under this promissory note.

In April 2001, the Company entered into an agreement to sell to Attainia, Inc. (Attainia) certain assets of the Company’s operations, which consisted of those assets that the Company acquired as part of the acquisition of certain assets of FDI in November 1999. The Company agreed to sell to Attainia net assets with a carrying value of $1.8 million and to provide free office space to Attainia in the Company’s corporate headquarters for up to six months, as well as to provide access to $227,000 of working capital to Attainia in the form of a short-term promissory note. This note bore interest at 8% and was payable in installments over the 15 months subsequent to the closing of the transaction. As of December 31, 2002, the full amount of the note had been repaid. In connection with the sale, Attainia issued to the Company 1,490,637 shares of its Series A Preferred Stock, which was valued at $0.50 per share, resulting in consideration of $745,000 being provided to the Company upon closing. This investment is recorded in the non-marketable investments section of the accompanying consolidated balance sheet as of December 31, 2002. In addition, the Company is entitled to receive a revenue share from Attainia on certain types of sales. The net result of the transaction to the Company was a loss on the divestiture of these assets of $1.1 million.

In July 2001, the Company entered into an agreement to sell substantially all of the assets of the Company’s Auction operations, recorded at $1.8 million, to Med-XS Solutions, Inc. in exchange for consideration in the amount of $2.5 million. Under the amended purchase agreement, the consideration provided to the Company by Med-XS consisted of $150,000 cash delivered to the Company at closing and a $2.4 million promissory note payable to the Company over two years from September 5, 2001, which was the date of closing. This note was recorded at the net present value of $2.1 million, using an effective interest rate of 10%. In addition, the Company is entitled to receive revenue and profit sharing from Med-XS on the operations acquired by Med-XS. The net result of the transaction to the Company was a gain on the divestiture of these assets of $872,000. In

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 2002, the Company filed suit against Med-XS Solutions, Inc. and Med-XS Asset Services, Inc. (together, Med-XS) for non-payment of amounts due under the note. As of that date, the Company had not received any payments from Med-XS beyond the $150,000 delivered at closing. On September 26, 2002, the Company entered into a confidential settlement agreement with Med-XS to settle the suit the Company had filed against Med-XS. The Company recorded a $1.1 million charge to write-down the promissory note to reflect the collectible value of the note based on the terms of the settlement agreement.

During the fourth quarter of 2001, the Company obtained board approval to begin exploring strategic alternatives for the divestiture of the Company’s NeoMD operations. These operations consisted primarily of the assets of the Company’s wholly-owned subsidiary, EquipMD. As a result of this plan, the Company wrote down the assets of these operations to the estimated net realizable disposal value at December 31, 2001. The assets, which primarily consisted of goodwill and other intangible assets, were written down by $81.1 million to the Company’s estimate of realizable disposal value. Additionally, the Company recorded a restructuring charge of $350,000 for anticipated severance and accrued rent relating to idle facilities. As of December 31, 2002, all severance and other exist costs had been paid and there were no remaining liabilities. The net result of the transaction to the Company was a loss on the divestiture of these assets of $59,000.

10.	DEFERRED COMPENSATION

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Gross Amortization of Deferred Compensation	$17,159	$6,567	$2,521
Reversal of Amortization of Deferred Compensation as a Result of Employee Terminations	(887)	(802)	(393)

Amortization of Deferred Compensation	$16,272	$5,765	$2,128

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to employees of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the deemed fair value of the underlying stock on the date the option was granted. Deferred compensation of this type is amortized on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, prior to the Company’s initial public offering (IPO), the Company recorded deferred compensation of $65.2 million in total. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations. During the years ended December 31, 2001, 2002 and 2003, the Company recorded $2.4 million, $244,000 and $82,000, respectively, in reductions of deferred compensation as a result of employee terminations and employee attrition. The Company recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $7.7 million, $3.4 million and $1.1 million during the years ended December 31, 2001, 2002 and 2003, respectively.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to the acquisition of EquipMD, the Company recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. During the years ended December 31, 2001 and 2002, the Company recorded $4.9 million and $1.2 million, respectively, in reductions of this deferred compensation as a result of employee

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attrition in this business, which the Company divested in March 2002. The Company recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $8.4 million and $51,000 during the years ended December 31, 2001, and 2002, respectively.

During 2001, 2002 and 2003, in connection with the award of restricted stock to certain employees and officers, the Company recorded deferred compensation of $3.6 million, $249,000 and $320,000, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through February 2005, provided that the grant recipients are employed continuously with the Company through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized ratably over the period from the date of grant through the vesting date using the straight line method of amortization. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations. During the years ended December 31, 2001, 2002 and 2003, the Company recorded $0, $0 and $146,000, respectively, in reductions of this deferred compensation as a result of employee terminations. Amortization of deferred compensation related to these shares of $146,000, $2.3 million and $1.0 million was recorded during the years ended December 31, 2001, 2002 and 2003, respectively.

The remaining deferred compensation of $218,000 at December 31, 2003 will be amortized as follows: $205,000 during fiscal 2004 and $13,000 during fiscal 2005. As the amortization expense relates to options and restricted stock awarded to employees across all operating expense reporting categories, the amount of deferred compensation amortization expense has been allocated to those categories in the consolidated statement of operations based on the reporting category in which the salary and other compensation of each individual responsible for the initial deferred compensation balance is classified.

11.	ABANDONED ACQUISITION COSTS

In July 2003, the Company entered into a definitive asset purchase agreement with I-many to acquire substantially all of the assets of I-many’s Health & Life Sciences business. In November 2003, the Company exercised its right to terminate the acquisition pursuant to the terms of the asset purchase agreement. As a result of the termination of the acquisition, the Company expensed $551,000 in previously capitalized acquisition-related costs incurred during the due diligence and acquisition process, legal advisory fees and financial and accounting fees, which no longer had any realizable future value. As such, the Company wrote off all such costs in the fourth quarter of the year ended December 31, 2003.

12.	RESTRUCTURING

In December 2000, the Company recorded a restructuring charge of $691,000 in connection with the Company’s decision to divest certain of its operations. Of the $691,000, $160,000 related to anticipated severance of 24 employees and the remainder related to idle facilities and related costs. No employees had been terminated and no amounts had been paid as of December 31, 2000. For the year ended December 31, 2001, $221,000 was paid out in termination benefits relating to employees terminated as part of the divestiture and $268,000 was paid out for idle facilities and related costs. Of the employees terminated, 16 were from selling and marketing and 8 were from operations.

In June 2001, the Company recorded an additional restructuring charge of $600,000, of which $539,000 related to a revision of the Company’s estimate of the time required to sublease idle facilities and $61,000 related to severance costs for employees.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2001, the Company recorded a restructuring charge of $350,000 in connection with its decision to divest its EquipMD subsidiary. Of the $350,000, $311,000 related to anticipated severance of seven employees and $39,000 related to idle facilities and related costs.

All of the restructuring accrual had been utilized by December 31, 2002 and no liabilities remained relating to these activities.

Components of the restructuring accrual were as follows (in thousands):

	Employee Severance	Cost of Idle Facilities	Other	Total
Balance at December 31, 2000	$160	$386	$145	$691
Restructuring charges recorded during fiscal 2001	372	578	—	950
Payments	(221)	(268)	(100)	(589)

Balance at December 31, 2001	311	696	45	1,052
Payments	(238)	(678)	(68)	(984)
Adjustments/reversals	(73)	(18)	23	(68)

Balance at December 31, 2002	$—	$—	$—	$—

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2003, there were no shares of preferred stock outstanding.

Common Stock

As of December 31, 2003, the Company has reserved the following shares of common stock for future issuance as follows (in thousands):

Stock Option Plans	3,685
Conversion of warrants outstanding	4
Employee Stock Purchase Plan	1

3,690

14.	STOCK OPTIONS

1997 Stock Plan

The Company, under the 1997 Stock Plan (the 1997 Plan), reserved 1.5 million shares of common stock. The stock was reserved for the Company’s employees, directors and consultants. The term of each option was stated in the option agreement and was not to exceed 10 years after the grant date. If the optionee owned stock representing more than 10% of the Company’s voting power, the term of the option was not to exceed 5 years after the grant date.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Any option granted was to be exercisable at such times and under such conditions as determined by the board of directors. However, for most options, 25% of the shares subject to the option vested 12 months after the vesting commencement date, and  1/48 of the shares vested each month thereafter. Options under the 1997 Plan were exercisable immediately, subject to repurchase rights held by the Company, which lapsed over the vesting period as determined. The Company’s right of repurchase lapsed at a rate determined by the board of directors. However, for most options the Company’s right to repurchase lapsed at a rate of 25% of the shares after the first 12 months and  1/48 of the shares each month thereafter.

1999 Equity Incentive Plan

In November 1999, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) to replace the 1997 Stock Plan. The Company has reserved 500,000 shares of common stock for issuance under the 1999 Plan, and the number of shares reserved for issuance under this plan was increased to include shares of the Company’s common stock reserved under the 1997 Plan that were not issued or subject to outstanding grants on the date the IPO was completed. The 1999 Plan stipulates that the amount authorized will automatically be increased each year by the number of shares required to increase the total shares available for future grants under the plan to an amount equal to 5% of the Company’s total outstanding shares as of December 31 of the preceding year. Incentive stock options may only be granted to employees under the 1999 Plan, and they must be granted at an option price no less than 100% of the fair market value of the common stock on the date of grant. If the optionee owns stock representing more than 10% of the Company’s outstanding voting stock, incentive stock options must be granted at an option price no less than 110% of the fair market value of the common stock on the date of grant. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors or advisors to the Company, and must be granted at an option price no less than 85% of the fair market value of the common stock on the date of grant. All options granted under the 1999 Plan carry a maximum term of 10 years from the date of grant, and shall be exercisable at such times and under such conditions as determined by the board of directors at the date of grant. However, for most options,  1/4 of the shares subject to the option shall vest 12 months after the vesting commencement date, and  1/48 of the shares subject to the option shall vest each month thereafter.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all option plans was as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available For Grant	Number	Weighted-Average Exercise Price
Balance, December 31, 2000	34	1,592	$39.56
Authorized	755	—	—
Granted	(1,061)	1,061	$8.41
Exercised	—	(34)	$6.97
Repurchased	39	—	$3.48
Canceled	457	(472)	$42.14
Restricted stock grants	(223)	—	—

Balance, December 31, 2001	1	2,147	$24.11
Authorized	894	—	—
Granted	(1,209)	1,209	$15.17
Exercised	—	(24)	$8.49
Canceled	346	(351)	$31.46
Restricted stock grants	(18)	—	—

Balance, December 31, 2002	14	2,981	$19.75
Authorized	918	—	—
Granted	(985)	985	$11.10
Exercised	—	(192)	$7.72
Canceled	667	(667)	$19.39
Restricted stock grants	(36)	—	—

Balance, December 31, 2003	578	3,107	$17.83

The weighted-average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 was $6.47, $12.25 and $8.79, respectively.

The following table summarizes all stock options outstanding and exercisable as of December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$1.00 to $14.65	1,979	8.37	$9.44	874	$9.03
$14.69 to $28.64	684	8.05	$19.70	345	$20.83
$29.38 to $60.00	301	6.45	$37.25	267	$37.65
$65.00 to $91.25	139	6.12	$74.96	136	$75.05
$367.50 to $638.75	4	6.04	$465.78	4	$468.56

$1.00-$638.75	3,107	8.01	$17.83	1,626	$22.70

There were 743,000 and 1,364,000 shares subject to options that were exercisable as of December 31, 2001 and 2002, respectively.

At December 31, 2001 and 2002, 195,000 and 66,000 shares, respectively, previously issued relating to options exercised prior to their vesting date were subject to repurchase at a weighted-average price of $1.88 and

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.88 per share, respectively. As of December 31, 2003, there were no such shares remaining subject to repurchase as all shares outstanding as all options exercised prior to their vesting date were fully vested.

1999 Employee Stock Purchase Plan

In November 1999, the board of directors approved the 1999 Employee Stock Purchase Plan (the ESPP) which became effective on January 24, 2000. The Company has reserved 75,000 shares of common stock for issuance under the ESPP, and the terms of the ESPP stipulate that amount will automatically be increased each year by shares equal to the amount necessary such that the total shares available for issuance under the plan is equal to 1% of the total outstanding shares of common stock as of December 31 of the preceding year. Pursuant to this provision of the ESPP, total shares of 384,880 have been authorized for issuance under the plan from inception through December 31, 2003. Subject to certain eligibility requirements, employees may elect to withhold up to a maximum of 15% of their cash compensation for participation in the ESPP. Each offering period under the ESPP will be two years in duration and will consist of four six-month purchase periods. The first offering period commenced on January 24, 2000 at which time price quotations were available for the Company’s common stock on the Nasdaq National Market with subsequent purchasing periods commencing on February 1 and August 1 of each year. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of the purchase period. Total shares purchased by employees under the ESPP for the years ended December 31, 2001, 2002 and 2003 were 54,331 shares, 126,020 shares and 187,102 shares, respectively.

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

Due to the Company’s loss position, there was no provision for income taxes for the years ended December 31, 2001, 2002 and 2003.

As of January 1, 1998, the Company elected C-Corporation status for Federal and state purposes. As a result, the Company is not entitled to any tax benefits associated with the period prior to C-Corporation election.

At December 31, 2003, the Company had cumulative net operating loss carryforwards of $371.0 million and $247.0 million for Federal and state income tax purposes, respectively, expiring in various years ending through 2023.

At December 31, 2003, the Company had cumulative credit carryforwards of $1.5 million and $2.8 million for Federal and state income tax purposes, respectively. These credits are subject to expiration through various periods through 2023.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated tax effects of significant temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2002	2003
Temporary differences:
Reserves and accruals deductible in different periods	$1,946	$1,493
Fixed asset basis difference	1,203	5,203
Stock compensation	2,618	—
Partnership costs	16,839	11,708
Other	3,706	3,706
Net operating loss carryforwards	141,923	144,562
Tax credits	2,930	3,398

Gross deferred tax assets	171,165	170,070
Gross deferred tax liabilities	(31,425)	(19,885)
Valuation allowance	(139,370)	(150,185)

	$—	$—

Due to uncertainty surrounding the realization of the deferred tax attributes in future years, the Company has recorded a valuation allowance against its net deferred tax assets. For the years ended December 31, 2001, 2002 and 2003, the Company recorded increases to the valuation allowance of $54.1 million, $15.8 million and $10.4 million, respectively.

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

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before taxes as follows:

	For The Year Ended December 31,
	2001	2002	2003
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	(5.9)	(5.9)	(5.9)
Change in valuation allowance	20.2	38.8	39.9
Stock compensation	2.4	2.9	1.3
Tax credits	(0.3)	(0.8)	(0.7)
Non deductible goodwill	4.4	—	0.4
Non deductible impairment	14.2	—	—

	—%	—%	—%

16.	RELATED PARTY TRANSACTIONS

In 2000, the Company entered into a 10-year strategic Outsourcing Agreement with VHA, UHC, Novation and HPPI. Under the Outsourcing Agreement, the Company agreed to provide specific functionality to Marketplace@Novation, Novation’s e-commerce marketplace. Novation agreed to act as the Company’s

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In connection with the Outsourcing Agreement, the Company issued in July 2000 4.6 million and 1.1 million shares of its common stock to VHA and UHC, respectively. The Company also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of the Company’s common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets are based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation. In October 2000, the Company exchanged VHA’s warrant for 3.1 million restricted shares of the Company’s common stock and, in January 2001, the Company exchanged the unexercised portion of UHC’s performance warrant, to purchase 564,000 shares of the Company’s common stock, for 564,000 restricted shares of the Company’s common stock. Both VHA’s and UHC’s restricted shares are subject to forfeiture if the performance targets contained in their original warrants are not met.

The Company has amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement (Fourth Amended Agreement), effective August 2003:

•	the Company and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation member purchases but not facilitated by the Company’s connectivity solution. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	the payments Novation is required to make under the fee level provision are subject to quarterly maximums. During 2003, the Company generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million for the year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment is $15.25 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on revenue generated by Novation;

•	the Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI sponsored marketplaces only;

•	the Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	the Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

Additionally, in January 2001, the Company entered into stock purchase agreements with VHA, UHC and i2 Technologies, Inc., under which these entities purchased a total of 1.8 million shares of the Company’s common stock at a price of $16.90 per share. The Company raised a total of $30.5 million prior to costs associated with the sale of the shares, which were $1.1 million, including an advisory fee to the Company’s investment bankers.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, the Company entered into a revolving credit agreement with VHA, which the Company has amended. Funds that the Company borrows under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of the Company’s assets. Any amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. The line of credit agreement also contains provisions that could potentially reduce the maximum the Company could borrow under the credit agreement in the event the Company entered into certain types of other debt or equity financing arrangements. In December 2003, the Company repaid all amounts outstanding under the line of credit, including accrued interest, and amended the line of credit to reduce its capacity from the original $25.0 million to $15.0 million.

During the years ended December 31, 2001, 2002 and 2003, the fees paid to the Company by Novation totaled $24.6 million, $68.8 million and $69.2 million, respectively. The fees paid to the Company by Novation in each of the last six quarters, including the quarter ended December 31, 2003, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume the Company is currently achieving, the Company expects that the fees it earns from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Expense	Write-offs	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2001	$384	$851	$(1,029)	$206
Year ended December 31, 2002	$206	$53	$—	$259
Year ended December 31, 2003	$259	$389	$(413)	$235

INDEX TO EXHIBITS

(a)    Exhibits

10.1		Third Amendment to Credit Agreement by and between the Registrant and VHA Inc. dated December 18, 2003.

21.1		Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP.

23.2		Consent of Deloitte & Touche LLP.

31.1		Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	*	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	This certification accompanies our Annual Report on Form 10-K. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.