Form 10-Q
period 2004-03-31
NEOFORMA INC
filed 2004-05-10
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

The number of shares of the Registrant’s common stock outstanding on May 6, 2004 was 19,993,695.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2003*	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$13,481	$15,280
Short-term investments	3,138	2,105
Accounts receivable, net of reserves of $235 and $308 as of December 31, 2003 and March 31, 2004, respectively	3,776	3,924
Related party accounts receivable	456	—
Prepaid expenses and other current assets	2,775	2,797

Total current assets	23,626	24,106
Property and equipment, net	7,432	9,268
Intangibles, net	2,022	1,875
Goodwill	1,652	1,652
Capitalized partnership costs, net	106,003	92,198
Non-marketable investments	83	83
Restricted cash	1,020	1,020
Other assets	1,376	1,309

Total assets	$143,214	$131,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,727	$2,146
Accrued payroll	4,199	2,811
Other accrued liabilities	3,183	2,970
Deferred revenue	2,651	2,124

Total current liabilities	12,760	10,051
Deferred rent	657	643
Deferred revenue, less current portion	554	512

Total liabilities	13,971	11,206

Stockholders’ equity:
Preferred stock $0.001 par value:
Authorized—5,000 shares, no shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	—	—
Common stock $0.001 par value:
Authorized—300,000 shares at December 31, 2003 and March 31, 2004, respectively Issued and outstanding: 18,943 and 19,945 shares at December 31, 2003 and March 31, 2004, respectively	19	20
Additional paid-in capital	827,570	837,919
Notes receivable from stockholders	(5,422)	(5,446)
Deferred compensation	(218)	(6,268)
Unrealized gain on available for sale securities	1	1
Accumulated deficit	(692,707)	(705,921)

Total stockholders’ equity	129,243	120,305

Total liabilities and stockholders’ equity	$143,214	$131,511

*	Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Revenue:
Related party revenue, net (see Note 3)	$539	$—
Non-related party revenue	2,063	2,928

Total revenue	2,602	2,928
Operating expenses:
Cost of services	1,378	2,061
Operations	5,142	2,998
Product development	4,743	3,638
Selling and marketing	4,977	3,656
General and administrative	2,967	2,238
Amortization of intangibles	147	147
Amortization of partnership costs (see Note 3)	—	1,472

Total operating expenses	19,354	16,210

Loss from operations	(16,752)	(13,282)
Other income/(expense):
Interest income	51	69
Interest expense	(274)	(1)
Other income/(expense)	(76)	—

Net loss	$(17,051)	$(13,214)

Net loss per share:
Basic and diluted	$(0.97)	$(0.69)

Weighted average shares—basic and diluted	17,540	19,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(17,051)	$(13,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees	10	—
Provision for doubtful accounts	54	96
Accrued interest receivable on notes receivable from stockholders	(17)	(6)
Depreciation and amortization of property and equipment	3,733	1,191
Amortization of intangibles	147	147
Amortization of partnership costs classified as an operating expense (see Note 3)	—	1,472
Amortization of deferred compensation	714	490
Change in assets and liabilities:
Accounts receivable	303	212
Prepaid expenses and other current assets	488	(22)
Other assets	110	67
Accounts payable	(1,747)	(581)
Other accrued liabilities and accrued payroll	(5,649)	(1,598)
Deferred revenue	(290)	(569)
Deferred rent	14	(14)
Accrued interest on related party notes payable	245	—

Net cash used in operating activities	(18,936)	(12,239)

Cash flows from investing activities:
Purchases of marketable investments	(770)	(1,347)
Proceeds from the sale or maturity of marketable investments	1,053	2,381
Capitalization of software development costs	—	(1,791)
Purchases of property and equipment	(538)	(1,236)

Net cash used in investing activities	(185)	(1,993)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	17,003	15,478
Repayments of notes payable	(447)	—
Cash received related to options exercised	149	250
Proceeds from the issuance of common stock under the employee stock purchase plan	506	526
Common stock repurchased, net of notes receivable issued to common stockholders	(2)	(177)
Collections of notes receivable from stockholders	1,051	44

Net cash provided by financing activities	18,260	16,121

Net increase (decrease) in cash and cash equivalents	(861)	1,799
Cash and cash equivalents, beginning of period	23,277	13,481

Cash and cash equivalents, end of period	$22,416	$15,280

Supplemental schedule of noncash investing and financing activities:
Issuance of restricted stock to related parties	$156	$3,145

Reduction of deferred compensation resulting from employee terminations	$223	$48

Issuance of restricted stock to employees and officers	$320	$6,588

Issuance of common stock in connection with the acquisition of Revelocity Corporation	$539	$—

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

Since inception, the Company has incurred significant losses and, as of March 31, 2004, had an accumulated deficit of $705.9 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than it expects. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2003 filed on Form 10-K with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2004.

2. RECLASSIFICATIONS

Certain reclassifications have been made to the historical unaudited condensed consolidated financial statements to conform to the 2004 presentation. These reclassifications had no impact on the Company’s previously reported financial position, net loss or cash flows.

3. REVENUE

Revenue by Customer Category

The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from GPOs, including from Novation, LLC under the outsourcing and operating agreement (Outsourcing Agreement) initially entered into in 2000 by and among the Company, Novation, VHA Inc., University HealthSystem Consortium (UHC) and Healthcare Purchasing Partners International, LLC (HPPI), as amended. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than healthcare providers, GPOs and suppliers, including the software license revenue generated by the Company’s agreement with Global Healthcare Exchange, LLC (GHX), as well as revenue generated under various agreements whereby the Company is entitled to a share of revenue generated by those entities. Revenue by customer category was as follows:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Provider and GPO Revenue	$991	$429
Supplier Revenue	1,312	2,200
Other Revenue	299	299

Total	$2,602	$2,928

Percentage of Total Revenue

	Three Months Ended March 31,
	2001	2002
Provider and GPO Revenue	38.1%	14.7%
Supplier Revenue	50.4	75.1
Other Revenue	11.5	10.2

Total	100.0%	100.0%

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

On July 26, 2000, the Company issued equity consideration to VHA and UHC in connection with the Company’s Outsourcing Agreement entered into with Novation, VHA, UHC and HPPI on May 24, 2000 (see Note 9). The Company is capitalizing this consideration when measurement dates occur, as defined under EITF No. 96-18. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which was capitalized as earned, is being amortized over the term of the arrangements that resulted in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against gross related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against gross related party revenue up to the lesser of gross related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense. The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2003	2004
Revenue:
Gross related party revenue	$17,542	$15,478
Offset of amortization of partnership costs	(17,003)	(15,478)

Total related party revenue, net	$539	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$17,003	$16,950
Offset to gross related party revenue	(17,003)	(15,478)

Total amortization of partnership costs reported as an operating expense	$—	$1,472

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the condensed consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in the Company’s condensed consolidated statements of cash flows.

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive. The total number of weighted average common stock equivalents, such as options, warrants and unvested restricted stock, that are excluded from the diluted loss per share calculation was 1.3 million and 777,000 shares for the three months ended March 31, 2003 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Net loss	$(17,051)	$(13,214)

Basic and diluted:
Weighted average shares of common stock outstanding	17,763	19,354
Less: Weighted average shares of unvested restricted common stock grants	(172)	(285)
Less: Weighted average shares of common stock subject to repurchase	(51)	—

Weighted average shares used in computing basic and diluted net loss per share	17,540	19,069

Basic and diluted net loss per share	$(0.97)	$(0.69)

5. STOCK-BASED COMPENSATION

At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended March 31,
	2003	2004
Risk-free interest rate range	1.0%-3.1%	3.4%-4.6%
Expected lives (in years)—options	5.0	5.0
Expected lives (in years)—ESPP	0.5	0.5
Dividend yield	0%	0%
Volatility	90%	90%

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net loss as reported	$(17,051)	$(13,214)
Add: Stock-based compensation expense included in reported net loss	714	490
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,963)	(2,810)

Net loss, pro forma	$(19,300)	$(15,534)

Net loss per share, as reported	$(0.97)	$(0.69)

Net loss per share, pro forma	$(1.07)	$(0.81)

Restricted Stock

During the three months ended March 31, 2003 and 2004, in connection with the award of restricted stock to employees and officers, the Company recorded deferred compensation of $320,000 and $6.6 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through February 2006 and are subject to the continuous employment of the employees and officers with the Company through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized over the period from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition. During the three months ended March 31, 2003 and 2004, the Company recorded $144,000 and $48,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. The Company recorded amortization of deferred compensation related to these shares of $211,000 and $490,000 during the three months ended March 31, 2003 and 2004, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs, incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll related costs. Repairs and maintenance costs are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

As of December 31, 2003 and March 31, 2004, property and equipment consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Computer and equipment	$14,791	$14,959
Software	21,361	21,634
Capitalized software development costs	—	1,791
Furniture and fixtures	1,673	1,673
Leasehold improvements	2,393	2,393

	40,218	42,450
Accumulated depreciation and amortization	(32,786)	(33,182)

Property and equipment, net	$7,432	$9,268

7. NOTES RECEIVABLE FROM STOCKHOLDERS

As of March 31, 2004, the Company had $5.4 million of notes receivable from stockholders, consisting of one note from a former executive officer of the Company in the amount of $4.9 million, which came due in December 2003, and several other notes totaling $500,000, due on varying dates through January 2005, from current and former employees of the Company. The Company is vigorously pursuing collection on these notes receivable when and as they become due.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

9. RELATED PARTY TRANSACTIONS

In 2000, the Company entered into a 10-year strategic Outsourcing Agreement with VHA, UHC, Novation and HPPI. Under the Outsourcing Agreement, the Company agreed to provide specific functionality to Marketplace@Novation™, Novation’s e-commerce marketplace. Novation agreed to act as the Company’s exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, the Company issued 4.6 million and 1.1 million shares of its common stock to VHA and UHC, respectively. The Company also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of the Company’s common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation. In October 2000, the Company exchanged VHA’s warrant for 3.1 million restricted shares of the Company’s common stock and, in January 2001, the Company exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of the Company’s common stock for 564,000 restricted shares of the Company’s common stock. As of March 31, 2004, VHA and UHC had earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

The Company has amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement (Fourth Amended Agreement), effective August 2003:

•	the Company and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by the Company’s connectivity solution. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	the payments Novation is required to make under the fee level provision are subject to quarterly maximums. During 2003, the Company generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million for the year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment is $15.25 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on revenue generated by Novation;

•	the Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI sponsored marketplaces only;

•	the Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	the Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

During the three months ended March 31, 2003 and 2004, the fees paid to the Company by Novation totaled $18.0 million and $15.3 million, respectively. The fees paid to the Company by Novation in each of the last seven quarters, including the quarter ended March 31, 2004, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume the Company is currently achieving, the Company expects that the fees it earns from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.

10. CONTINGENCIES

Litigation

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (IPO)), as well as the Company’s Chairman and Chief Executive Officer, Robert Zollars, and its former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of the Company’s common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in the Company’s IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and have not yet been decided. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Due to the inherent uncertainties of litigation however, the Company cannot accurately predict the ultimate outcome of the lawsuits.

FIN 45

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

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against them. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” “intend” or “continue,” or comparable terminology. These forward-looking statements include our expectations about our operating results and strategic relationships. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those presented below under the caption “Factors That May Affect Future Operating Results” and elsewhere in this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law, even if new information becomes available or other events occur in the future.

Company Background

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our Web-based supply chain management solutions are designed to enable efficient collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, which have led to major inefficiencies. These inefficiencies lead to slower, error-prone transactions and increased overhead and costs for suppliers and hospitals. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to increase efficiencies in their supply chain to improve their overall margins. Our Web-based solutions make it easier for the participants in the healthcare supply chain, principally hospitals, suppliers and group purchasing organizations, or GPOs, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Using our solutions, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

Strategic Relationships

In 2000, we entered into a 10-year strategic outsourcing and operating agreement, or Outsourcing Agreement, with VHA Inc., University HealthSystem Consortium, or UHC, Novation, LLC and Healthcare Purchasing Partners International, LLC, or HPPI. Under the Outsourcing Agreement, we agreed to provide specific functionality to Marketplace@Novation, Novation’s e-commerce marketplace. Novation agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, we issued 4.6 million and 1.1 million shares of our common stock to VHA and UHC, respectively. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that sign up to use Marketplace@Novation. In October 2000, we exchanged VHA’s warrant for 3.1 million restricted shares of our common stock and, in January 2001, we exchanged the unexercised portion of UHC’s performance warrant, to purchase 564,000 shares of our common stock for 564,000 restricted shares of our common stock. As of March 31, 2004, VHA and UHC had earned all of the restricted shares that were subject to forfeiture. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

We have amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement, or Fourth Amended Agreement, effective August 2003:

•	we and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by our connectivity solution. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	the payments Novation is required to make under the fee level provision are subject to quarterly maximums. During 2003, we generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million for the year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment is $15.25

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

During the three months ended March 31, 2003 and 2004, the fees paid to us by Novation totaled $18.0 million and $15.3 million, respectively. The fees paid to us by Novation in each of the last seven quarters, including the quarter ended March 31, 2004, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume we are currently achieving, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees. As a result, we expect to receive $61.0 million in fees from Novation in 2004.

Other Matters

Since inception, we have incurred significant losses and, as of March 31, 2004, had an accumulated deficit of $705.9 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for Web-based supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Results of Operations

Overview

In the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, our total revenue increased 13%, from $2.6 million to $2.9 million. Over the same period, our net loss decreased 23%, from $17.1 million to $13.2 million.

Under the terms of the Fourth Amended Agreement, there is a scheduled decrease in the quarterly maximum payments we receive from Novation, which totaled $69.2 million in 2003 and which total $61.0 million in 2004. As a result of this decrease, and because we achieved the quarterly maximum payments from Novation in the three months ended March 31, 2003 and 2004, our gross related party revenue, prior to the offset by amortization of partnership costs under the application of EITF No. 01-9, decreased from $17.5 million in the three months ended March 31, 2003 to $15.5 million in the three months ended March 31, 2004. However, as a result of the application of EITF No. 01-9, under which we offset gross related party revenue by amortization of partnership costs, we eliminated 97% and 100% of gross related party revenue in the three months ended March 31, 2003 and 2004, respectively (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). In the three months ended March 31, 2003 and 2004, a single customer represented 14% and 10%, respectively, of our total revenue. Because of the impact of EITF No. 01-9 on our gross related party revenue, our revenue growth has been primarily a result of increases in non-related party revenue. For the three months ended March 31, 2003 as compared to the three months ended March 31, 2004, this growth in non-related party revenue was primarily due to increases in revenue from solutions we sell to suppliers and from sales of Neoforma Data Management Solution™, or Neoforma DMS, to hospitals.

In 2004 as compared to 2003, we expect our total revenue to continue to grow as a result of increases in non-related party revenue from sales of our solutions to hospital, GPO and supplier customers. In addition, we expect that the fees we generate in connection with the Fourth Amended Agreement in 2004 will be fully offset by amortization of partnership costs, resulting in zero net related party revenue during the year. Based on the levels of marketplace volume we are currently achieving, we expect the fees we earn from Novation will continue to be limited to the quarterly maximums. As a result, and based on the decline in the quarterly maximums, we expect lower gross related party revenue in 2004 as compared to 2003. There are no further decreases scheduled, as beginning in fiscal 2004, the maximum payment is flat through the expiration of the initial term of the Fourth Amended Agreement in March 2010.

In the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, our total operating expenses decreased 16%, from $19.4 million to $16.2 million. The decrease in total expenses over this period was primarily a result of a $2.5 million decrease in depreciation and amortization of property and equipment and the capitalization of $1.8 million of internal use software development costs, which were partially offset by a $1.5 million increase in amortization of partnership costs. In addition to the impact of these changes, we experienced increases in certain operating expense categories, including cost of services and product development, and decreases in others, including selling and marketing.

In 2004, we expect total operating expenses to decrease slightly as compared to 2003. We expect this decrease will be driven primarily by decreases in depreciation and product development expenses, which we expect will be offset only partially by increases in amortization of partnership costs classified as an operating expense and amortization of deferred compensation. The expected reduction in depreciation is the result of certain large software licenses acquired in 2000 that were fully depreciated as of December 31, 2003. The expected decrease in product development expenses is primarily due to the anticipated increase in capitalization of internal use software development costs. The increase in amortization of partnership costs classified as an operating expense is the result of the anticipated decrease in gross related party revenue, which will result in a decrease in the amount of the offset against gross related party revenue. The expected increase in amortization of deferred compensation is the result of company-wide grants of restricted stock issued in February 2004 and the resulting $6.6 million in deferred compensation recorded on the accompanying condensed consolidated balance sheet during the three months ended March 31, 2004. Of the remaining total deferred compensation of $6.3 million at March 31, 2004, we expect $3.8 million to be amortized during the remainder of fiscal 2004.

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$539	$—	(100.0)%
Non-related party revenue	2,063	2,928	41.9%

Total revenue	2,602	2,928	12.5%
Operating Expenses:
Cost of services	1,378	2,061	49.6%
Operations	5,142	2,998	(41.7)%
Product development	4,743	3,638	(23.3)%
Selling and marketing	4,977	3,656	(26.5)%
General and administrative	2,967	2,238	(24.6)%
Amortization of intangibles	147	147	—
Amortization of partnership costs	—	1,472	100.0%

Total operating expenses	19,354	16,210	(16.2)%

Loss from operations	(16,752)	(13,282)	(20.7)%
Other income (expense):
Interest income	51	69	35.3%
Interest expense	(274)	(1)	(99.6)%
Other income (expense)	(76)	—	(100.0)%

Net loss	$(17,051)	$(13,214)	(22.5)%

Net loss per share:
Basic and diluted	$(0.97)	$(0.69)	(28.9)%

Weighted average shares—basic and diluted	17,540	19,069	8.7%

For the Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2004

Revenue

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Related party revenue, net	$539	$—	(100.0)%
Non-related party revenue	2,063	2,928	41.9%

Total	$2,602	$2,928	12.5%

Effective with our fourth quarter and full year 2003 financial results, we reclassified our revenue presentation on our Condensed Consolidated Statements of Operations to reflect revenue in two categories: related party revenue, net and non-related party revenue. In the three months ended March 31, 2003 and 2004, one single customer represented 14% and 10%, respectively, of our revenue.

Related Party Revenue. Gross related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of gross related party revenue or amortization of partnership costs in any given period. This offset of gross amortization of partnership costs against gross related party revenue results in net related party revenue. For the three months ended March 31, 2003, gross related party revenue from Novation and VHA and UHC member hospitals of $17.5 million exceeded the gross amortization of partnership costs of $17.0 million, resulting in $539,000 of net related party revenue. For the three months ended March 31, 2004, gross related party revenue of $15.5 million was less than the gross amortization of partnership costs of $17.0 million. As a result, there was no net related party revenue for the three months ended March 31, 2004. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation total $61.0 million per year. As we expect gross amortization of partnership costs to be in excess of $61.0 million in 2004, we expect net related party revenue to be $0 in 2004. Net related party revenue by customer category was as follows:

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Related party revenue, net:
Provider and GPO revenue	$539	$—	(100.0)%
Supplier revenue	—	—	—
Other revenue	—	—	—

Total	$539	$—	(100.0)%

Non-Related Party Revenue. Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement, as well as periods governed by previous versions of the agreement. The increase in non-related party revenue for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was due to an increase in revenue generated from suppliers, which was offset by a slight decrease in revenue generated from providers and GPOs. Non-related party revenue by customer category was as follows:

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Non-related party revenue:
Provider and GPO revenue	$452	$429	(5.1)%
Supplier revenue	1,312	2,200	67.7%
Other revenue	299	299	—

Total	$2,063	$2,928	41.9%

The increase of $888,000 in non-related party revenue from suppliers was a result of increases in revenue related to suppliers’ participation in Marketplace@Novation, including our connectivity services provided as part of Neoforma Order Management Solution ™, or Neoforma OMS, and our market intelligence offerings for medical-surgical and pharmaceutical suppliers, part of Neoforma DMS. These increases were a result of suppliers’ greater acceptance of Neoforma OMS and Neoforma DMS, and were partially offset by a decrease in non-related party revenue related to Neoforma Materials Management Solution ™, or Neoforma MMS, for suppliers. Neoforma MMS revenue from suppliers declined as a result of a large license sale to a single supplier that occurred in the three months ended March 31, 2003.

Non-related party revenue from providers and GPOs decreased to $429,000 for the three months ended March 31, 2004 from $452,000 for the three months ended March 31, 2003. The decrease of $23,000 in non-related party revenue from providers and GPOs was due to a decrease in revenue related to Neoforma MMS for hospitals as a result of a large license sale that occurred in the three months ended March 31, 2003. This decrease was partially offset by increases in non-related party revenue related to our data cleansing services and connectivity services, part of Neoforma DMS and Neoforma OMS, respectively, for providers and GPOs.

Operating Expenses

Cost of Services

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Cost of Services	$1,378	$2,061	49.6%

Cost of services consists primarily of the costs to perform hospital and supplier implementation activities, personnel and other related costs associated with delivering Neoforma DMS and direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors and consultants and companies to which we outsource services. The increase in cost of services from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily due to an increase in payroll and related expenses of $466,000 due to an increase in headcount in the cost of services group from 28 as of March 31, 2003 to 35 as of March, 31, 2004 and a $383,000 increase in expenses, including depreciation and other costs, allocated to cost of services.

Operations

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Operations	$5,142	$2,998	(41.7)%

Operations expenses consist primarily of expenditures for the operation and maintenance of our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. The decrease in operations expenses from the three months ended March 31, 2003 as compared to the three months ended March 31, 2004 was primarily due to a $2.3 million decrease in depreciation expense as a result of certain large software licenses acquired in 2000 that were fully depreciated as of December 31, 2003.

Product Development

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Product Development	$4,743	$3,638	(23.3)%

Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the maintenance, development and enhancement of our solutions. The decrease in product development expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily due to the capitalization of software development costs of $1.8 million related to certain development projects that commenced in the first quarter of 2004. Prior to 2004, neither the qualifying internal costs incurred to develop software for use in operations, nor the useful lives of the software developed, was material and, accordingly, such costs were expensed as incurred. We anticipate that product development expenses in 2004 will continue to be lower than in 2003 as we continue to capitalize software development costs related to certain development projects. The decrease in product development expenses related to the capitalized software development costs was partially offset by a $710,000 increase in payroll and related expenses due to an increase in headcount in the product development group from 61 as of March 31, 2003 to 75 as of March 31, 2004.

Selling and Marketing

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Selling and Marketing	$4,977	$3,656	(26.5)%

Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. The decrease in selling and marketing expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 related primarily to a decrease in payroll and related expenses of $715,000 due to a decrease in headcount in the selling and marketing groups from 66 as of March 31, 2003 to 51 as of March 31, 2004. Additionally, significant sales and marketing efforts in 2003, which included updating our corporate image and promoting our solutions in early 2003, resulted in a $367,000 increase in travel and entertainment and other advertising costs compared to the three months ended March 31, 2004.

General and Administrative

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
General and Administrative	$2,967	$2,238	(24.6)%

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due primarily to a $460,000 reduction in payroll and related expenses and a $205,000 reduction in amortization of deferred compensation related to general and administrative personnel.

Amortization of Partnership Costs

	Three Months Ended March 31,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands)
Gross Amortization of Partnership Costs	$17,003	$16,950	0.3%
Amortization of Partnership Costs Offset Against Gross Related Party Revenue	(17,003)	(15,478)	(9.0)%

Amortization of Partnership Costs Classified as an Operating Expense	$—	$1,472	*

*	Not meaningful

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of March 31, 2004, capitalized partnership costs represented the capitalized valuation of common stock and earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement, as amended, with those entities and with Novation. The value of the initial common stock issued is being amortized over a five-year estimated useful life. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned. As of March 31, 2004, VHA and UHC had earned all of the shares of restricted stock. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years.

The increase in amortization of partnership costs classified as an operating expense from the three months ended March 31, 2003 to the three months ended March 31, 2004 was largely the result of the scheduled decrease in fees received from Novation as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of gross related party revenue or amortization of partnership costs in any given period.

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in our Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows.

We expect the total gross amortization of partnership costs, excluding the impact of EITF No. 01-9, to decrease slightly in 2004 as compared to 2003. However, net of the offset of gross related party revenue required under EITF No. 01-9, we expect that amortization of partnership costs classified as an operating expense will increase in 2004 as compared to 2003. We expect this increase will be due to decreases in the level of gross related party revenue we will receive in 2004 as a result of the scheduled decrease in the maximum fees payable from Novation under the terms of the Fourth Amended Agreement from $69.2 million in 2003 to $61.0 million in 2004. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Gross Amortization of Deferred Compensation	$1,043	$490
Reversal of Amortization of Deferred Compensation as a Result of Employee Terminations	(329)	—

Amortization of Deferred Compensation	$714	$490

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the deemed fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, prior to our initial public offering, or IPO, we recorded deferred compensation of $65.2 million. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. During the three months ended March 31, 2003 and 2004, we recorded $21,000 and $0, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $503,000 and $0 during the three months ended March 31, 2003 and 2004, respectively. As of December 31, 2003, amortization of this deferred compensation was complete.

During 2001, 2002, 2003 and the three months ended March 31, 2004, in connection with the award of restricted stock to employees and officers, we recorded deferred compensation of $3.6 million, $249,000, $320,000 and $6.6 million, respectively, representing the fair value of the underlying common stock at the date of grants. The restrictions on the stock lapse on various dates through February 2006 and are subject to the continuous employment of the employees and officers with us through those dates. This amount is presented as a reduction of stockholders’ equity and will be amortized over the period from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition. During the three months ended March 31, 2003 and 2004, we recorded $144,000 and $48,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. We recorded amortization of deferred compensation related to these shares of $211,000 and $490,000 during the three months ended March 31, 2003 and 2004, respectively.

The remaining total deferred compensation of $6.3 million at March 31, 2004 is expected to be amortized as follows: $3.8 million during the remainder of fiscal 2004, $2.2 million during fiscal 2005 and $273,000 during fiscal 2006. The amortization expense relates to restricted stock awarded to employees and officers in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Condensed Consolidated Statements of Operations. We expect we will continue to use restricted stock grants as a means of compensation for employees in 2004 as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in 2004 related to those grants.

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

Liquidity and Capital Resources

In April 2001, we entered into a revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002, December 2002 and December 2003, we are able to borrow funds until December 31, 2004, up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. During 2003, we repaid all amounts outstanding under the line of credit, including accrued interest, and amended the line of credit to reduce its capacity from the original $25.0 million to $15.0 million. As of March 31, 2004, there was no balance outstanding and there was $15.0 million of remaining capacity available to us under the line of credit.

As of March 31, 2004, we had no outstanding bank, other borrowings or notes payable, and we had $17.4 million of cash, cash equivalents and short-term investments, as well as $1.0 million of restricted cash.

As discussed in Note 3 to the Notes to Condensed Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain amortization costs associated with capitalized equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement, as amended, as an offset against gross related party revenue from VHA, UHC and Novation. This treatment results in the offset of non-cash amortization of partnership costs against gross related party revenue up to the lesser of gross related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities on the Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $18.9 million and $12.2 million, for the three months ended March 31, 2003 and 2004, respectively, and primarily related to cash utilized to fund net losses and changes in our working capital, including the payment of annual cash bonuses to employees, which resulted in decreases to other accrued liabilities and accrued payroll in each period.

Net cash used in investing activities was $185,000 and $2.0 million for the three months ended March 31, 2003 and 2004, respectively. Net cash used in investing activities for the three months ended March 31, 2003 primarily related to the purchase of capital equipment to operate our solutions, which was partially offset by net sales of marketable investments. Net cash used in investing activities for the three months ended March 31, 2004 primarily related to capitalized software development costs and the purchase of capital equipment to operate our solutions, which were partially offset by net sales of marketable investments.

Net cash provided by financing activities was $18.3 million and $16.1 million for the three months ended March 31, 2003 and 2004, respectively. Net cash provided by financing activities for the three months ended March 31, 2003 and 2004 primarily related to fees received from Novation under the fee level provisions of the Outsourcing Agreement, as amended.

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

Our main source of business is derived from the solutions we provide through Marketplace@Novation, and we rely on our relationship with Novation, VHA and UHC to drive participation in Marketplace@Novation. As a result, our business may be seriously harmed if these relationships are materially altered or terminated

Our main source of business is derived from the solutions we provide through Marketplace@Novation. We have relied, and expect to continue to rely, significantly on our relationship with Novation, VHA and UHC to bring hospitals and suppliers to Marketplace@Novation. We rely on Novation to assist us in attracting suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, the value of Marketplace@Novation to hospitals will be substantially decreased and our business will suffer. We rely significantly on VHA and UHC to assist us in recruiting and retaining hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

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

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $13.2 million for the three months ended March 31, 2004. In addition, as of March 31, 2004, we had an accumulated deficit of $705.9 million. We have not achieved profitability and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We cannot assure you that we will ever be profitable.

If our hospital and supplier customers and third party vendors refuse to provide us with consent to use their transaction data and product data, severely restrict our use of their data, decide to not participate in Marketplace@Novation or decline to use our solutions because of concerns about the potential release of such data to Novation, our business strategy may not succeed

We expect to derive a portion of our future revenue from information services that require the use of data from our hospital and supplier customers and other third parties. To execute on our data services strategy, we must be able to secure the consent of our customers and these third parties to various uses of their data. To secure such consent, we must be able to assure these customers that we will at all times protect the confidentiality of their data and use the data in the manner to which we agreed. If we are unable to provide such assurance, or if we fail or are perceived by our customers to have failed to meet the levels of assurance that we provided, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions to which we have agreed concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so would potentially subject us to liability for contractual damages and seriously impair our data services strategy. If potential customers are concerned about Novation viewing their transaction data, they may decide to forgo use of our solutions, and this could seriously impair our ability to generate revenue in the future.

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

To realize the benefits of our agreement with Novation, we are required to integrate the systems of the hospitals purchasing through Novation’s program. If the future costs required to integrate these systems are substantially higher than we anticipated, based on our past experience, we believe we may not realize the full benefits of these agreements.

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

The connectivity agreement that we have with Global Healthcare Exchange, LLC, or GHX, expires in August 2004, and unless this agreement is extended, we may have difficulty ensuring proper connectivity with certain of our supplier customers or we may have to expend resources re-connecting certain suppliers to Marketplace@Novation

We signed a three-year connectivity agreement, as well as a three-year license agreement, with GHX in 2001. This agreement will expire in August 2004 unless both we and GHX elect to extend it. Some of our supplier customers use GHX to connect to our hospital customers, and without an agreement with GHX, we may have to re-establish connectivity with those suppliers, which would cause us to expend resources which may reduce our ability to provide timely service to other customers and temporarily reduce our ability to collect transaction data.

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, owned 8.6 million and 2.1 million shares of our common stock, respectively, as of March 31, 2004. As of March 31, 2004, VHA and UHC owned 43.2% and 10.7%, respectively, of our outstanding shares of common stock. These relationships may deter other potential customers, particularly those that compete directly with Novation, VHA or UHC, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue in order to grow our revenue

We generate the substantial majority of our business from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. In the first quarter of 2004, our fees were limited by these quarterly maximums. We expect that our fees will be limited by these maximums in 2004 and our fees may continue to be limited by these maximums in future periods. Consequently, we must generate increased non-related party revenue in order to grow our revenue. In mid-2005, we expect that the significant majority of the capitalized partnership costs will be fully amortized and, as a result, our total revenue will increase substantially beginning in the quarter that our gross related party revenue is initially no longer offset by amortization of capitalized partnership costs. However, we still believe that we must generate non-related party revenue growth in order to show improved operational results.

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

We expect that a significant portion of the products and services used by hospitals that are sold through Marketplace@Novation will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant negative impact on the value of Marketplace@Novation and, consequently, our business

We expect that a significant portion of the products to be sold through and data and fees to be generated from Marketplace@Novation will come as a result of the participation of a limited number of key manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the fees we generate through Marketplace@Novation could be significantly reduced, the value of Marketplace@Novation to our hospital customers would be reduced and our ability to generate revenue-producing data for our customers would also be reduced.

We face significant competition, and if we are unable to compete effectively, we may be unable to maintain or expand the number of our customers and our financial position may be adversely affected

The market for supply chain management solutions in the healthcare industry is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management and materials management, we have a diverse set of competitors that compete with portions of our overall offering. To best serve our customers, we sometimes collaborate with our competitors in one segment of the market while competing with them in others. We believe that as our capabilities grow, we will continue to find areas of opportunity for both collaboration and competition with other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, supplier and GPO customers is important to our success.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of March 31, 2004, we had $17.3 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and no outstanding borrowings or notes payable.

We may need to raise additional funds within the next 12 months, notwithstanding the fact that our VHA line of credit remains in place, if for example, we experience larger than anticipated operating losses or if we pursue acquisitions that contain a cash component. We may try to obtain additional financing by issuing shares of our common stock or convertible debt, either of which could dilute our existing stockholders and may cause our stock price to decline. In addition, if an event of default were to occur under the VHA credit agreement, VHA could terminate the credit agreement. If this were to occur, we may need to obtain an alternate source of funding, such as another credit line or an equity or debt financing.

We believe that it would be difficult to obtain additional financing on favorable terms, if at all. If we were unable to obtain alternate funding under these circumstances, our business would be seriously harmed.

We may make acquisitions that could harm our operating results, put a strain on our resources or cause dilution to our stockholders

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

Our operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	the fees we collect from suppliers;

•	changes in the fees we charge users of our solutions;

•	the number and timing of new suppliers that sign up to use our solutions and our ability to implement and train them;

•	the timing of and expenses incurred in enhancing our solutions;

•	the timing and size of any future acquisitions;

•	the timing and size of Neoforma DMS deals;

•	the amount of related party revenue we offset by amortization of partnership costs; and

•	the extent of software development efforts qualifying for capitalization.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage any future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have, in the past, grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997, to 254 as of March 31, 2004, although the number of employees has not grown consistently. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

We may be subject to intellectual property claims, and if we were to subsequently lose our intellectual property rights, we could be unable to operate our current business

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Any claims regarding our intellectual property, with or without merit, could be time consuming and costly to defend, divert management attention and resources or require us to pay significant damages. License agreements may not be available on commercially reasonable terms, if at all. In addition, there has been a large number of patent applications related to the use of the Internet to perform business processes. Enforcement of intellectual property rights in the Internet sector will become a greater source of risk as the number of business process patents increases. The loss of access to any key intellectual property right, including use of the Neoforma brand name, could result in our inability to operate our current business.

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

Because VHA and UHC collectively beneficially own a majority of our stock, they have substantial control over all matters requiring stockholder approval and significant sales of stock held by them could have a negative effect on our stock price

As of March 31, 2004, VHA and UHC beneficially owned 43.2% and 10.7%, respectively, of our outstanding common stock. As a result of their ownership positions, VHA and UHC individually are able to significantly influence, and collectively are able to control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of VHA and UHC or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2004	2005	2006	2007	2008
Cash equivalents and short-term investments:
Fixed rate short-term investments	$2,105	—	—	—	—
Cash equivalents	$5,376	—	—	—	—
Average interest rate	1.10%	—	—	—	—

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in Internal Controls Over Financial Reporting

During the most recent fiscal quarter, there did not occur any change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	General Management Agreement: Data Management Solution Services dated as of February 25, 2004 between University HealthSystem Consortium and Neoforma, Inc.*

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested for portions of this exhibit

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	NEOFORMA, INC.
	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits

10.1	General Management Agreement: Data Management Solution Services dated as of February 25, 2004 between University HealthSystem Consortium and Neoforma, Inc.*

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested for portions of this agreement.