Form 10-Q
period 2004-06-30
NEOFORMA INC
filed 2004-08-05
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

The number of shares of the Registrant’s common stock outstanding on August 2, 2004 was 20,073,295.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2003*	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$13,481	$20,375
Short-term investments	3,138	2,138
Accounts receivable, net of reserves of $235 and $322 as of December 31, 2003 and June 30, 2004, respectively	3,776	3,533
Related party accounts receivable	456	—
Prepaid expenses and other current assets	2,775	2,583

Total current assets	23,626	28,629
Property and equipment, net	7,432	9,890
Intangibles, net	2,022	1,728
Goodwill	1,652	1,652
Capitalized partnership costs, net	106,003	75,070
Non-marketable investments	83	83
Restricted cash	1,020	1,020
Other assets	1,376	885

Total assets	$143,214	$118,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,727	$1,533
Accrued payroll	4,199	3,848
Other accrued liabilities	3,183	2,734
Deferred revenue	2,651	1,922

Total current liabilities	12,760	10,037
Deferred rent	657	621
Deferred revenue, less current portion	554	468

Total liabilities	13,971	11,126

Stockholders’ equity:
Preferred stock, $0.001 par value per share:
Authorized—5,000 shares, no shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	—	—
Common stock, $0.001 par value per share:
Authorized—300,000 shares at December 31, 2003 and June 30, 2004, respectively
Issued and outstanding: 18,943 and 19,915 shares at December 31, 2003 and June 30, 2004, respectively	19	20
Additional paid-in capital	827,570	837,288
Notes receivable from stockholders	(5,422)	(203)
Deferred compensation	(218)	(4,940)
Unrealized gain on available for sale securities	1	1
Accumulated deficit	(692,707)	(724,335)

Total stockholders’ equity	129,243	107,831

Total liabilities and stockholders’ equity	$143,214	$118,957

*	Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Related party revenue, net (see Note 3)	$—	$—	$539	$—
Non-related party revenue	2,519	3,340	4,582	6,268

Total revenue	2,519	3,340	5,121	6,268
Operating expenses:
Cost of services	1,481	2,682	2,859	4,743
Operations	4,799	2,811	9,941	5,809
Product development	4,183	4,403	8,926	8,041
Selling and marketing	4,633	3,513	9,610	7,169
General and administrative	3,130	2,468	6,097	4,706
Amortization of intangibles	147	147	294	294
Amortization of partnership costs (see Note 3)	833	1,669	833	3,141
Write-off of stockholder notes receivable	—	4,115	—	4,115

Total operating expenses	19,206	21,808	38,560	38,018

Loss from operations	(16,687)	(18,468)	(33,439)	(31,750)
Other income/(expense):
Interest income	80	55	131	124
Interest expense	(300)	(2)	(574)	(3)
Other income/(expense)	(41)	1	(117)	1

Net loss	$(16,948)	$(18,414)	$(33,999)	$(31,628)

Net loss per share:
Basic and diluted	$(0.94)	$(0.95)	$(1.91)	$(1.65)

Weighted average shares—basic and diluted	17,985	19,357	17,763	19,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(33,999)	$(31,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees	10	—
Provision for doubtful accounts	141	110
Accrued interest receivable on notes receivable from stockholders	(32)	(11)
Depreciation and amortization of property and equipment	7,061	2,483
Amortization of intangibles	294	294
Amortization of partnership costs classified as an operating expense (see Note 3)	833	3,141
Amortization of deferred compensation	1,717	1,666
Write-off of stockholder notes receivable	—	4,115
Change in assets and liabilities:
Accounts receivable	(1,698)	589
Prepaid expenses and other current assets	378	192
Other assets	357	491
Accounts payable	(1,734)	(1,194)
Other accrued liabilities and accrued payroll	(4,159)	(797)
Deferred revenue	1,039	(815)
Deferred rent	21	(36)
Accrued interest on related party notes payable	(2,271)	—

Net cash used in operating activities	(32,042)	(21,400)

Cash flows from investing activities:
Purchases of marketable investments	(2,082)	(2,890)
Proceeds from the sale or maturity of marketable investments	2,005	3,890
Capitalization of software development costs	—	(3,236)
Purchases of property and equipment	(3,679)	(1,652)

Net cash used in investing activities	(3,756)	(3,888)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	34,531	30,937
Repayments of notes payable	(3,399)	—
Cash received related to options exercised	380	622
Proceeds from the issuance of common stock under the employee stock purchase plan	506	526
Common stock repurchased, net of notes receivable issued to common stockholders	(2)	(177)
Collections of notes receivable from stockholders	1,042	274

Net cash provided by financing activities	33,058	32,182

Net increase (decrease) in cash and cash equivalents	(2,740)	6,894
Cash and cash equivalents, beginning of period	23,277	13,481

Cash and cash equivalents, end of period	$20,537	$20,375

Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted stock to related parties	$5,314	$3,145

Reduction of deferred compensation resulting from employee terminations	$226	$187

Issuance of restricted stock to employees and officers	$320	$6,649

Issuance of common stock in connection with the acquisition of Revelocity Corporation	$1,071	$—

Reduction of amortization of deferred compensation due to capitalization of software development costs	$—	$53

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

Since inception, the Company has incurred significant losses and, as of June 30, 2004, had an accumulated deficit of $724.3 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than it expects. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2004.

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

On July 26, 2000, the Company issued equity consideration to VHA Inc. and University HealthSystem Consortium (UHC) in connection with the Company’s outsourcing and operating agreement, as amended from time to time (the Outsourcing Agreement), entered into with Novation, LLC, VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI) on May 24, 2000 (see Note 9). The Company capitalized this consideration when measurement dates occurred. The final measurement date occurred during the quarter ended March 31, 2004. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which was capitalized as earned, is being amortized over the term of the arrangements that resulted in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against gross related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against gross related party revenue up to the lesser of gross related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense. The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Gross related party revenue	$17,528	$15,459	$35,070	$30,937
Offset of amortization of partnership costs	(17,528)	(15,459)	(34,531)	(30,937)

Total related party revenue, net	$—	$—	$539	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$18,361	$17,128	$35,364	$34,078
Offset to gross related party revenue	(17,528)	(15,459)	(34,531)	(30,937)

Total amortization of partnership costs reported as an operating expense	$833	$1,669	$833	$3,141

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the condensed consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement as if they were payments made for the equity consideration provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in the Company’s condensed consolidated statements of cash flows.

Revenue by Customer Category

The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from GPOs, including from Novation under the Outsourcing Agreement. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than healthcare providers, GPOs and suppliers, including the software license revenue generated by the Company’s August 2001 agreement with Global Healthcare Exchange, LLC (GHX), as well as revenue generated under various agreements whereby the Company is entitled to a share of revenue generated by those entities. Revenue by customer category was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Provider and GPO revenue	$187	$732	$1,178	$1,161
Supplier revenue	2,026	2,324	3,338	4,524
Other revenue	306	284	605	583

Total	$2,519	$3,340	$5,121	$6,268

Percentage of Total Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Provider and GPO revenue	7.4%	21.9%	23.0%	18.5%
Supplier revenue	80.4	69.6	65.2	72.2
Other revenue	12.2	8.5	11.8	9.3

Total	100.0%	100.0%	100.0%	100.0%

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive due to the Company’s net losses in each of these periods. The total number of weighted average common stock equivalents, such as options, warrants and unvested restricted stock, that are excluded from the diluted loss per share calculation was 1.3 million, 1.0 million, 1.4 million and 916,000 shares for the three months ended June 30, 2003 and 2004, and the six months ended June 30, 2003 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(16,948)	$(18,414)	$(33,999)	$(31,628)

Basic and diluted:
Weighted average shares of common stock outstanding	18,195	19,974	17,941	19,668
Less: Weighted average shares of unvested restricted common stock grants	(187)	(617)	(141)	(455)
Less: Weighted average shares of common stock subject to repurchase	(23)	—	(37)	—

Weighted average shares used in computing basic and diluted net loss per share	17,985	19,357	17,763	19,213

Basic and diluted net loss per share	$(0.94)	$(0.95)	$(1.91)	$(1.65)

5. STOCK-BASED COMPENSATION

At June 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Risk-free interest rate range	1.0%-4.5%	1.6%-3.8%	1.0%-4.7%	1.0%-3.8%
Expected lives (in years)—options	5.0	5.0	5.0	5.0
Expected lives (in years)—ESPP	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Volatility	90%	90%	90%	90%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss as reported	$(16,948)	$(18,414)	$(33,999)	$(31,628)
Add: Stock-based compensation expense included in reported net loss	1,003	1,199	1,717	1,666
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,358)	(3,442)	(6,320)	(6,229)

Net loss, pro forma	$(19,303)	$(20,657)	$(38,602)	$(36,191)

Net loss per share, as reported	$(0.94)	$(0.95)	$(1.91)	$(1.65)

Net loss per share, pro forma	$(1.07)	$(1.07)	$(2.17)	$(1.88)

Restricted Stock

During the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, in connection with the award of restricted stock to employees and officers, the Company recorded deferred compensation of $0, $61,000, $320,000 and $6.6 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through May 2006 and are subject to the continuous employment of the employees and officers with the Company through those dates. These amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition. During the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, the Company recorded $0, $140,000, $144,000 and $187,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. The Company recorded gross amortization of deferred compensation related to these shares of $503,000, $1.3 million, $1.0 million and $1.7 million during the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, respectively.

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

Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs, incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll related costs. During the three and six months ended June 30, 2004, capitalized software development costs related to new functionality for the Company’s solutions offered to its customers.

As of December 31, 2003 and June 30, 2004, property and equipment consisted of the following (in thousands):

	December 31, 2003	June 30, 2004
Computer and equipment	$14,791	$14,412
Software	21,361	21,723
Capitalized software development costs	—	3,289
Furniture and fixtures	1,673	1,673
Leasehold improvements	2,393	2,396

	40,218	43,493
Accumulated depreciation and amortization	(32,786)	(33,603)

Property and equipment, net	$7,432	$9,890

7. WRITE-OFF OF STOCKHOLDER NOTES RECEIVABLE

During the three months ended June 30, 2004, the Company wrote off two notes receivable from stockholders, with an aggregate carrying value of $5.0 million, consisting of one note from a former executive officer of the Company and another from a former employee. These notes were issued in connection with the early exercise of employee stock option grants in fiscal 1999 and were collateralized by, among other things, the shares issued upon exercise of the options. Once the notes became due, the Company actively pursued collection using all reasonable efforts to collect the outstanding balances. Upon exhausting all such efforts in June 2004, the Company determined that these two notes were no longer collectible and, as such, the Company reclaimed all shares of common stock collateralizing the notes, totaling 71,250 shares, and wrote off the remaining balances. The fair value of the common stock on the date it was reclaimed by the Company and the resulting net write-off amount were as follows:

Carrying value of notes receivable, including accrued interest	$4,955
Less: Fair market value of reclaimed common stock of the Company	(840)

Write-off of stockholder notes receivable	$4,115

As of June 30, 2004, the Company had $203,000 of remaining notes receivable from stockholders outstanding. The remaining notes outstanding consist of several notes due in January 2005 from current and former employees of the Company. The Company intends to vigorously pursue collection on these stockholder notes receivable when and as they become due.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The statement also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-06 is effective for fiscal periods beginning after June 30, 2004. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

9. RELATED PARTY TRANSACTIONS

In 2000, the Company entered into a 10-year strategic Outsourcing Agreement with VHA, UHC, Novation and HPPI. Under the Outsourcing Agreement, the Company agreed to provide specific functionality to Marketplace@Novation®, Novation’s e-commerce marketplace. Novation agreed to act as the Company’s exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, the Company issued 4.6 million and 1.1 million shares of its common stock to VHA and UHC, respectively. The Company also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of the Company’s common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. In October 2000, the Company exchanged VHA’s warrant for 3.1 million restricted shares of the Company’s common stock and, in January 2001, the Company exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of the Company’s common stock for 564,000 restricted shares of the Company’s common stock. VHA and UHC have earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

The Company has amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement (Fourth Amended Agreement), effective August 2003:

•	the Company and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by the Company’s connectivity solution. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	the payments Novation is required to make under the fee level provision are subject to quarterly maximums. During 2003, the Company generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million for the year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.25 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on revenue generated by Novation;

•	the Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI sponsored marketplaces only;

•	the Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	the Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

During the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, the fees paid to the Company by Novation totaled $18.0 million, $15.3 million, $36.0 million and $30.5 million, respectively. The fees paid to the Company by Novation in each of the last eight quarters, including the quarter ended June 30, 2004, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume the Company is currently achieving, the Company expects that the fees it earns from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.

10. CONTINGENCIES

Litigation

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (IPO)), as well as the Company’s Chairman and Chief Executive Officer, Robert Zollars, and its former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of the Company’s common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in the Company’s IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and in February 2003, the Court denied the Company’s motion to dismiss. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The Company is unable to determine whether or when the settlement will be approved or finalized. Due to the inherent uncertainties of litigation however, the Company cannot accurately predict the ultimate outcome of the lawsuits.

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

It is not possible to determine the Company’s maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made any payments under these agreements.

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

In July 2000, in connection with the Outsourcing Agreement, we issued 4.6 million and 1.1 million shares of our common stock to VHA and UHC, respectively. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. In October 2000, we exchanged VHA’s warrant for 3.1 million restricted shares of our common stock and, in January 2001, we exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of our common stock for 564,000 restricted shares of our common stock. VHA and UHC have earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

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

year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.25 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on revenue generated by Novation;

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

During the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, the fees paid to us by Novation totaled $18.0 million, $15.3 million, $36.0 million and $30.5 million, respectively. The fees paid to us by Novation in each of the last eight quarters, including the quarter ended June 30, 2004, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume we are currently achieving, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees. As a result, we expect to receive $61.0 million in fees from Novation in 2004.

Other Matters

Since inception, we have incurred significant losses and, as of June 30, 2004, had an accumulated deficit of $724.3 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for Web-based supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Results of Operations

Overview

In the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, our total revenue increased 22%, from $5.1 million to $6.3 million. Over the same period, our net loss decreased 7%, from $34.0 million to $31.6 million.

Under the terms of the Fourth Amended Agreement, the quarterly maximum limits on the payments we receive from Novation decreased from an annual total of $69.2 million in 2003 to $61.0 million in 2004. As a result of this decrease, and because we achieved the quarterly maximum payments from Novation in both the first and second quarters of 2003 and 2004, our gross related party revenue, prior to the offset by amortization of partnership costs under the application of EITF No. 01-9, decreased from $35.1 million in the six months ended June 30, 2003 to $30.9 million in the six months ended June 30, 2004. However, as a result of the application of EITF No. 01-9, under which we offset gross related party revenue by amortization of partnership costs, we eliminated 98% and 100% of gross related party revenue in the six months ended June 30, 2003 and 2004, respectively (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). Based on the levels of marketplace volume we are currently achieving, we expect the fees we earn from Novation will continue to be limited to the quarterly maximums. As a result, and based on the decline in the quarterly maximums, we expect to generate lower gross related party revenue in 2004 as compared to 2003. There are no further decreases in the Novation payments scheduled, as beginning in fiscal 2004, the maximum payment became $15.3 million per quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010.

Because of the impact of EITF No. 01-9 on our gross related party revenue, our revenue growth has been primarily a result of increases in non-related party revenue. For the six months ended June 30, 2003 as compared to the six months ended June 30, 2004, this growth in non-related party revenue was primarily due to increases in revenue from solutions we sell to suppliers and from sales of Neoforma Data Management Solution™, or Neoforma DMS, to hospitals. In the six months ended June 30, 2003 and 2004, Global Healthcare Exchange, LLC, or GHX, represented 11% and 9%, respectively, of our total revenue. The revenue from GHX relates to a $3.5 million technology license sold to GHX in 2001, which we have been recognizing ratably over the three-year term of the related operating agreement. Since the inception of our agreement with GHX, ratable recognition of this technology license revenue has accounted for $282,000 of revenue on a quarterly basis. In August 2004, this license revenue will be fully recognized and, as such, our revenue related to this agreement will be lower in the second half of fiscal 2004 as compared to the first half, and we will recognize no revenue related to this agreement after August 2004. We expect this resulting reduction in revenue to be offset by growth in our other revenue streams in the second half of 2004.

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

In the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, our total operating expenses decreased 1.4%, from $38.6 million to $38.0 million. The decrease in total operating expenses over this period was primarily a result of a $4.6 million decrease in depreciation and amortization of property and equipment and the capitalization of $3.3 million of internal use software development costs, which were partially offset by a $4.1 million write-off of stockholder notes receivable and a $2.3 million increase in amortization of partnership costs. In addition to the impact of these changes, we experienced an increase in cost of services and decreases in our other operating expenses including operations, product development, selling and marketing and general and administrative expenses.

In 2004, although we are making and expect to continue to make investments to support our anticipated growth, we expect total operating expenses to be approximately equal to those incurred in 2003. We expect decreases in operations and selling and marketing expenses will be offset by the write-off of stockholder notes receivable and increases in amortization of partnership costs classified as an operating expense and amortization of deferred compensation, which is reflected within certain of our operating expense categories. The expected reduction in operations expense is the result of less depreciation related to certain large software licenses acquired in 2000 that were fully depreciated as of December 31, 2003. The expected decrease in selling and marketing expenses is primarily due to the decrease in headcount in 2004 as compared to 2003 in these groups. The increase in amortization of partnership costs classified as an operating expense is the result of the anticipated decrease in gross related party revenue as a result of the scheduled decrease in our payments from Novation, which will result in a decrease in the amount of the offset against gross related party revenue. The expected increase in amortization of deferred compensation is the result of company-wide grants of restricted stock issued in February 2004 and the resulting $6.6 million in deferred compensation recorded on the accompanying condensed consolidated balance sheet during the six months ended June 30, 2004. Of the remaining total deferred compensation of $4.9 million at June 30, 2004, we expect $2.4 million to be amortized during the remainder of fiscal 2004. In addition, although the variance in our total product development expenses from the three and six months ended June 30, 2004 as compared to the same periods in 2003 was nominal, there were significant fluctuations within this expense category in these periods. In future periods, we may have greater fluctuations in product development expense based on the amount and nature of our development work and the costs that require capitalization.

	Three Months Ended June 30,
	2003	2004	Percentage Change 2003 to 2004
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$—	—
Non-related party revenue	2,519	3,340	32.6%

Total revenue	2,519	3,340	32.6%
Operating expenses:
Cost of services	1,481	2,682	81.1%
Operations	4,799	2,811	(41.4)%
Product development	4,183	4,403	5.3%
Selling and marketing	4,633	3,513	(24.2)%
General and administrative	3,130	2,468	(21.2)%
Amortization of intangibles	147	147	—
Amortization of partnership costs	833	1,669	100.4%
Write-off of stockholder notes receivable	—	4,115	*

Total operating expenses	19,206	21,808	13.5%

Loss from operations	(16,687)	(18,468)	10.7%
Other income/(expense):
Interest income	80	55	(31.3)%
Interest expense	(300)	(2)	(99.3)%
Other income/(expense)	(41)	1	*

Net loss	$(16,948)	$(18,414)	8.6%

Net loss per share:
Basic and diluted	$(0.94)	$(0.95)	1.1%

Weighted average shares—basic and diluted	17,985	19,357	7.6%

	Six Months Ended June 30,
	2003	2004	Percentage Change 2003 to 2004
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$539	$—	(100.0)%
Non-related party revenue	4,582	6,268	36.8%

Total revenue	5,121	6,268	22.4%
Operating expenses:
Cost of services	2,859	4,743	65.9%
Operations	9,941	5,809	(41.6)%
Product development	8,926	8,041	(9.9)%
Selling and marketing	9,610	7,169	(25.4)%
General and administrative	6,097	4,706	(22.8)%
Amortization of intangibles	294	294	—
Amortization of partnership costs	833	3,141	277.1%
Write-off of stockholder notes receivable	—	4,115	*

Total operating expenses	38,560	38,018	(1.4)%

Loss from operations	(33,439)	(31,750)	(5.1)%
Other income/(expense):
Interest income	131	124	5.3%
Interest expense	(574)	(3)	(99.5)%
Other income/(expense)	(117)	1	*

Net loss	$(33,999)	$(31,628)	(7.0)%

Net loss per share:
Basic and diluted	$(1.91)	$(1.65)	(13.6)%

Weighted average shares—basic and diluted	17,763	19,213	8.2%

*	Not meaningful

Three and Six Months Ended June 30, 2003 as Compared to the Three and Six Months Ended June 30, 2004

Revenue

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Related party revenue, net	$—	$—	—	$539	$—	(100.0)%
Non-related party revenue	2,519	3,340	32.6%	4,582	6,268	36.8%

Total	$2,519	$3,340	32.6%	$5,121	$6,268	22.4%

Effective with our fourth quarter and full year 2003 financial results, we reclassified our revenue presentation on our Condensed Consolidated Statements of Operations to reflect revenue in two categories: related party revenue, net and non-related party revenue.

Related Party Revenue. Gross related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of gross related party revenue or gross amortization of partnership costs in any given period. This offset of gross amortization of partnership costs against gross related party revenue results in net related party revenue. For the three months ended June 30, 2003, gross related party revenue of $17.5 million was less than the gross amortization of partnership costs of $18.4 million. For the three months ended March 31, 2003, gross related party revenue of $17.5 million exceeded the gross amortization of partnership costs of $17.0 million, resulting in $539,000 of net related party revenue. As a result, net related party revenue for the six months ended June 30, 2003 was $539,000. For the three and six months ended June 30, 2004, gross related party revenue was $15.5 million and $30.9 million, respectively, which were both less than the gross amortization of partnership costs during the same periods of $17.1 million and $34.1 million, respectively. As a result, there was no net related party revenue for the three and six months ended June 30, 2004. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation total $61.0 million per year. As we expect gross amortization of partnership costs to be in excess of $61.0 million in 2004, we expect net related party revenue to be $0 in the remainder of 2004.

Non-Related Party Revenue. Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement or previous versions of the agreement. The increase in non-related party revenue for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 was primarily due to increases in revenue generated from providers and GPOs and suppliers. Non-related party revenue by customer category was as follows:

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Non-related party revenue:
Provider and GPO revenue	$187	$732	291.4%	$639	$1,161	82.0%
Supplier revenue	2,026	2,324	14.7%	3,338	4,524	35.5%
Other revenue	306	284	(7.2)%	605	583	(3.6)%

Total	$2,519	$3,340	32.6%	$4,582	$6,268	36.8%

The increase in non-related party revenue from providers and GPOs during the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to an increase in revenue related to our data cleansing services, which are part of Neoforma DMS for providers and GPOs. We expect our non-related party revenue from providers and GPOs to generally continue to increase in future periods.

The increase in non-related party revenue from suppliers during the three and six months ended June 30, 2004 as compared to the same periods in 2003 was a result of increases in revenue related to suppliers’ participation in Marketplace@Novation, including our connectivity services provided as part of Neoforma Order Management Solution™, or Neoforma OMS, and our market intelligence offerings for medical-surgical and pharmaceutical suppliers, part of Neoforma DMS. These increases were a result of suppliers’ greater acceptance of Neoforma OMS and Neoforma DMS, and were partially offset by a decrease in revenue related to Neoforma Materials Management Solution™, or Neoforma MMS, for suppliers. Neoforma MMS revenue from suppliers declined as a result of a large license sale to a single supplier that occurred in the six months ended June 30, 2003. During the three months ended June 30, 2004, a single Neoforma OMS customer accounted for 10.8% of our non-related party supplier revenue. We expect that revenue generated from this customer will decrease in future periods because the agreement previously in place with this customer terminated in May 2004 and a new agreement is being negotiated at a lower fee. Despite the expected decrease from this single customer relationship, we expect that our non-related party revenue from suppliers generally will continue to increase.

The decrease in other non-related party revenue primarily related to the expiration of one of our revenue sharing agreements that we had entered into in connection with the divestiture of one of our former lines of business. We expect other non-related party revenue to continue to decrease in the second half of 2004 largely as a result of the reduction in revenue from GHX. We have been recognizing this revenue ratably over the three-year term of the related operating agreement and, as such, this revenue will be fully recognized by August 2004. Since the inception of our agreement with GHX, ratable recognition of this technology license revenue has accounted for $282,000 of other non-related party revenue on a quarterly basis.

Operating Expenses

Cost of Services

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Cost of Services	$1,481	$2,682	81.1%	$2,859	$4,743	65.9%

Cost of services consists primarily of expenses related to hospital and supplier implementation activities and Neoforma DMS services for hospitals and GPOs, as well as direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors, consultants and companies to which we outsource services. The increase in cost of services from the three months ended June 30, 2003 to the three months ended June 30, 2004 was primarily due to a $519,000 increase in payroll and related expenses, driven by an increase in headcount in the cost of services group from 27 as of June 30, 2003 to 48 as of June 30, 2004, a $310,000 increase in costs related to outsourced services for certain Neoforma DMS projects that were completed during the periods and a $300,000 increase in costs allocated to cost of services, including depreciation expense and deferred compensation expense. The increase in cost of services from the six months ended June 30, 2003 to the six months ended June 30, 2004 was primarily due to a $1.0 million increase in payroll and related expenses, a $525,000 increase in costs allocated to cost of services, including depreciation expense and deferred compensation expense, and a $179,000 increase in costs related to outsourced services for certain Neoforma DMS projects that were completed during the periods.

Operations

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Operations	$4,799	$2,811	(41.4)%	$9,941	$5,809	(41.6)%

Operations expenses consist primarily of expenditures for the operation and maintenance of our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. The decrease in operations expenses from the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2004 was primarily due to a $2.0 million and a $4.4 million decrease, respectively, in depreciation expense allocated to operations as a result of certain large software licenses acquired in 2000 that were fully depreciated as of December 31, 2003.

Product Development

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Product Development	$4,183	$4,403	5.3%	$8,926	$8,041	(9.9)%

Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the maintenance, development and enhancement of our solutions. The increase in product development expenses from the three months ended June 30, 2003 to the three months ended June 30, 2004 primarily related to a $1.0 million increase in consultant and contractor expenses and a $364,000 increase in payroll and related expenses driven by an increase in headcount in the product development group from 61 as of June 30, 2003 to 75 as of June 30, 2004. Additionally, there was a $258,000 increase in software and hardware maintenance and hosting costs and costs allocated to product development, including depreciation expense and deferred compensation expense. These increases were offset by the capitalization of $1.5 million of product development costs related to development efforts on internal use software in the second quarter of 2004. The decrease in product development expenses from the six months ended June 30, 2003 to the six months ended June 30, 2004 primarily related to the capitalization of certain internal use software development costs of $3.3 million in the first half of 2004, which was partially offset by a $1.6 million increase in consultant and contractor expenses, a $556,000 increase in payroll and related expenses and a $282,000 increase in software and hardware maintenance and hosting costs. Prior to 2004, neither the qualifying internal costs incurred to develop software for use in operations, nor the useful lives of the software developed, were material and, accordingly, such costs were expensed as incurred.

Selling and Marketing

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Selling and Marketing	$4,633	$3,513	(24.2)%	$9,610	$7,169	(25.4)%

Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. The decrease in selling and marketing expenses for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 related primarily to a decrease in payroll and related expenses of $705,000 and $1.3 million, respectively, largely driven by a decrease in headcount in the selling and marketing groups from 67 as of June 30, 2003 to 48 as of June 30, 2004. Additionally, significant marketing efforts in the first half of 2003, which included updating our corporate image, resulted in increased costs of $138,000 and $490,000, respectively, for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2004. There was also a decrease of $325,000 and $602,000, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 in costs allocated to selling and marketing, including depreciation expense and deferred compensation expense.

General and Administrative

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
General and Administrative	$3,130	$2,468	(21.2)%	$6,097	$4,706	(22.8)%

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due primarily to a $301,000 reduction in payroll and related expenses and a $235,000 reduction in amortization of deferred compensation related to general and administrative personnel. General and administrative expenses decreased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due primarily to a $714,000 reduction in payroll and related expenses, a $439,000 reduction in amortization of deferred compensation related to general and administrative personnel and a $179,000 decrease in depreciation expense allocated to general and administrative expenses.

Amortization of Partnership Costs

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Gross Amortization of Partnership Costs	$18,361	$17,128	(6.7)%	$35,364	$34,078	(3.6)%
Amortization of Partnership Costs Offset Against Gross Related Party Revenue	(17,528)	(15,459)	(11.8)%	(34,531)	(30,937)	(10.4)%

Amortization of Partnership Costs Classified as an Operating Expense	$833	$1,669	100.4%	$833	$3,141	277.1%

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of June 30, 2004, capitalized partnership costs represented the capitalized valuation of common stock and earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement with those entities and with Novation. The value of the initial common stock issued is being amortized over a five-year estimated useful life. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned. VHA and UHC have earned all of the shares of restricted stock. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally three years.

The increase in amortization of partnership costs classified as an operating expense from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was largely the result of the scheduled decrease in fees received from Novation, as under EITF No. 01-9, amortization of partnership costs is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of gross related party revenue or amortization of partnership costs in any given period.

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

We expect the total gross amortization of partnership costs, prior to the offset under EITF No. 01-9, to decrease slightly in 2004 as compared to 2003. However, net of the offset of gross related party revenue required under EITF No. 01-9, we expect that amortization of partnership costs classified as an operating expense will increase in 2004 as compared to 2003. We expect this increase will be due to decreases in the level of gross related party revenue we will receive in 2004 as a result of the scheduled decrease in the maximum fees payable from Novation under the terms of the Fourth Amended Agreement from $69.2 million in 2003 to $61.0 million in 2004. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement and the related cash and accounting implications.

Amortization of Deferred Compensation

	Three Months Ended June 30,		Percentage Change 2003 to 2004	Six Months Ended June 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Gross Amortization of Deferred Compensation	$1,026	$1,251	21.9%	$2,069	$1,741	(15.9)%
Reversal of Amortization of Deferred Compensation as a Result of Employee Terminations	(23)	(22)	4.3%	(352)	(22)	(93.8)%
Reduction of Amortization of Deferred Compensation due to Capitalization of Software Development Costs	—	(30)	*	—	(53)	*

Amortization of Deferred Compensation Recognized as Expense	$1,003	$1,199	19.5%	$1,717	$1,666	(3.0)%

*	Not meaningful

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the deemed fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, prior to our initial public offering, or IPO, we recorded deferred compensation of $65.2 million. During the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, we recorded $3,000, $0, $24,000 and $0, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $500,000, $0, $1.0 million and $0 during the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, respectively. As of December 31, 2003, amortization of this deferred compensation was complete.

During 2001, 2002, 2003 and the six months ended June 30, 2004, in connection with the award of restricted stock to officers and other employees, we recorded deferred compensation of $3.6 million, $249,000, $320,000 and $6.6 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through May 2006 and are subject to the continuous employment of the employees and officers with us through those dates. These amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition. During the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, we recorded $0, $140,000, $144,000 and $187,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. We recorded gross amortization of deferred compensation related to these shares of $503,000, $1.3 million, $1.0 million and $1.7 million during the three months ended June 30, 2003 and 2004 and the six months ended June 30, 2003 and 2004, respectively.

The remaining total deferred compensation of $4.9 million at June 30, 2004 is expected to be amortized as follows: $2.4 million during the remainder of fiscal 2004, $2.2 million during fiscal 2005 and $272,000 during fiscal 2006. The amortization expense relates to restricted stock awarded to officers and other employees in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Condensed Consolidated Statements of Operations. We expect we will continue to use restricted stock grants as a means of compensation for employees in 2004 as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in 2004 related to those grants.

Write-off of Stockholder Notes Receivable

We wrote off two notes receivable from stockholders, with an aggregate carrying value of $5.0 million, consisting of one note from a former executive officer and another from a former employee. These notes were issued in connection with the early exercise of employee stock option grants in fiscal 1999 and were collateralized by, among other things, the shares issued upon exercise of the options. Once the notes became due, we actively pursued collection using all reasonable efforts to collect the outstanding balances. Upon exhausting all such efforts in June 2004, we determined that these two notes were no longer collectible and, as such, we reclaimed all shares of common stock collateralizing the notes, totaling 71,250 shares, and wrote off the remaining balances. The fair value of the common stock on the date it was reclaimed and the resulting net write-off amount were as follows:

Carrying value of notes receivable, including accrued interest	$4,955
Less: Fair market value of reclaimed common stock	(840)

Write-off of stockholder notes receivable	$4,115

As of June 30, 2004, we had $203,000 of remaining notes receivable from stockholders outstanding. The remaining notes outstanding consist of several notes due in January 2005 from certain of our current and former employees. We intend to vigorously pursue collection on these stockholder notes receivable when and as they become due.

Income Taxes

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

Liquidity and Capital Resources

As of June 30, 2004, we had no outstanding bank, other borrowings or notes payable, and we had $22.5 million of cash, cash equivalents and short-term investments, as well as $1.0 million of restricted cash.

As discussed in Note 3 to the Notes to Condensed Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain amortization costs associated with capitalized equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement as an offset against gross related party revenue from VHA, UHC and Novation. This treatment results in the offset of non-cash amortization of partnership costs against gross related party revenue up to the lesser of gross related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities on the Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $32.0 million and $21.4 million for the six months ended June 30, 2003 and 2004, respectively, and primarily related to cash utilized to fund net losses and changes in our working capital, including the payment of annual cash bonuses to employees, which resulted in decreases to other accrued liabilities and accrued payroll in each period.

Net cash used in investing activities was $3.8 million and $3.9 million for the six months ended June 30, 2003 and 2004, respectively. Net cash used in investing activities for the six months ended June 30, 2003 primarily related to the purchase of capital equipment to operate our solutions. Net cash used in investing activities for the six months ended June 30, 2004 primarily related to capitalized internal use software development costs and the purchase of capital equipment to operate our solutions, which were partially offset by net sales of marketable investments.

Net cash provided by financing activities was $33.1 million and $32.2 million for the six months ended June 30, 2003 and 2004, respectively. Net cash provided by financing activities for the six months ended June 30, 2003 and 2004 primarily related to fees received from Novation under the fee level provisions of the Outsourcing Agreement, as amended, which, in the six months ended June 30, 2003, was partially offset by repayments of notes payable.

In April 2001, we entered into a revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002, December 2002 and December 2003, we are able to borrow funds until December 31, 2004 up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. During 2003, we repaid all amounts outstanding under the line of credit, including accrued interest, and amended the line of credit to reduce its capacity from the original $25.0 million to $15.0 million. As of June 30, 2004, there was no balance outstanding and there was $15.0 million of remaining capacity available to us under the line of credit.

We currently anticipate that our available funds, consisting of cash and cash equivalents, combined with those funds we expect to generate in 2004 and funds available to us through our line of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Hospitals and suppliers might not accept our business model of providing Web-based supply chain management solutions for the healthcare industry and, as a result, we may not succeed in increasing our revenue and controlling our expenses to the extent necessary to be cash flow positive during the second half of 2004 and beyond. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we might need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We also might need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

Our solutions and fee model are untested and their acceptance is not assured

Our solutions are either of recent introduction or are currently under development, and their acceptance by our existing and potential customers is therefore untested and uncertain. Our current business plan includes seeking a large portion of our revenue from suppliers. Obtaining the acceptance from suppliers to pay our fees has proven difficult. If suppliers do not accept our solutions or our fee model, it would have a serious negative impact on our ability to grow our business.

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $31.6 million for the six months ended June 30, 2004. In addition, as of June 30, 2004, we had an accumulated deficit of $724.3 million. We have not achieved profitability and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We cannot assure you that we will ever be profitable.

If our customers or third party vendors refuse to provide us with consent to use their transaction data and product data, severely restrict our use of their data, or decline to use our solutions because of concerns about the potential release of such data to other customers or partners, our business strategy may not succeed

We expect to derive a portion of our future revenue from information services that require the use of data from our hospital, GPO and supplier customers and other third party vendors. To execute on our data services strategy, we must be able to secure the consent of our customers and these third party vendors to various uses of their data. To secure such consent, we must be able to assure these customers and third party vendors that we will at all times protect the confidentiality of their data and use the data in the manner to which we agreed. If we are unable to provide such assurance, or if we fail or are perceived by our customers and third party vendors to have failed to meet the levels of assurance that we provided, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions to which we have agreed concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so would potentially subject us to liability for contractual damages and might seriously impair our data services strategy. If potential customers are concerned about other customers viewing their transaction data, they may decide to forgo use of our solutions, and this could seriously impair our ability to generate revenue in the future.

The connectivity agreement that we have with GHX expires in late August 2004, and unless this agreement is extended, or we enter into a new agreement with GHX, we may have difficulty ensuring proper connectivity with certain of our supplier customers or we may have to expend resources re-connecting certain suppliers to Marketplace@Novation

We signed a three-year connectivity agreement, as well as a three-year license agreement, with GHX in 2001. This agreement will expire in late August 2004 unless both we and GHX elect to extend it or we both decide to enter into a new agreement. Some of our supplier customers use GHX to connect to our hospital customers, and without an agreement with GHX, we may have to re-establish connectivity with those suppliers, which would cause us to expend resources which might reduce our ability to provide timely service to other customers and temporarily reduce our ability to collect transaction data.

If we are unable to enhance the functionality of our solutions or develop new solutions, potential customers may choose not to enter into business relationships with us, which would harm our business

We must continue to develop the capability to integrate our solutions with our hospital and supplier customers’ business processes and information systems, and develop new solutions for our customers. We may incur significant expenses in developing these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate some of our solutions with suppliers’ and hospitals’ enterprise software systems will require the continued cooperation of and collaboration with the companies that develop and market these systems. Suppliers and hospitals use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of hospitals and suppliers. Failure to provide this capability would limit the efficiencies that our solutions provide and may deter our hospital and supplier customers from using our solutions.

If the future costs required to integrate the systems of hospitals purchasing through Novation are substantially higher than we anticipate, we may not realize the full benefits of our agreement with Novation.

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

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, owned 8.6 million and 2.1 million shares of our common stock, respectively, as of June 30, 2004. As of June 30, 2004, VHA and UHC owned 43.1% and 10.7%, respectively, of our outstanding shares of common stock. These relationships may deter other potential customers, particularly those that compete directly with Novation, VHA or UHC, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue in order to grow our revenue

We generate the substantial majority of our business from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. During the last eight quarters, including the first and second quarters of 2004, our fees were limited by these quarterly maximums. We expect that our fees will continue to be limited by these maximums in 2004 and in future periods. Consequently, we must generate increased non-related party revenue in order to grow our revenue. In mid-2005, we expect that the significant majority of the capitalized partnership costs will be fully amortized and, as a result, our total revenue will increase substantially beginning in the quarter that our gross related party revenue is initially no longer offset by amortization of capitalized partnership costs. However, we still believe that we must generate non-related party revenue growth in order to show improved operational results.

If our systems are unable to provide acceptable performance as the use of our solutions increases, we could lose customers, which could harm our business and results of operations

We have supported only a limited number and variety of transactions through our solutions compared to the number and variety we expect to process in the future. Our systems may not accommodate increased use while providing acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate increased use of our solutions by our customers, which will be expensive. If our systems do not continue to provide acceptable performance as use by our customers’ increases, our reputation may be damaged and we may lose customers. We have had temporary system outages in the past and we may have such temporary outages in the future. If system outages occur frequently or are severe, our customers may decide that our performance levels are unacceptable and may choose not to continue to use our services or may claim liability against us.

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

Some of our current and potential competitors include:

•	online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with whom we also have a strategic relationship;

•	suppliers that have created their own offerings to provide supply chain management services to their customers;

•	software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson Software, McKesson Corporation, Oracle Corporation, PeopleSoft, Inc. and SAP AG;

•	consultants and consulting firms that provide supply chain management advice and services, including assistance with the selection of software, services and vendors to support hospitals in driving efficiency and cost reductions;

•	GPOs that are offering supply chain management services beyond traditional GPO services, such as Broadlane, Inc. and MedAssets, Inc.; and

•	companies that provide information solutions or information services to participants in the healthcare supply chain.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of June 30, 2004, we had $22.5 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and no outstanding borrowings or notes payable.

We may need to raise additional funds within the next 12 months, notwithstanding the fact that our VHA line of credit currently remains in place, if for example, we experience larger than anticipated operating losses or if we pursue acquisitions that contain a cash component. We may try to obtain additional financing by issuing shares of our common stock or convertible debt, either of which could dilute our existing stockholders and may cause our stock price to decline. In addition, if an event of default were to occur under the VHA credit agreement, VHA could terminate the credit agreement. If this were to occur, we may need to obtain an alternate source of funding, such as another credit line or an equity or debt financing.

We believe that it could be difficult to obtain additional financing on favorable terms, if at all. If we were unable to obtain alternate funding under these circumstances, our business would be seriously harmed.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage any future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have, in the past, grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997, to 267 as of June 30, 2004, although the number of employees has not grown consistently. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our business

We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business would be harmed. We rely on trademark, copyright, patent and trade secret laws to protect our proprietary rights. We have registered several marks including NEOFORMA and associated logos. We have applied for a patent of our Success Tracker customer value product. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

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

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events, and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our solutions. Currently, our infrastructure and systems are located at one site in Sunnyvale, California, which is an area susceptible to earthquakes. We also have a limited fail-over system located in Denver, Colorado.

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

•	variations in our quarterly operating results;

•	announcements of new accounting pronouncements or legal rules or regulations;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services by us or by our competitors;

•	departure of key personnel;

•	the gain or loss of significant strategic relationships or customers;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	changes in the number of securities analysts that follow our company.

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

Because VHA and UHC collectively beneficially own a majority of our stock, they have substantial control over all matters requiring stockholder approval and significant sales of stock held by them could have a negative effect on our stock price

As of June 30, 2004, VHA and UHC beneficially owned 43.1% and 10.7%, respectively, of our outstanding common stock. As a result of their ownership positions, VHA and UHC individually are able to significantly influence, and collectively are able to control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of VHA and UHC or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Because our investments mature within one year, a hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by approximately $6,000.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2004	2005	2006	2007	2008
Cash equivalents and short-term investments:
Fixed rate short-term investments	$11,637	—	—	—	—
Cash equivalents	$2,808	—	—	—	—
Average interest rate	1.38%	—	—	—	—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2001, Neoforma, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of our initial public offering (IPO)), as well as our Chairman and Chief Executive Officer, Robert Zollars, and its former Chief Financial Officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of our common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of our stock. We and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving us. On July 15, 2002, we, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and in February 2003, the Court denied our motion to dismiss. On October 9, 2002, all of the individual defendants, including Mr. Zollars and Mr. Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, our board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. We have agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. We are unable to determine whether or when the settlement will be approved or finalized. Due to the inherent uncertainties of litigation however, we cannot accurately predict the ultimate outcome of the lawsuits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on May 27, 2004 at our corporate offices at 3061 Zanker Road, San Jose, California. At the meeting, our stockholders voted upon (i) the election of two Class II directors, and Jeffrey H. Hillebrand and Wayne B. Lowell, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal, and (ii) to ratify the selection of PricewaterhouseCoopers LLP as our independent auditor for the year ending December 31, 2004.

The director nominees received the following votes:

Nominee	For	Withheld	Unvoted
Jeffrey H. Hillebrand	18,918,346	291,342	760,473
Wayne B. Lowell	18,918,346	291,342	760,473

Edward A. Blechschmidt and Michael J. Murray, our Class I directors, and Richard D. Helppie, C. Thomas Smith, and Robert J. Zollars, our Class III directors, continued to serve as our directors after the meeting, as the Class I and Class III directors were not up for reelection at the 2004 Annual Meeting of Stockholders.

The ratification of PricewaterhouseCoopers LLP received the following votes:

	For	Against	Abstain	Unvoted
Ratification of PricewaterhouseCoopers LLP	19,195,929	12,201	1,558	760,473

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Services Agreement (“Agreement”) by and between VHA Inc. and Neoforma, Inc. effective on June 1, 2004.*

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested for portions of this exhibit.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2004	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits

10.1	Services Agreement (“Agreement”) by and between VHA Inc. and Neoforma, Inc. effective on June 1, 2004.*

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested for portions of this exhibit.