Form 10-Q
period 2004-09-30
NEOFORMA INC
filed 2004-11-09
CIK 1096219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

The number of shares of the Registrant’s common stock outstanding on November 5, 2004 was 20,096,479.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2003*	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$13,481	$23,578
Short-term investments	3,138	—
Accounts receivable, net of reserves of $235 and $288 as of December 31, 2003 and September 30, 2004, respectively	3,776	3,595
Related party accounts receivable	456	—
Prepaid expenses and other current assets	2,775	2,611

Total current assets	23,626	29,784

Property and equipment, net	7,432	11,067
Intangibles, net	2,022	1,581
Goodwill	1,652	1,652
Capitalized partnership costs, net	106,003	57,996
Non-marketable investments	83	83
Restricted cash	1,020	1,020
Long-term investments	—	2,048
Other assets	1,376	996

Total assets	$143,214	$106,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,727	$1,591
Accrued payroll	4,199	3,648
Other accrued liabilities	3,183	3,193
Deferred revenue	2,651	1,897

Total current liabilities	12,760	10,329

Deferred rent	657	414
Deferred revenue, less current portion	554	386

Total liabilities	13,971	11,129

Stockholders’ equity:
Preferred stock, $0.001 par value per share:
Authorized—5,000 shares, no shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	—	—
Common stock, $0.001 par value per share:
Authorized—300,000 shares at December 31, 2003 and September 30, 2004, respectively
Issued and outstanding: 18,943 and 20,020 shares at December 31, 2003 and September 30, 2004, respectively	19	20
Additional paid-in capital	827,570	837,767
Notes receivable from stockholders	(5,422)	(213)
Deferred compensation	(218)	(3,604)
Unrealized gain on available for sale securities	1	1
Accumulated deficit	(692,707)	(738,873)

Total stockholders’ equity	129,243	95,098

Total liabilities and stockholders’ equity	$143,214	$106,227

*	Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue:
Related party revenue, net (see Note 3)	$—	$—	$539	$—
Non-related party revenue	2,912	2,954	7,494	9,222

Total revenue	2,912	2,954	8,033	9,222

Operating expenses:
Cost of services	1,895	2,758	4,754	7,501
Operations	4,947	2,834	14,888	8,643
Product development	4,451	4,261	13,377	12,302
Selling and marketing	4,648	3,488	14,258	10,657
General and administrative	2,242	2,465	8,339	7,171
Amortization of intangibles	147	147	441	441
Amortization of partnership costs (see Note 3)	14	1,651	847	4,792
Write-off of stockholder notes receivable	—	—	—	4,115

Total operating expenses	18,344	17,604	56,904	55,622

Loss from operations	(15,432)	(14,650)	(48,871)	(46,400)
Other income/(expense):
Interest income	110	107	241	231
Interest expense	(269)	(2)	(844)	(5)
Other income/(expense)	(43)	7	(159)	8

Net loss	$(15,634)	$(14,538)	$(49,633)	$(46,166)

Net loss per share:
Basic and diluted	$(0.85)	$(0.75)	$(2.76)	$(2.40)

Weighted average shares—basic and diluted	18,445	19,361	17,990	19,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(49,633)	$(46,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees	10	—
Provision for doubtful accounts	271	110
Accrued interest receivable on notes receivable from stockholders	(19)	(13)
Depreciation and amortization of property and equipment	10,307	3,811
Amortization of intangibles	441	441
Amortization of partnership costs classified as an operating expense (see Note 3)	847	4,792
Amortization of deferred compensation	1,962	2,798
Write-off of stockholder notes receivable	—	4,115
Change in assets and liabilities:
Accounts receivable	(2,333)	527
Prepaid expenses and other current assets	256	164
Other assets	5	380
Accounts payable	(1,596)	(1,136)
Other accrued liabilities and accrued payroll	(4,246)	(538)
Deferred revenue	1,319	(922)
Deferred rent	27	(243)
Accrued interest on related party notes payable	(2,271)	—

Net cash used in operating activities	(44,653)	(31,880)

Cash flows from investing activities:
Purchases of marketable investments	(2,789)	(4,941)
Proceeds from the sale or maturity of marketable investments	2,659	6,031
Capitalization of software development costs	—	(5,221)
Purchases of property and equipment	(3,286)	(2,155)

Net cash used in investing activities	(3,416)	(6,286)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	52,070	46,360
Repayments of notes payable	(3,713)	—
Cash received related to options exercised	805	716
Proceeds from the issuance of common stock under the employee stock purchase plan	1,087	1,090
Common stock repurchased, net of notes receivable issued to common stockholders	(2)	(177)
Collections of notes receivable from stockholders	1,064	274

Net cash provided by financing activities	51,311	48,263

Net increase in cash and cash equivalents	3,242	10,097
Cash and cash equivalents, beginning of period	23,277	13,481

Cash and cash equivalents, end of period	$26,519	$23,578

Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted stock to related parties	$7,156	$3,145

Reduction of deferred compensation resulting from employee terminations	$226	$346

Issuance of restricted stock to employees and officers	$320	$6,697

Issuance of common stock in connection with the acquisition of Revelocity Corporation	$1,202	$—

Reduction of amortization of deferred compensation due to capitalization of software development costs	$—	$70

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Neoforma, Inc. (the Company) provides supply chain management solutions for the healthcare industry. The Company utilizes a combination of technology, information and services to help the participants in the healthcare supply chain, principally hospitals, group purchasing organizations (GPOs) and suppliers to reduce operational inefficiencies and lower costs.

Since inception, the Company has incurred significant losses and, as of September 30, 2004, had an accumulated deficit of $738.9 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of any expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than it expects. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue:
Gross related party revenue	$17,539	$15,423	$52,609	$46,360
Offset of amortization of partnership costs	(17,539)	(15,423)	(52,070)	(46,360)

Total related party revenue, net	$—	$—	$539	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$17,553	$17,074	$52,917	$51,152
Offset to gross related party revenue	(17,539)	(15,423)	(52,070)	(46,360)

Total amortization of partnership costs reported as an operating expense	$14	$1,651	$847	$4,792

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

Revenue by Customer Category

The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from GPOs, including from Novation under the Outsourcing Agreement. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than healthcare providers, GPOs and suppliers, including the software license revenue that was generated by the Company’s August 2001 agreement with Global Healthcare Exchange, LLC (GHX), as well as revenue generated under various agreements whereby the Company is entitled to a share of revenue generated by those entities. Revenue by customer category was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Provider and GPO revenue	$595	$510	$1,772	$1,671
Supplier revenue	2,012	2,301	5,351	6,826
Other revenue	305	143	910	725

Total	$2,912	$2,954	$8,033	$9,222

Percentage of Total Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Provider and GPO revenue	20.4%	17.3%	22.1%	18.1%
Supplier revenue	69.1	77.9	66.6	74.0
Other revenue	10.5	4.8	11.3	7.9

Total	100.0%	100.0%	100.0%	100.0%

Major Customers

The following customers accounted for 10% or more of total revenue for the three and nine months ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Customer A	*	*	10.5%	*
Customer B	*	13.2%	*	*

*	Customer accounted for less than 10%.

The revenue from Customer A related to a $3.5 million technology license that the Company sold in 2001, which the Company had been recognizing ratably over the three-year term of the related operating agreement with this customer. Since the inception of this agreement with Customer A, ratable recognition of this technology license revenue had accounted for $282,000 of revenue on a quarterly basis. In August 2004, this license revenue was fully recognized and, as such, the Company’s revenue related to this agreement was reduced to $141,000 in the third quarter. Customer B has terminated its agreement with the Company.

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive due to the Company’s net losses in each of these periods. The total number of weighted average common stock equivalents, such as options, warrants and unvested restricted stock, that are excluded from the diluted loss per share calculation was 1.2 million, 798,000, 1.3 million and 874,000 shares for the three months ended September 30, 2003 and 2004, and the nine months ended September 30, 2003 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss	$(15,634)	$(14,538)	(49,633)	$(46,166)

Basic and diluted:
Weighted average shares of common stock outstanding	18,527	19,965	18,163	19,768
Less: Weighted average shares of unvested restricted common stock	(79)	(604)	(147)	(505)
Less: Weighted average shares of common stock subject to repurchase	(3)	—	(26)	—

Weighted average shares used in computing basic and diluted net loss per share	18,445	19,361	17,990	19,263

Basic and diluted net loss per share	$(0.85)	$(0.75)	$(2.76)	$(2.40)

5. STOCK-BASED COMPENSATION

At September 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Risk-free interest rate range	1.2%-4.8%	1.4%-4.6%	1.0%-4.8%	1.0%-4.6%
Expected lives (in years)—options	5.0	5.0	5.0	5.0
Expected lives (in years)—ESPP	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Volatility	90%	90%	90%	90%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss as reported	$(15,634)	$(14,538)	$(49,633)	$(46,166)
Add: Stock-based compensation expense included in reported net loss	244	1,135	1,962	2,798
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,026)	(2,979)	(9,347)	(9,205)

Net loss, pro forma	$(18,416)	$(16,382)	$(57,018)	$(52,573)

Net loss per share, as reported	$(0.85)	$(0.75)	$(2.76)	$(2.40)

Net loss per share, pro forma	$(1.00)	$(0.85)	$(3.17)	$(2.73)

Restricted Stock

During the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, in connection with the award of restricted stock to employees and officers, the Company recorded deferred compensation of $0, $49,000, $320,000 and $6.7 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through July 2006 and are subject to the continuous employment of the employees and officers with the Company through those dates. These amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition. During the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, the Company recorded $0, $158,000, $144,000 and $346,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. The Company recorded gross amortization of deferred compensation related to these shares of $177,000, $1.2 million, $1.2 million and $3.0 million during the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively.

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

Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs, incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll related costs. During the three and nine months ended September 30, 2004, capitalized software development costs related to new functionality for the Company’s solutions offered to its customers.

As of December 31, 2003 and September 30, 2004, property and equipment consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Computer and equipment	$14,791	$14,537
Software	21,361	21,795
Capitalized software development costs	—	5,291
Furniture and fixtures	1,673	1,673
Leasehold improvements	2,393	2,404

	40,218	45,700
Accumulated depreciation and amortization	(32,786)	(34,633)

Property and equipment, net	$7,432	$11,067

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

As of September 30, 2004, the Company had $213,000 of remaining notes receivable from stockholders outstanding, including accrued interest. The remaining notes outstanding consist of several notes due in January 2005 from current and former employees of the Company. The Company intends to vigorously pursue collection on these stockholder notes receivable when and as they become due.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of Financial Accounting Standards Board (FASB) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of this statement had no material effect on the Company’s consolidated financial statements.

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95,” which was amended on October 13, 2004, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statement of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that the Company currently uses. The recommended effective date of the proposed standard for public companies is for fiscal periods beginning after June 15, 2005. The Company has not completed its assessment of the impact of the proposed standard on its financial condition and results of operations.

9. RELATED PARTY TRANSACTIONS

In 2000, the Company entered into a 10-year strategic Outsourcing Agreement with VHA, UHC, Novation and HPPI. Under the Outsourcing Agreement, the Company agreed to build and provide specific functionality to Marketplace@Novation®, Novation’s e-commerce marketplace. Novation agreed to act as the Company’s exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, the Company issued 4.6 million and 1.1 million shares of its common stock to VHA and UHC, respectively. The Company also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of the Company’s common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. In October 2000, the Company exchanged VHA’s warrant to purchase 3.1 million shares of the Company’s common stock for 3.1 million restricted shares of the Company’s common stock and, in January 2001, the Company exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of the Company’s common stock for 564,000 restricted shares of the Company’s common stock. VHA and UHC have earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

The Company has amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement (Fourth Amended Agreement), effective August 2003:

•	the Company and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by the Company’s connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	the payments Novation is required to make under the fee level provision are subject to quarterly maximums. During 2003, the Company generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million for the year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.25 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	the Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI sponsored marketplaces only;

•	the Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	the Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

During the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, the fees paid to the Company by Novation totaled $18.0 million, $15.3 million, $54.0 million and $45.8 million, respectively. The fees paid to the Company by Novation in each of the last nine quarters, including the quarter ended September 30, 2004, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume the Company is currently achieving, the Company expects that the fees it earns from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.

10. CONTINGENCIES

Litigation

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (IPO)), as well as the Company’s chairman and chief executive officer, Robert Zollars, and its former chief financial officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of the Company’s common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in the Company’s IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and in February 2003, the Court denied the Company’s motion to dismiss. On October 9, 2002, all of the individual defendants, including Messrs. Zollars and Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The Company is unable to determine whether or when the settlement will be approved or finalized. Due to the inherent uncertainties of litigation however, the Company cannot accurately predict the ultimate outcome of the lawsuits.

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

Company Background

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our Web-based supply chain management solutions are designed to enable efficient collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, which have led to major inefficiencies. These inefficiencies lead to slower, error-prone transactions and increased overhead and costs for suppliers and hospitals. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to increase efficiencies in their supply chain to improve their overall margins. Our Web-based solutions make it easier for the participants in the healthcare supply chain, principally hospitals, group purchasing organizations, or GPOs, and suppliers, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Using our solutions, these organizations can improve efficiencies, increase revenue, reduce costs and improve capital allocation.

Strategic Relationships

In 2000, we entered into a 10-year strategic outsourcing and operating agreement, or Outsourcing Agreement, with VHA Inc., University HealthSystem Consortium, or UHC, Novation, LLC and Healthcare Purchasing Partners International, LLC, or HPPI. Under the Outsourcing Agreement, we agreed to build and provide specific functionality to Marketplace@Novation, Novation’s e-commerce marketplace. Novation agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, we issued 4.6 million and 1.1 million shares of our common stock to VHA and UHC, respectively. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. In October 2000, we exchanged VHA’s warrant to purchase 3.1 million shares of our common stock for 3.1 million restricted shares of our common stock and, in January 2001, we exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of our common stock for 564,000 restricted shares of our common stock. VHA and UHC have earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

We have amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement, or Fourth Amended Agreement, effective August 2003:

•	we and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by our connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	the payments Novation is required to make under the fee level provision are subject to quarterly maximums. During 2003, we generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million for the year ended December 31, 2003. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.25 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

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

During the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, the fees paid to us by Novation totaled $18.0 million, $15.3 million, $54.0 million and $45.8 million, respectively. The fees paid to us by Novation in each of the last nine quarters, including the quarter ended September 30, 2004, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume we are currently achieving, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees. As a result, we expect to receive $61.0 million in fees from Novation in 2004.

Other Matters

Since inception, we have incurred significant losses and, as of September 30, 2004, had an accumulated deficit of $738.9 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for Web-based supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategies, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Results of Operations

Overview

Under the terms of the Fourth Amended Agreement, the quarterly maximum limits on the payments we receive from Novation decreased from an annual total of $69.2 million in 2003 to $61.0 million in 2004. As a result of this decrease, and because we achieved the quarterly maximum payments from Novation in the first, second and third quarters of 2003 and 2004, our gross related party revenue, prior to the offset by amortization of partnership costs under the application of EITF No. 01-9, decreased from $52.6 million in the nine months ended September 30, 2003 to $46.4 million in the nine months ended September 30, 2004. However, as a result of the application of EITF No. 01-9, under which we offset gross related party revenue by amortization of partnership costs, we eliminated 99% and 100% of gross related party revenue in the nine months ended September 30, 2003 and 2004, respectively (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). Based on the levels of marketplace volume we are currently achieving, we expect the fees we earn from Novation will continue to be limited to the quarterly maximums. As a result, and based on the decline in the quarterly maximums, we expect to generate lower gross related party revenue in 2004 as compared to 2003. There are no further decreases in the Novation payments scheduled, as beginning in fiscal 2004, the maximum payment became $15.3 million per quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010.

Because of the impact of EITF No. 01-9 on our gross related party revenue, our revenue growth has been primarily a result of increases in non-related party revenue. For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, this growth in non-related party revenue was primarily due to increases in revenue from suppliers, primarily related to our market intelligence offerings for medical-surgical and pharmaceutical manufacturers, and from providers and GPOs, primarily related to our data cleansing services. These increases were partially offset by a decrease in revenue from customers other than providers, GPOs and suppliers, principally related to the expiration in August 2004 of the ratable revenue recognition in connection with a technology license sale to Global Healthcare Exchange LLC, or GHX, in 2001.

Although total revenue for the three and nine months ended September 30, 2004 increased as compared to the same periods in 2003, our total revenue for the three months ended September 30, 2004 declined as compared to the three months ended June 30, 2004. This decline was primarily as a result of decreases in revenue from our data cleansing services for providers and GPOs and from the expiration of the revenue recognition related to the GHX license. In addition, for the three months ended September 30, 2004, our rate of growth of revenue from suppliers was less than anticipated.

In 2004 as compared to 2003, we expect our total revenue to grow as a result of increases in non-related party revenue from sales of our solutions to hospital, GPO and supplier customers. In addition, we expect that the fees we generate in connection with the Fourth Amended Agreement in 2004 will be fully offset by amortization of partnership costs, resulting in zero net related party revenue during the year.

In the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, our total operating expenses decreased 2.3%, from $56.9 million to $55.6 million. The decrease in total operating expenses over this period was primarily a result of a $6.5 million decrease in depreciation and amortization of property and equipment and the capitalization of $5.2 million of internal use software development costs. The decrease in total operating expenses was partially offset by a $4.1 million write-off of stockholder notes receivable and a $3.9 million increase in amortization of partnership costs. In addition to the impact of these changes, we experienced increases in cost of services and product development expenses and decreases in our other operating expenses, primarily selling and marketing expenses.

In 2004, although we are making and expect to continue to make investments to support our anticipated growth, we expect total operating expenses to be consistent with those incurred in 2003. We expect decreases in operations and selling and marketing expenses will be offset by the write-off of stockholder notes receivable and increases in amortization of partnership costs classified as an operating expense and amortization of deferred compensation, which is reflected within certain of our operating expense categories. The expected reduction in operations expense is the result of less depreciation related to certain large software licenses acquired in 2000 that were fully depreciated as of December 31, 2003. The expected decrease in selling and marketing expense is primarily due to the decrease in headcount in 2004 as compared to 2003 in these groups. Due to the scheduled decrease in our payments from Novation, our gross related party revenue will be lower in 2004 than in 2003. This reduction in gross related party revenue will result in a decrease in the amount offset against gross related party revenue and an increase in amortization of partnership costs classified as an operating expense. The expected increase in amortization of deferred compensation is the result of Company-wide grants of restricted stock issued during the first nine months of 2004 and the resulting $6.7 million in deferred compensation recorded on the accompanying Condensed Consolidated Balance Sheet during the nine months ended September 30, 2004. Of the remaining total deferred compensation of $3.6 million at September 30, 2004, we expect an additional $1.2 million to be amortized during the remainder of fiscal 2004. In addition, although the variance in our total product development expenses from the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was not significant, there were significant fluctuations within this expense category in these periods. In future periods, we may have greater fluctuations in product development expense based on the amount and nature of our development work and the costs that require capitalization.

	Three Months Ended September 30,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$—	—
Non-related party revenue	2,912	2,954	1.4%

Total revenue	2,912	2,954	1.4%

Operating expenses:
Cost of services	1,895	2,758	45.5%
Operations	4,947	2,834	(42.7)%
Product development	4,451	4,261	(4.3)%
Selling and marketing	4,648	3,488	(25.0)%
General and administrative	2,242	2,465	9.9%
Amortization of intangibles	147	147	—
Amortization of partnership costs	14	1,651	*

Total operating expenses	18,344	17,604	(4.0)%

Loss from operations	(15,432)	(14,650)	(5.1)%

Other income/(expense):
Interest income	110	107	(2.7)%
Interest expense	(269)	(2)	(99.3)%
Other income/(expense)	(43)	7	*

Net loss	$(15,634)	$(14,538)	(7.0)%

Net loss per share:
Basic and diluted	$(0.85)	$(0.75)	(11.8)%

Weighted average shares—basic and diluted	18,445	19,361	5.0%

	Nine Months Ended September 30,		Percentage Change 2003 to 2004
	2003	2004
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$539	$—	(100.0)%
Non-related party revenue	7,494	9,222	23.1%

Total revenue	8,033	9,222	14.8%

Operating expenses:
Cost of services	4,754	7,501	57.8%
Operations	14,888	8,643	(41.9)%
Product development	13,377	12,302	(8.0)%
Selling and marketing	14,258	10,657	(25.3)%
General and administrative	8,339	7,171	(14.0)%
Amortization of intangibles	441	441	—
Amortization of partnership costs	847	4,792	465.8%
Write-off of stockholder notes receivable	—	4,115	*

Total operating expenses	56,904	55,622	(2.3)%

Loss from operations	(48,871)	(46,400)	(5.1)%

Other income/(expense):
Interest income	241	231	(4.1)%
Interest expense	(844)	(5)	(99.4)%
Other income/(expense)	(159)	8	*

Net loss	$(49,633)	$(46,166)	(7.0)%

Net loss per share:
Basic and diluted	$(2.76)	$(2.40)	(13.0)%

Weighted average shares—basic and diluted	17,990	19,263	7.1%

*	Not meaningful

Three and Nine Months Ended September 30, 2003 as Compared to the Three and Nine Months Ended September 30, 2004

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
Related party revenue, net	$—	$—	—	$539	$—	(100.0)%
Non-related party revenue	2,912	2,954	1.4%	7,494	9,222	23.1%

Total	$2,912	$2,954	1.4%	$8,033	$9,222	14.8%

Effective with our fourth quarter and full year 2003 financial results, we reclassified our revenue presentation on our Condensed Consolidated Statements of Operations to reflect revenue in two categories: related party revenue, net and non-related party revenue.

Related Party Revenue. Gross related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of gross related party revenue or gross amortization of partnership costs in any given period. This offset of gross amortization of partnership costs against gross related party revenue results in net related party revenue. For the three months ended September 30 and June 30, 2003, gross related party revenue of $17.5 million and $17.5 million, respectively, was less than the gross amortization of partnership costs of $17.6 million and $18.4 million, respectively. For the three months ended March 31, 2003, gross related party revenue of $17.5 million exceeded the gross amortization of partnership costs of $17.0 million, resulting in $539,000 of net related party revenue. As a result, net related party revenue for the nine months ended September 30, 2003 was $539,000. For the three and nine months ended September 30, 2004, gross related party revenue was $15.4 million and $46.4 million, respectively, which were both less than the gross amortization of partnership costs during the same periods of $17.1 million and $51.2 million, respectively. As a result, there was no net related party revenue for the three and nine months ended September 30, 2004. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation total $15.3 million per quarter and $61.0 million per year. As we expect gross amortization of partnership costs to be in excess of $15.3 million in the fourth quarter of 2004 and $61.0 million in 2004, we expect net related party revenue to be $0 for both the fourth quarter of 2004 and the full fiscal year

Non-Related Party Revenue. Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement or previous versions of the agreement. The increase in non-related party revenue for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 was primarily due to increases in revenue generated from suppliers and providers and GPOs, which were partially offset by a decrease in other revenue. Non-related party revenue by customer category was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
Non-related party revenue:
Provider and GPO revenue	$595	$510	(14.3)%	$1,233	$1,671	35.5%
Supplier revenue	2,012	2,301	14.4%	5,351	6,826	27.5%
Other revenue	305	143	(53.1)%	910	725	(20.3)%

Total	$2,912	$2,954	1.4%	$7,494	$9,222	23.1%

The decrease in non-related party revenue from providers and GPOs during the three months ended September 30, 2004 as compared to the same period in 2003 was primarily due to a decrease in revenue related to our data cleansing services, which are part of Neoforma Data Management Solution™, or Neoforma DMS, for providers and GPOs. The increase in non-related party revenue from providers and GPOs during the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily due to an increase in revenue related to our data cleansing services. We expect our non-related party revenue from providers and GPOs to generally increase in future periods.

The increase in non-related party revenue from suppliers during the three months ended September 30, 2004 as compared to the same period in 2003 was a result of increases in revenue related to our market intelligence offerings for medical-surgical and pharmaceutical suppliers, part of Neoforma DMS. These increases were partially offset by a decrease in revenue related to Neoforma Order Management Solution™, or Neoforma OMS, for suppliers. Neoforma OMS revenue from suppliers declined over this period primarily as a result of the conversion of a single large customer to a new fee model. The increase in non-related party revenue from suppliers during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was a result of increases in revenue related to Neoforma DMS and Neoforma OMS. These increases were partially offset by a decrease in revenue related to Neoforma Materials Management Solution, or Neoforma MMS™, or Neoforma MMS, for suppliers. Neoforma MMS revenue from suppliers was larger in the nine months ended September 30, 2003 as a result of a large license sale to a single supplier that occurred during that period. For the three and nine months ended September 30, 2004, a single customer of our market intelligence offering for pharmaceutical suppliers accounted for 13.2% and 9.7% of our total non-related party revenue, respectively. We do not anticipate any future revenue from this customer as this customer has terminated its agreement with us. Despite the expected decrease from this single customer relationship, we expect that our non-related party revenue from suppliers generally will increase in future periods.

The decrease in other non-related party revenue primarily related to our technology license with GHX. In the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, GHX represented 9.7%, 4.8%, 10.5% and 7.6%, respectively, of our total revenue. The revenue from GHX related to a $3.5 million technology license sold to GHX in 2001, which we had been recognizing ratably over the three-year term of the related operating agreement. Since the inception of our agreement with GHX, ratable recognition of this technology license revenue had accounted for $282,000 of revenue on a quarterly basis. In August 2004, this license revenue was fully recognized and, as such, our revenue related to this agreement was reduced to $141,000 in the third quarter, and we will recognize no revenue related to this agreement in future periods.

Operating Expenses

Cost of Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
Cost of Services	$1,895	$2,758	45.5%	$4,754	$7,501	57.8%

Cost of services consists primarily of expenses related to hospital and supplier implementation activities and Neoforma DMS services for hospitals and GPOs, as well as direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors, consultants and companies to which we outsource services. The increase in cost of services from the three months ended September 30, 2003 to the three months ended September 30, 2004 was primarily due to a $755,000 increase in payroll and related expenses, driven by an increase in headcount in the cost of services group from 31 as of September 30, 2003 to 57 as of September 30, 2004, and a $462,000 increase in costs allocated to cost of services, including depreciation expense and deferred compensation expense. These increases in cost of services were partially offset by a $542,000 decrease in costs related to outsourced services for certain Neoforma DMS projects that were completed during the three months ended September 30, 2003 and 2004. The increase in cost of services from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was primarily due to a $1.7 million increase in payroll and related expenses and a $1.7 million increase in costs allocated to cost of services, including depreciation expense and deferred compensation expense. The increase in cost of services was partially offset by a $1.1 million decrease in costs related to outsourced services for certain Neoforma DMS projects that were completed during the nine months ended September 30, 2003 and 2004.

Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
Operations	$4,947	$2,834	(42.7)%	$14,888	$8,643	(41.9)%

Operations expenses consist primarily of expenditures for the operation and maintenance of our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. The decrease in operations expenses from the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2004 was primarily due to a $1.8 million and a $6.2 million decrease, respectively, in depreciation expense allocated to operations as a result of certain large software licenses acquired in 2000 that were fully depreciated as of December 31, 2003.

Product Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
Product Development	$4,451	$4,261	(4.3)%	$13,377	$12,302	(8.0)%

Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the maintenance, development and enhancement of our solutions. The decrease in product development expenses from the three months ended September 30, 2003 to the three months ended September 30, 2004 was primarily the result of the capitalization of $2.0 million of product development costs, including consultant, contractor, payroll and payroll related expenses, related to development efforts on internal use software in the third quarter of 2004. Excluding the impact of the capitalization of these costs, there was a $1.3 million increase in consultant and contractor expenses and a $235,000 increase in payroll and related expenses for the three months ended September 30, 2004 as compared to the same period in 2003. The decrease in product development expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was primarily the result of the capitalization of $5.3 million of product development costs related to development efforts on internal use software in 2004. Excluding the impact of the capitalization of these costs, there was a $4.1 million increase in consultant and contractor expenses and a $482,000 decrease in payroll and related expenses. Prior to 2004, neither the qualifying internal costs incurred to develop software for use in operations, nor the useful lives of the software developed, were material and, accordingly, such costs were expensed as incurred.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
Selling and Marketing	$4,648	$3,488	(25.0)%	$14,258	$10,657	(25.3)%

Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. The decrease in selling and marketing expenses for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 related primarily to a decrease in payroll and related expenses of $627,000 and $1.8 million, respectively, largely driven by a decrease in headcount in the selling and marketing groups from 77 as of September 30, 2003 to 50 as of September 30, 2004. Additionally, significant marketing efforts in the 2003, which included updating our corporate image, resulted in greater costs by $370,000 and $860,000, respectively, for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2004. There was also a decrease of $322,000 and $849,000, respectively, for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 in costs allocated to selling and marketing, including depreciation expense and deferred compensation expense.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
General and Administrative	$2,242	$2,465	9.9%	$8,339	$7,171	(14.0)%

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due primarily to a $171,000 increase in costs allocated to general and administrative expense, including depreciation expense and deferred compensation expense. General and administrative expenses decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due primarily to an $814,000 reduction in payroll and related expenses and a $289,000 decrease in costs allocated to cost of services, including depreciation expense and amortization of deferred compensation expense.

Amortization of Partnership Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Percentage Change 2003 to 2004	2003	2004	Percentage Change 2003 to 2004
	(in thousands)			(in thousands)
Gross Amortization of Partnership Costs	$17,553	$17,074	(2.7)%	$52,917	$51,152	(3.3)%
Amortization of Partnership Costs Offset Against Gross Related Party Revenue	(17,539)	(15,423)	(12.1)%	(52,070)	(46,360)	(11.0)%

Amortization of Partnership Costs Classified as an Operating Expense	$14	$1,651	*	$847	$4,792	465.8%

*	Not meaningful

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of September 30, 2004, capitalized partnership costs represented the capitalized valuation of common stock and earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement with those entities and with Novation. The value of the initial common stock issued is being amortized over a five-year estimated useful life. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned. VHA and UHC have earned all of the shares of restricted stock. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally three years.

The increase in amortization of partnership costs classified as an operating expense from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was largely the result of the scheduled decrease in fees received from Novation, as under EITF No. 01-9, amortization of partnership costs is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of gross related party revenue or amortization of partnership costs in any given period.

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

Amortization of Deferred Compensation

	Three Months Ended September 30,		Percentage Change 2003 to 2004	Nine Months Ended September 30,		Percentage Change 2003 to 2004
	2003	2004		2003	2004
	(in thousands)			(in thousands)
Gross Amortization of Deferred Compensation	$249	$1,226	392.4%	$2,318	$2,968	28.0%
Reversal of Amortization of Deferred Compensation as a Result of Employee Terminations	(5)	(74)	*	(357)	(97)	(72.8)%
Reduction of Deferred Compensation due to Capitalization of Software Development Costs	—	(17)	*	—	(70)	*

Amortization of Deferred Compensation Recognized as Expense	$244	$1,135	365.2%	$1,961	$2,801	42.8%

*	Not meaningful

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the deemed fair value of the underlying common stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, prior to our initial public offering, or IPO, we recorded deferred compensation of $65.2 million. During the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, we recorded $1,000, $0, $82,000 and $0, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $66,000, $0, $1.1 million and $0 during the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively. As of December 31, 2003, amortization of this deferred compensation was complete.

During 2001, 2002, 2003 and the nine months ended September 30, 2004, in connection with the award of restricted stock to officers and other employees, we recorded deferred compensation of $3.6 million, $249,000, $320,000 and $6.7 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through July 2006 and are subject to the continuous employment of the employees and officers with us through those dates. These amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition. During the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, we recorded $0, $158,000, $144,000 and $346,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. We recorded gross amortization of deferred compensation related to these shares of $177,000, $1.2 million, $1.2 million and $3.0 million during the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively.

The remaining total deferred compensation of $3.6 million at September 30, 2004 is expected to be amortized as follows: $1.2 million during the remainder of fiscal 2004, $2.1 million during fiscal 2005 and $272,000 during fiscal 2006. The amortization expense relates to restricted stock awarded to officers and other employees in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Condensed Consolidated Statements of Operations. We expect we will continue to use restricted stock grants as a means of compensation for employees in 2004 as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in 2004 related to those grants.

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

As of September 30, 2004, we had $203,000 of remaining notes receivable from stockholders outstanding. The remaining notes outstanding consist of several notes due in January 2005 from certain of our current and former employees. We intend to vigorously pursue collection on these stockholder notes receivable when and as they become due.

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

Liquidity and Capital Resources

As of September 30, 2004, we had no outstanding bank, other borrowings or notes payable, and we had $23.6 million of cash, cash equivalents and short-term investments, as well as $1.0 million of restricted cash and $2.0 million of long-term investments.

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

Net cash used in operating activities was $44.7 million and $31.9 million for the nine months ended September 30, 2003 and 2004, respectively, and primarily related to cash utilized to fund net losses and changes in our working capital, including the payment of annual cash bonuses to employees, which resulted in decreases to other accrued liabilities and accrued payroll in each period.

Net cash used in investing activities was $3.4 million and $6.3 million for the nine months ended September 30, 2003 and 2004, respectively. Net cash used in investing activities for the nine months ended September 30, 2003 primarily related to the purchase of capital equipment to operate our solutions. Net cash used in investing activities for the nine months ended September 30, 2004 primarily related to capitalized internal use software development costs and the purchase of capital equipment to operate our solutions, which were partially offset by net sales of marketable investments.

Net cash provided by financing activities was $51.3 million and $48.3 million for the nine months ended September 30, 2003 and 2004, respectively. Net cash provided by financing activities for the nine months ended September 30, 2003 and 2004 primarily related to fees received from Novation under the fee level provisions of the Outsourcing Agreement, as amended, which, in the nine months ended September 30, 2003, was partially offset by repayments of notes payable.

In April 2001, we entered into a revolving credit agreement with VHA. Under this credit agreement, as amended in February 2002, December 2002 and December 2003, we are able to borrow funds until December 31, 2004 up to an amount based on a specified formula dependent on the gross volume of transactions through Marketplace@Novation. Funds that we borrow under this credit agreement bear interest at the prime rate plus 2.75% per year and are secured by substantially all of our assets. All amounts outstanding under this line of credit, both principal and interest, are due and payable on December 31, 2004, if not repaid sooner. In the event that we (i) sell any of our stock as part of an equity financing, (ii) obtain funding in connection with a debt financing or other lending transaction that is either unsecured or subordinate to the lien of VHA under the credit agreement or (iii) enter into a debt financing or other lending transaction secured by assets we owned as of the date we entered into the credit agreement, then the maximum we could potentially borrow under the credit agreement will be reduced by an amount equal to the cash proceeds we receive from any of these transactions. During 2003, we repaid all amounts outstanding under the line of credit, including accrued interest, and amended the line of credit to reduce its capacity from the original $25.0 million to $15.0 million. As of September 30, 2004, there was no balance outstanding and there was $15.0 million of remaining capacity available to us under the line of credit.

We currently anticipate that our available funds, consisting of cash and cash equivalents, combined with those funds we expect to generate from operations and funds available to us through our line of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of any expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Hospitals and suppliers might not accept our business model of providing Web-based supply chain management solutions for the healthcare industry and, as a result, we may not succeed in increasing our revenue and controlling our expenses to the extent necessary to be cash flow positive beyond 2004. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we might need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We also might need to curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. If our management decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our stock or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If participants in the healthcare supply chain do not accept our business model of providing solutions designed to improve efficiencies in the healthcare supply chain, demand for our solutions may not develop as we expect and the price of our common stock may decline

We have focused our efforts on developing solutions that address the inefficiencies in the healthcare supply chain. This business model is new and unproven and depends upon participants in this market adopting a new way of doing business and exchanging information. Participants, other than VHA and UHC member hospitals, have been reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement and sale processes. Some participants may prefer to use traditional methods of doing business, such as using paper catalogs and exchanging information in person or by phone. Additionally, some participants, especially suppliers, may not be willing to use our solutions because of our ownership structure and because the main source of our business is with the country’s largest GPO. If participants in the healthcare supply chain do not accept our business model, demand for our solutions may not develop as we expect and the price of our common stock could decline.

Our main source of business is derived from the solutions we provide through Marketplace@Novation, and we rely on our relationship with Novation, VHA and UHC to drive participation in Marketplace@Novation. As a result, our business may be seriously harmed if these relationships are materially altered or terminated

Our main source of business is derived from the solutions we provide through Marketplace@Novation. We have relied, and expect to continue to rely, significantly on our relationship with Novation, VHA and UHC to bring hospitals and suppliers to Marketplace@Novation. We rely on Novation to assist us in attracting suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, or suppliers do not value participation with Novation, our business will suffer. We rely significantly on VHA and UHC to assist us in recruiting and retaining hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

If we do not meet the expectations of Novation, VHA and UHC for the functionality of Marketplace@Novation, the main source of our business could either be reduced or terminated, and our business would be seriously harmed

Under the Fourth Amended Agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the Fourth Amended Agreement could be terminated, which would seriously harm our business and financial results.

Our solutions and fee model are untested and their acceptance is not assured

Our solutions are either of recent introduction or are currently under development, and their acceptance by our existing and potential customers is therefore untested and uncertain. Obtaining the acceptance of our solutions from suppliers and hospitals outside of VHA and UHC has proven difficult. If hospitals associated with VHA and UHC, as well as other hospitals and suppliers, do not value our solutions and are not willing to pay for our solutions, it would have a serious negative impact on our ability to grow our business.

We have a history of losses, anticipate incurring losses in the foreseeable future and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $46.2 million for the nine months ended September 30, 2004. In addition, as of September 30, 2004, we had an accumulated deficit of $738.9 million. We have not achieved profitability and we expect to continue to incur operating losses in future quarters, primarily as a result of costs relating to the amortization of the stock we issued to VHA and UHC and the costs and expenses relating to executing our strategy of developing solutions and services to address healthcare supply chain inefficiencies. We cannot assure you that we will ever be profitable.

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

If the future costs required to integrate the systems of hospitals purchasing through Novation are substantially higher than we anticipate, we may not realize the full benefits of our agreement with Novation

If we were delayed or unable to integrate the systems of these hospitals, our financial situation would be adversely affected. In addition, under our agreement with Novation, we must meet detailed functionality and service level requirements. To the extent we are unable to or are delayed in providing this functionality, we may be unable to attract hospitals and suppliers to use our solutions and our financial situation may be adversely affected. We incur significant costs in developing and supporting our solutions and in integrating with hospitals’ and suppliers’ information systems, and we may never generate sufficient fees to offset these costs.

Because our supply chain partners are also our stockholders or are affiliated with our stockholders, we may find it difficult to attract competing companies to use our solutions

Our supply chain partners are also our stockholders or are affiliated with our stockholders or have strategic relationships with us. For example, VHA and UHC, the owners of Novation, owned 8.6 million and 2.1 million shares of our common stock, respectively, as of September 30, 2004. As of September 30, 2004, VHA and UHC owned 42.9% and 10.6%, respectively, of our outstanding shares of common stock. These relationships may deter other potential customers, particularly those that compete directly with Novation, VHA or UHC, from using our solutions due to perceptions of bias in favor of one party over another. This could limit the array of solutions we offer, damage our reputation and limit our ability to maintain or increase the number of our customers.

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue in order to grow our revenue

We generate the substantial majority of our business from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. During the last nine quarters our fees were limited by these quarterly maximums. We expect that our fees will continue to be limited by these maximums in the fourth quarter of 2004 and in future periods. Consequently, we must generate increased non-related party revenue in order to grow our revenue. In mid-2005, we expect that the significant majority of the capitalized partnership costs will be fully amortized and, as a result, our total revenue will increase substantially beginning in the quarter that our gross related party revenue is initially no longer offset by amortization of capitalized partnership costs. However, we still believe that we must generate non-related party revenue growth in order to show improved operational results.

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

We expect that a significant portion of the products and services used by hospitals that are sold through Marketplace@Novation will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant negative impact on the value of Marketplace@Novation and, consequently, our business

We expect that a significant portion of the products to be sold through and data to be generated from Marketplace@Novation will come as a result of the participation of a limited number of key manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the value of Marketplace@Novation to our hospital customers would be reduced and our ability to generate revenue-producing data for our customers would also be reduced.

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

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of September 30, 2004, we had $23.6 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash, $2.0 million of long-term investments and no outstanding borrowings or notes payable.

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

Our operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	changes in the fees we charge users of our solutions;

•	the number and timing of new suppliers that sign up to use our solutions and our ability to implement and train them, as well as the number and timing of suppliers who re-sign to use our solutions;

•	the timing of any expenses incurred in enhancing our solutions;

•	the timing and size of any future acquisitions;

•	the timing and size of Neoforma DMS deals;

•	the amount of related party revenue we offset by amortization of partnership costs; and

•	the extent of software development efforts qualifying for capitalization.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage any future growth and organizational changes, we may not be able to manage our business efficiently and may be unable to execute our business plans

We have, in the past, grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997, to 284 as of September 30, 2004, although the number of employees has not grown consistently. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

We will be required to evaluate our system of internal control over financial reporting and our independent auditors will be required to attest to its effectiveness. If material weaknesses are identified in our internal control over financial reporting, if we fail to timely complete our assessment or if our assessment is not completed in time for our independent auditors to complete their assessment on a timely basis, then we could be subject to regulatory sanctions and a loss of public confidence in our internal controls

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2004, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal year. Furthermore, our independent auditors will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment or if our assessment is not completed in time for our independent auditors to complete their assessment on a timely basis, then we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

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

The connectivity agreement that we have with GHX expires in August 2005, and unless this agreement is extended, or we enter into a new agreement with GHX, we may have difficulty ensuring proper connectivity with certain of our supplier customers or we may have to expend resources re-connecting certain suppliers to Marketplace@Novation

We extended by one-year a three-year connectivity agreement we signed with GHX in 2001. This agreement will expire in August 2005 unless both we and GHX elect to extend it or we both decide to enter into a new agreement. Some of our supplier customers use GHX to connect to our hospital customers, and without an agreement with GHX, we may have to re-establish connectivity with those suppliers, which would cause us to expend resources which might reduce our ability to provide timely service to other customers and temporarily reduce our ability to collect transaction data.

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our business

We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business would be harmed. We rely on trademark, copyright, patent and trade secret laws to protect our proprietary rights. We have registered several marks including NEOFORMA and associated logos. We have applied for patents regarding certain of our business processes, including our Success Tracker customer value product. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

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

We may be subject to intellectual property claims, and if we were to subsequently lose our intellectual property rights, we could be unable to operate our current business

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Any claims regarding our intellectual property, with or without merit, could be time-consuming and costly to defend, divert management attention and resources or require us to pay significant damages. License agreements may not be available on commercially reasonable terms, if at all. In addition, there has been a large number of patent applications related to the use of the Internet to perform business processes. Enforcement of intellectual property rights in the Internet sector will become a greater source of risk as the number of business process patents increases. The loss of access to any key intellectual property right, including use of the Neoforma brand name, could result in our inability to operate our current business.

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

Our failure to comply with applicable federal and state healthcare fraud and abuse laws could subject us and our GPO partners and customers to civil and criminal liability and disrupt our operations

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including, but not limited to, our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our solutions. The GPO industry has been the subject of a series of critical newspaper articles and has been investigated by the United States Senate Judiciary Committee, which has set practice guidelines for the GPO industry. Because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and, consequently, our stock price. In particular, violations of fraud and abuse laws are punishable by civil and criminal fines and penalties, which could result in restrictions on our operations, increased costs of compliance with remedies and restructuring of our financial arrangements with our GPO and supply chain partners.

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

Securities class action lawsuits in which we have been named, relating to investment banking practices in connection with our initial public offering, may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our IPO by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters for our IPO, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and Fleet Boston Robertson Stephens, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. We agreed to a settlement agreement that was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. Although we have agreed to settle the suits, if the settlement is not finalized, the suits could be time-consuming, costly to defend and require us to pay significant damages.

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

Because VHA and UHC collectively beneficially own a majority of our stock, they have substantial control over all matters requiring stockholder approval and significant sales of stock held by them could have a negative effect on our stock price

As of September 30, 2004, VHA and UHC beneficially owned 42.9% and 10.6%, respectively, of our outstanding common stock. As a result of their ownership positions, VHA and UHC individually are able to significantly influence, and collectively are able to control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of VHA and UHC or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Because our investments mature within two years, a hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by approximately $29,000 per year.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years

	2004	2005	2006	2007	2008
Short-term and long-term investments:
Fixed rate short-term investments	$11,497	—	—	—	—
Fixed rate long-term investments	—	$999	$2,068	—	—
Average interest rate	1.85%	2.45%	2.78%	—	—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity and Use of Proceeds

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

Date: November 9, 2004	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME

Andrew L. Guggenhime Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.