Form 10-K
period 2004-12-31
NEOFORMA INC
filed 2005-03-16
CIK 1096219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For The Transition Period From ____________ To ____________

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

As of June 30, 2004, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant, based on the closing price for the Registrant’s common stock on The Nasdaq National Market on such date, was $100,154,223. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s common stock outstanding on March 9, 2005 was 20,618,672.

Neoforma, Neoforma.com, Neoforma Order Management Solution, Neoforma OMS, Neoforma Contract Management Solution, Neoforma CMS, Neoforma Data Management Solution, Neoforma DMS, Neoforma Materials Management Solution, Neoforma MMS, NeoConnect, Healthcare Products Information Services, HPIS, Med-ecom, Medcontrax, Neoforma Success Tracker and the Neoforma logo are some of our trademarks or service marks. Other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I

FORWARD LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Operating Results” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

ITEM 1.	Business

Our Company

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our supply chain management solutions are designed to enable efficient collaboration among hospitals and their suppliers, helping them to reduce operational inefficiencies, lower costs and improve their financial health. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies and data sources, dependence on manual processes and highly complex pricing structures, which have led to major inefficiencies. These inefficiencies lead to slower, error-prone transactions and increased overhead and costs for hospitals and suppliers. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to increase efficiencies in their supply chain to improve their overall margins. Our comprehensive solutions make it easier for the participants in the healthcare supply chain, principally hospitals, group purchasing organizations, or GPOs, and suppliers, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Using our solutions, these organizations can improve efficiencies, reduce costs, increase revenue and improve capital allocation.

We serve more than 1,600 customers, including many of the nation’s leading hospitals and suppliers. We have a contractual relationship with Novation, LLC, VHA Inc., University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International, LLC, or HPPI, under which these organizations have agreed to use us as their exclusive e-commerce provider for supply chain management. Novation is the supply chain management company for VHA, an alliance of not-for profit hospitals, health systems and their affiliates, and UHC, an alliance of academic medical centers and associate members. We currently generate a significant majority of our business through our Novation, VHA and UHC relationships. The hospital members of VHA and UHC utilize Marketplace@Novation®, an online healthcare supply exchange, to access e-commerce services and information tools that allow them to improve their order management and contract management processes. We also have contracts with VHA and UHC to sell and market data management services to their member healthcare organizations. As of December 31, 2004, VHA and UHC beneficially owned 42.4% and 10.5%, respectively, of our outstanding common stock.

In addition, we have a contractual relationship with Consorta, Inc., a group purchasing and resource management company, to sell and market data and order management services to its member healthcare organizations.

Our core strategy is to help hospitals operate more effectively and improve their financial health. Our principal focus, therefore, is on helping our hospital and GPO customers address the inefficiencies in the healthcare supply chain by providing a valuable combination of technology, information and services. We believe our success with our hospital and GPO customers will help drive our success with our supplier customers. We utilize our existing relationships with hospitals and strategic partners, and seek new relationships with key participants in the healthcare supply chain, to provide additional opportunities to sell our solutions and to develop and sell new products and services into that customer base. Our solutions are focused on the healthcare supply chain, and we will continue to work to address broader and deeper areas of this supply chain to help hospitals improve their financial health.

We were incorporated in California in 1996 and reincorporated in Delaware in 1998. Our headquarters is located at 3061 Zanker Road, San Jose, CA 95134, and our telephone number is (408) 468-4000. Our Web site is www.neoforma.com. We are not including the information contained on our Web site as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. Through our Web site, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other materials, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission.

Recent Developments

On January 11, 2005, we announced that we had retained Merrill Lynch & Co. as our financial advisor to assist us in evaluating our strategic alternatives, including a possible sale of the company or merger transaction, to achieve greater stockholder value. We anticipate that any such change in control transaction will require the consent of VHA and UHC. We cannot assure you that any particular alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated.

On January 26, 2005, we announced that, in connection with our decision to evaluate strategic alternatives, Novation and we each had engaged independent consultants to assess the technology, information, services and pricing provided by us to Novation, VHA, UHC and their member hospitals under our exclusive outsourcing agreement, and that, although we believe the current quarterly maximum payment under the outsourcing agreement is reasonable, Novation had advised us that its assessment could result in a formal request to reduce the quarterly maximum payment.

Industry Background

The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies, dependence on manual processes and highly complex pricing structures, that have led to major inefficiencies. Supply chain costs represent the second largest expenditure category and approximately 25% to 30% of the average hospital’s operating expenses. There are thousands of suppliers selling to numerous healthcare provider sites, including approximately 5,800 hospitals in the United States. The materials management or information systems or other technology in which hospitals and suppliers have invested generally do not communicate with each other, either within an organization or between organizations. Hospitals generally have made fewer technology investments in supply chain initiatives as compared to other organizations in other industries, and their technologies are often out-of-date. As a result, many hospitals and their suppliers remain reliant on manual processes – primarily phone, fax and paper. In addition, participants in the healthcare supply chain frequently use complicated purchasing contracts and trade agreements, often negotiated by a GPO or supply management company, to facilitate the purchase of goods and services, adding another stakeholder and layer of complexity to the industry. Discrepancies in price, miscommunication and inaccurate or missing information lead to slower, error-prone transactions for all participants, higher costs for hospitals and increased overhead for suppliers. An industry study, which we co-sponsored, entitled “The Value of eCommerce in the Healthcare Supply Chain,” dated June 2001, estimated that these inefficiencies result in overall waste of two percent to 10% of total spending in the industry.

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

Our Customers and Solutions

We deliver supply chain management solutions, utilizing a combination of technology, information and services, to enable effective collaboration among hospitals and suppliers, helping them to reduce operational inefficiencies and lower costs. Our customers principally consist of hospitals, GPOs and suppliers. We offer our customers solutions to address several main areas in the healthcare supply chain, including order management, contract management, data management, market intelligence and materials management.

We offer our hospital customers solutions to address:

•	Order management: Neoforma Order Management Solution™, or Neoforma OMS;

•	Contract management: Neoforma Contract Management Solution™, or Neoforma CMS;

•	Data management: Neoforma Data Management Solution™, or Neoforma DMS; and

•	Materials management: Neoforma Materials Management Solution™, or Neoforma MMS.

We offer our GPO customers solutions to address:

•	Order management: Neoforma OMS;

•	Contract management: Neoforma CMS; and

•	Data management: Neoforma DMS.

We offer our supplier customers solutions to address:

•	Market intelligence: HPIS Market Intelligence and Neoforma Pharmaceutical Market Intelligence;

•	Order management: Neoforma OMS;

•	Contract management: Neoforma CMS and Neoforma CMS for Contract and Rebate Management Services and Reporting; and

•	Materials management: Neoforma MMS.

Our solutions are designed to enable hospitals, GPOs and suppliers to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Our solutions are designed to complement and augment our customers’ existing supply chain business processes, and we offer these solutions individually or jointly. Our principal focus is on helping our hospital and GPO customers address the inefficiencies in the healthcare supply chain to empower them with the strategic information they need to operate their supply chain more effectively.

Hospitals and Group Purchasing Organizations

Supply expenditures represent approximately 25% to 30% of an average hospital budget and are the second largest expenditure category, behind labor. Our supply chain management solutions help hospitals streamline their supply chain and reduce their supply chain costs by (i) automating manual, paper-based processes, (ii) increasing contract utilization and (iii) providing better visibility into supply spend.

GPOs and supply management companies encounter a variety of purchasing and contracting challenges, including lengthy contracting processes, difficulties associated with providing accurate and timely contract information to their member healthcare organizations, reduced levels of contract compliance due to off-contract buying, incomplete member purchase history data and delayed supplier sales reporting. Through our solutions, GPOs and supply management companies can (i) provide information on their negotiated contracts to their hospital customers in a timelier manner, (ii) improve the quality and accuracy of their contract and related product information, (iii) gain access to detailed information regarding contract utilization, buying patterns and purchasing history and (iv) improve their ability to verify the accuracy of fee, sales and revenue information. As a result, our solutions enable GPOs and supply management companies to improve their service offerings to their customers and reduce their operating costs.

Order Management

Neoforma Order Management Solution, or Neoforma OMS

We address the day-to-day order management aspect of the healthcare supply chain with Neoforma OMS. Neoforma OMS streamlines healthcare supply purchasing by simplifying and automating day-to-day activities. Combining Web-based functionality, discrepancy management tools and connectivity, Neoforma OMS is designed to generate significant savings for hospitals and their suppliers through increased electronic transactions and by helping to resolve order discrepancies faster. In addition, Neoforma OMS provides hospitals and their suppliers with valuable information to help them reduce supply chain costs. For VHA and UHC member hospitals, we deliver Neoforma OMS as part of Marketplace@Novation, and we receive payment from Novation for the services we provide to these hospitals. We also sell Neoforma OMS to members of Consorta and to hospitals that are not members of VHA, UHC or Consorta.

The key components and benefits of Neoforma OMS to hospitals include:

•	Connectivity. Using our proprietary NeoConnect™ platform and rapid implementation methodology, we connect hospitals’ materials management information systems, or MMIS, to their suppliers’ enterprise resource planning, or ERP, systems. We connect to multiple types of hospital MMIS and supplier ERP systems, and we utilize a single data format, either electronic data interchange, or EDI, or extensible markup language, or XML, which are document standards typically used in the healthcare industry. We enable hospitals to connect to their suppliers using a single communication protocol and data format, reducing the costs to the hospitals and their suppliers of creating and maintaining connections.

Neoforma OMS provides hospitals with electronic access to a broad group of suppliers, as well as the ability to support multiple document types, enabling hospitals to increase automation and accuracy. Broader connectivity to suppliers enables hospitals to conduct more of their supply transactions electronically, creating significant time and cost savings.

•	Online discrepancy management tools. We believe Neoforma OMS is the most comprehensive solution in the healthcare supply chain for identifying and resolving discrepancies in day-to-day ordering activities. Neoforma OMS allows purchasing teams within hospitals to identify, track and review order discrepancies in real-time before the orders get to the invoice stage. Using Neoforma OMS, hospitals and their suppliers are immediately alerted to price discrepancies, rejected line items, part number discrepancies, backorders, items on hold and added line items. By resolving issues and discrepancies prior to the invoice stage and increasing accuracy throughout the ordering process, hospital purchasing and accounts payable departments can avoid costly rework, capture payment discounts and provide more responsive service to internal customers and clinicians.

•

Online order status.    Neoforma OMS provides hospitals with faster access to ordering information from their suppliers, including instant access to confirmations, expected ship dates and advance ship notices, enabling hospital purchasing departments to stay apprised of the status of their orders and to quickly take action to resolve availability and substitution issues. Hospital purchasing departments can check the status of orders online instead of calling their supplier customer service representatives.

•	On-demand reports. Hospital users of Neoforma OMS can access a number of detailed, on-demand reports, enabling them to gain visibility into transactions and make better decisions for their businesses. These reports provide hospital users the ability to identify disparate pricing within a hospital or between two or more hospitals in the same hospital system and to monitor spending across a hospital system, including spending in departments that typically make purchases outside of the materials department, such as food and pharmacy. All of the reports can be filtered, searched and downloaded into multiple formats.

In 2004, we introduced pharmacy supply analysis reporting tools to enable VHA and UHC member hospitals to efficiently manage their increasing pharmacy costs. These reports, which are available through both Neoforma OMS and Neoforma CMS, help hospitals verify that invoice and contract prices match, identify contract opportunities, maximize their contract tiers and obtain failure-to-supply refunds.

Contract Management

Neoforma Contract Management Solution, or Neoforma CMS

Neoforma CMS is a Web-based solution that enables hospitals to reduce supply costs through improved utilization of contracts, fewer price discrepancies and faster, better-informed decision-making. We deliver Neoforma CMS to VHA and UHC member hospitals as part of Marketplace@Novation, and we receive payment from Novation for the services we provide to these hospitals.

The key components and benefits of Neoforma CMS provided to VHA and UHC hospitals through Marketplace@Novation include:

•	Contract catalog. Using Neoforma CMS, hospitals can access contract, product and pricing information for products that are covered by negotiated contracts. Neoforma CMS enables VHA and UHC member hospitals that participate in Novation’s purchasing program to access the complete contract and product portfolio of Novation, as well as to add and edit their own local and national contracts, through one system. For VHA and UHC member hospitals, we populate Neoforma CMS with data sourced directly from Novation and its suppliers, which enables us to alert users to new contracts and contract updates so they will have the latest product and pricing details for items under contract. By providing this accurate and up-to-date product and contract information, Neoforma CMS helps hospitals eliminate costly mistakes and optimize their use of negotiated contracts, which can ultimately reduce their supply costs. We provide tools that enable users to search for product and contract information, view detailed contract terms and export contract data into their MMIS.

•	On-demand reports. Through Neoforma CMS, we provide on-demand report generation capabilities that allow hospitals to track purchase trends and gain visibility into and analyze contract spending, across both the materials and pharmacy departments. Hospitals can use these reports to reduce total supply spend through increased contract compliance and standardization.

In 2004, we introduced pharmacy supply analysis reporting tools to enable VHA and UHC member hospitals to efficiently manage their increasing pharmacy costs. These reports, which are available through both Neoforma OMS and Neoforma CMS, help hospitals verify that invoice and contract prices match, identify contract opportunities, maximize their contract tiers and obtain failure-to-supply refunds.

•

Online collaboration.    Neoforma CMS enables hospitals to communicate and interact with their suppliers online, helping hospital materials managers, contract agents and buyers to reduce product and price discrepancies. To expedite product updates, hospitals can initiate and collaborate on product setup and pricing changes with their suppliers through online forms, and email notifications are sent when changes are made. This component of Neoforma CMS is available currently only on a limited basis, but we are seeking ways to expand the availability of this functionality.

•	Online product catalog. Neoforma CMS enables VHA and UHC member hospitals to access detailed, up-to-date product information on more than 650,000 products across most major areas of hospital spending, enabling hospital users to reduce product identification errors. Hospital users can access comprehensive product information provided by their suppliers, including product names, descriptions and manufacturer product numbers to find products and to research and source products more easily when backorders occur.

Data Management

Neoforma Data Management Solution, or Neoforma DMS

For hospitals, Neoforma DMS includes a data cleansing, spend intelligence and maintenance solution that enables hospitals to significantly improve the accuracy of their item and vendor master data files. Hospitals typically have large amounts of item and vendor data stored in their MMIS or ERP systems. They are challenged by out-of-date product information, duplicate entries, inaccurately entered information, obsolete item and vendor records, incorrect prices and incorrect part numbers. Furthermore, the item data typically have poor descriptions and are often poorly categorized or not categorized at all. For hospitals, these issues increase the potential to overspend when an order is placed, lead to price and item discrepancies that require intervention and resolution with their suppliers. In addition, these issues make it difficult for users to source products and hamper their ability to perform meaningful spending analysis to prioritize their cost reduction efforts. Neoforma DMS cleanses, normalizes, enriches and categorizes MMIS master data. With improved item and vendor master files, hospitals can improve the return on their investment in MMIS and ERP systems, analyze variations in pricing and product orders, generate valuable reports on supply spend, better analyze product utilization and standardize products to reduce supply costs. We have contracts with VHA, UHC and Consorta to sell and market Neoforma DMS to their member healthcare organizations. We sell Neoforma DMS to VHA and UHC member healthcare organizations under contracts separate from our Marketplace@Novation agreements.

For GPOs, Neoforma DMS cleanses and categorizes contract and related product information that they publish to their member healthcare organizations.

The key components and benefits of Neoforma DMS to hospitals and GPOs include:

•	Data cleansing. Neoforma DMS cleanses data files using a combination of powerful technology and industry expertise to help ensure high quality results. The technology is capable of processing a high volume of records with increased accuracy as compared to manual methods. The industry expertise is provided by medical professionals representing numerous medical specialties. This combination of technology, information and services increases the accuracy of a hospital’s MMIS item and vendor master files to enable the hospital to improve its day-to-day operations and make better strategic decisions.

•	Data categorization. Neoforma DMS offers comprehensive categorization services. We support the United Nations Standard Products and Services Code®, or UNSPSC®, classification system, which is increasingly being adopted as a standard by participants in the healthcare supply chain. Classification to UNSPSC enables our customers to better find supplies for procurement in a given category, better analyze expenditures, including facilitating roll-up and drill-down capabilities, and better perform strategic sourcing. In addition to our support of UNSPSC, we also have the capability to categorize products to customer-specific or custom schema.

•

Data enrichment.    Neoforma DMS provides rich product attribute data that supports improved reporting, identification of functional equivalents and product standardization. Hospitals benefit when they are able to identify medical products from various vendors that are functionally equivalent and when they are able to standardize their purchasing from a particular vendor, increasing their contract utilization with that vendor and reducing their costs for that item.

•	Operational and spend intelligence reporting options. Clean, accurate and complete item and vendor master files create the foundation for hospitals to generate advanced reports to analyze spending and identify pricing and contracting opportunities. Neoforma DMS helps hospital purchasing and materials managers understand where savings and cost efficiencies can be realized, allowing their organizations to consolidate and standardize purchasing for maximum cost reduction. Reports available through Neoforma DMS include both data processing and spend intelligence reports. Data processing reports include inactive products which need to be removed, duplicate products which can be consolidated, active products and vendors which need to be maintained on an ongoing basis, product descriptions that are cross-referenced between the hospital’s and the vendor’s product information for accuracy and custom reports that include abbreviated product descriptions specific to the hospital’s MMIS or ERP system. Spend intelligence reports include pricing and contract analysis for overall spending, utilization analysis for identifying standardization opportunities, benchmark analysis enabling peer comparisons for category and average price spend and vendor analysis for managing vendors.

Materials Management

Neoforma Materials Management Solution, or Neoforma MMS

Neoforma MMS enables hospitals to manage inventory and requisitions, issue purchase orders, receive products and manage other components of the materials management process. In comparison to conventional materials management information systems, Neoforma MMS is designed to offer hospitals superior flexibility, process control and ease of use. At this time, we are supporting those hospitals using Neoforma MMS, but we are not actively selling Neoforma MMS as a standalone offering to new customers.

The key components and benefits of Neoforma MMS to hospitals include:

•	End-to-end materials management. Neoforma MMS enables hospital users, principally directors of materials management, buyers and receiving staff, to oversee their materials management process.

•	Web-based approach. Neoforma MMS is deployed as a hosted solution, so that hospitals are not required to install software on their internal systems. This enables users to avoid the infrastructure, maintenance and upgrade efforts of, and subsequent costs to, their information technology, or IT, departments. Neoforma MMS offers a familiar browser-based interface, including drop-down lists and simple forms, to reduce the need for extensive training and to enable users to rapidly understand the features and functions.

•	Point-of-use control over inventory. Neoforma MMS is compatible with handheld computing devices, including wireless tablet personal computers for bar code scanning, inventory usage tracking, inventory transfers, physical inventory counts, requisitioning, ordering and receiving. These devices allow hospitals to have point-of-use control over inventory, which reduces time-consuming, paper-based processes for reporting inventory in remote inventory locations. Additionally, these handheld devices reduce the risk of re-keying errors associated with manual processes.

•	Designed for healthcare. Neoforma MMS was built and designed to provide materials management capabilities in the context of the healthcare supply chain, based on an understanding of the unique needs and processes of hospital organizations, including multiple clinical departments, IT resources and training needs. Neoforma MMS offers full support for various electronic document types, requires minimal customization and can be used in connection with Neoforma OMS and Neoforma DMS.

Marketplace@Novation

We develop, implement and support supply chain management solutions for Marketplace@Novation, an online healthcare supply exchange provided by Novation for VHA and UHC member hospitals and their suppliers. Marketplace@Novation utilizes Neoforma OMS and Neoforma CMS, as well as pharmacy supply analysis tools that help VHA and UHC hospitals reduce total pharmacy spend by identifying contract opportunities and more effectively managing their contract purchases. The payments we receive from Novation in connection with Marketplace@Novation currently account for the substantial majority of our fees, and we anticipate that this will continue for the foreseeable future.

In order to cross-sell our other solutions, we leverage our relationships with Novation hospitals and their suppliers that have contracted with us to use Marketplace@Novation.

Suppliers

Suppliers, both manufacturers and distributors, face intense competition and margin pressures. Our supply chain management solutions help suppliers (i) reduce their operating expenses by automating manual processes, reducing transaction costs, providing contract management services and making their customers more efficient, (ii) improve cash flow by reducing days sales outstanding, or DSO, (iii) increase their service levels to their hospital customers, (iv) increase their revenue by increasing the efficiency of their sales people and by more efficiently utilizing direct and indirect channel resources and (v) gain visibility regarding market share.

Market Intelligence

Neoforma sells market intelligence offerings to medical-surgical and pharmaceutical manufacturers that sell through distributors.

HPIS Market Intelligence

We provide market intelligence reporting to medical-surgical manufacturers and distributors. HPIS Market Intelligence helps these suppliers identify market opportunities, measure market share and evaluate sales force performance and management. The team in our HPIS Market Intelligence business unit acquires detailed, transactional data from the leading medical-surgical distributor members of the Health Industry Distributors Association, or HIDA, and then aggregates, normalizes, indexes and reports on this transactional data. Healthcare manufacturers and distributors use this standardized and customized critical market intelligence to develop strategies to optimize their market performance.

For manufacturers, HPIS Market Intelligence provides:

•	Market share information by product or product category;

•	Competitive market share information by geographic area;

•	Sales performance information, including competitive performance, defined by sales areas; and

•	Sales and market share trends over time.

For distributors, HPIS Market Intelligence provides:

•	Sales and market share information defined by manufacturer product, product category and geographic region; and

•	Distributor sales performance information compared to market trends.

Neoforma Pharmaceutical Market Intelligence

We also provide market intelligence reporting to pharmaceutical manufacturers. Neoforma Pharmaceutical Market Intelligence helps pharmaceutical manufacturers gain key strategic insights into their sales volume, market share and contract compliance. Currently, we provide these reports to pharmaceutical manufacturers that sell products through the Novation contract portfolio within the VHA and UHC member hospital base. We are seeking to expand our GPO and hospital relationships to provide these strategic insights to pharmaceutical manufacturers that sell products through other contract portfolios and to other hospitals.

Our data are aggregated from a variety of pharmaceutical wholesalers and purchased data sources and are delivered to manufacturers in a series of Web-based and offline reports that include:

•	Pharmacy purchasing volume by hospital and product, which provides manufacturers with visibility into all sales of their products, whether on or off-contract, to a customer, allowing them greater visibility into their sales trends;

•	Market share by generic equivalents, which allows manufacturers to measure the performance of their products and identify specific areas of opportunity;

•	Market share by American Hospital Formulary Service therapeutic class, which enables manufacturers to compare their products’ performance with the performance of competing products in the same therapeutic class;

•	Compliance by contract, which helps manufacturers identify missed sales opportunities and target key customers that are not complying with existing contracts; and

•	Market share by contract, which provides manufacturers with insight into the market share performance of their contracted products at the GPO, integrated delivery network, or IDN, and hospital level.

These reports deliver visibility down to the hospital facility level, enabling pharmaceutical manufacturers to maximize the impact of their contracting and sales efforts.

Order Management

Neoforma OMS

Many of the key components of Neoforma OMS for suppliers are similar to the key components for hospitals, including connectivity, online discrepancy management tools, online order status and on-demand reports. We deliver Neoforma OMS both as part of and separate from Marketplace@Novation agreements. Many of the key benefits to suppliers are also similar to the key benefits for hospitals, including:

•	Increased automation and improved order accuracy throughout the ordering process;

•	Reduced costs for creating and maintaining connections by using a single communication protocol and data format to connect;

•	Significant time and cost savings from broader connectivity that enables them to conduct more of their supply transactions electronically;

•	Accelerated resolution of discrepancies; and

•	Increased visibility into transactions and increased ability to make better decisions for their businesses by using detailed, on-demand reports.

The key components and benefits of Neoforma OMS unique to suppliers include:

•	The ability to convert customers with whom they previously had communicated by phone or fax, to electronic connections, reducing the burden and expense of servicing customers;

•	The ability to proactively manage order discrepancies with their hospital customers, before the orders get to the invoice stage, allowing suppliers to reduce DSO and spend less time on customer support and more time selling; and

•	Improved customer satisfaction levels and reduced customer service and sales personnel costs made possible by enabling hospital purchasing teams to check the status of orders online instead of calling their customer service representatives.

Contract Management

Neoforma CMS

Neoforma CMS provides a secure, online environment that allows suppliers to communicate contract and product information with hospital customers and to collaborate with hospitals on new contract setup and price changes. Neoforma CMS is currently available for use by supplier customers that have contracts with Novation and that sell to VHA and UHC member hospitals and to hospital customers that are members of VHA and UHC and participate in Novation’s purchasing program. Using Neoforma CMS, suppliers can reduce contract and marketing administration costs through more effective communication and fewer price discrepancies with their customers. We deliver Neoforma CMS as part of Marketplace@Novation.

Many of the key components of Neoforma CMS for suppliers are similar to the key components for hospitals, including a contract catalog, an online product catalog, online collaboration and on-demand reports. The online collaboration component of Neoforma CMS is currently available only on a limited basis, but we are seeking ways to expand the availability of this functionality. Many of the key benefits of Neoforma CMS for suppliers are also similar to the key benefits for hospitals, including:

•	Elimination of costly mistakes and optimized use of negotiated contracts by using online access to contract, product and pricing information for products covered by negotiated contracts, populated with data sourced directly from suppliers;

•	Reduced product and price discrepancies using online communication and interaction between hospitals and suppliers; and

•	Expedited product updates by collaborating on product setup and pricing changes through online forms.

The key components and benefits of Neoforma CMS unique to suppliers include:

•	The ability to display comprehensive contract information and updates, provide a single, centralized place where their hospital customers can find complete contracts and related documents, enabling their hospital customers to quickly search for contract information using simple and advanced search techniques, and where they can provide contact information so their hospital customers can more quickly implement contracts. These features can improve a hospital’s awareness of a supplier’s Novation contracts to improve the utilization and reduce the cost of administering contract purchases;

•	Utilization of a single form to initiate and approve product and price updates for multiple items, utilize product information from the product catalog to populate online forms, create an audit trail for issue resolution and use contact lists to find and select hospital customer contacts and initiate collaboration with these customers; and

•	The ability to provide their VHA and UHC member hospital customers with detailed, up-to-date product information. Suppliers can enable their hospital customers to access comprehensive product information, including product names, descriptions and manufacturer product numbers to find products and to research and source products more easily when backorders occur.

Neoforma CMS for Contract and Rebate Management Services and Reporting

In addition to the offering described above, we provide contract and rebate management services and sales reporting services primarily to medical-surgical manufacturers that sell through distributors. Our Neoforma CMS for Contract and Rebate Management Services and Reporting includes tools for manufacturers to improve sales operations by validating rebate payments from distributors, analyzing sales tracing data from distributors, maximizing contract compliance, tracking sales through GPO contracts and managing accruals and rebate processing activities. Manufacturers use these services to keep track of products sold through distributors and across a range of distributors and to improve the management of the contract pricing and rebate processes with their distributors.

The key components and benefits of Neoforma CMS for Contract and Rebate Management Services and Reporting to suppliers include:

•	Data procurement. We obtain data from multiple distributors. We identify duplicate or missing files and data inconsistencies and work with distributors to fix any issues, cleansing and standardizing incoming data for manufacturers to ensure more efficient data procurement.

•	Data cleansing and formatting. We cross-reference data by distributor, product, contract and hospital facility. Using data that we have cleansed and formatted, manufacturers can improve the accuracy of their rebate transaction data, view actionable reports for faster rebate resolution, reduce the risk of overpaying administrative fees to GPOs and reduce the potential of overstating sales, rebates and commissions.

•	Reporting services. We provide standard and custom reports that cover the entire contract and rebate management process. Manufacturers can use our sales tracing validation reports, which include data cross-referenced by GPO membership and hospital facility, to ensure that they are receiving the correct sales data and pricing from distributors. Our sales information reports provide manufacturers with improved visibility into sales trends by territory, division, region, month or year, as well as by distributor, hospital facility and end-user. Users of our custom reporting services can create reports specific to their needs, such as sales by commission code, product group and customer group, to improve their analyses and decision-making using metrics important to their organizations.

Materials Management

Neoforma MMS

In addition to providing Neoforma MMS directly to hospitals, we provide Neoforma MMS to suppliers that either resell it to their hospital customers to support their inventory management or use it to provide fully outsourced inventory management services. Suppliers leverage browser-based and handheld inventory management capabilities to facilitate streamlined consignment tracking and replenishment, in addition to outsourced hospital inventory management. At this time, we are supporting those customers using Neoforma MMS, but we are not actively selling Neoforma MMS as a standalone offering.

Many of the key components of Neoforma MMS for suppliers are similar to the key components for hospitals, including the ability to have end-to-end materials management, a Web-based approach, point-of-use control over inventory and a healthcare focus. Many of the key benefits to suppliers are also similar to the key benefits to hospitals, including:

•	Avoidance of infrastructure, maintenance and upgrade efforts and costs for IT departments by deploying Neoforma MMS as a hosted solution, rather than software installed on internal systems;

•	Reduced need for extensive training by providing a familiar, browser-based interface, including drop-down lists and simple forms, enabling users to rapidly understand the features and functions;

•	Increased point-of-use control over inventory and reduced time-consuming, paper-based processes for tracking and reporting inventory in remote inventory locations, as well as a reduced risk of re-keying errors associated with manual processes, by using powerful, handheld computers for bar code scanning, inventory usage tracking, inventory transfers, physical inventory counts, requisitioning, ordering and receiving; and

•	Minimal need for customization because Neoforma MMS was built and designed in the context of the healthcare supply chain, based on an understanding of the unique needs and processes of hospital and supplier organizations, and offering full support for various electronic document types.

The key components and benefits of Neoforma MMS unique to suppliers include:

•	Real-time visibility for field and office personnel into inventory levels so that they can immediately respond to demand changes; and

•	Automated ordering capabilities based on inventory usage or time intervals, reducing the risk of stock outs and last minute, higher-cost premium shipments, increasing customer service levels and keeping inventory low.

Strategic Relationships

In 2000, we entered into a 10-year strategic relationship with Novation, the supply chain management company for VHA and UHC. Novation is an established healthcare industry participant, and we believe that this relationship has been, and will continue to be, instrumental to our success. Novation, VHA and UHC named us as the exclusive e-commerce provider for their members, and we developed Marketplace@Novation for their use. VHA is a provider alliance of more than 2,200 not-for-profit hospitals, health systems and their affiliates. It comprises approximately 25% of the nation’s community hospitals. UHC is an alliance of 90 academic medical centers and 123 associate members that represent approximately 76% of the academic medical centers in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategic Relationships” for further discussion of our relationships with VHA, UHC and Novation.

In August 2001, we entered into a three-year agreement, which we subsequently renewed for one year in August 2004, with Global Healthcare Exchange, LLC, or GHX, to provide connectivity to GHX’s supplier customers to help our hospital customers more quickly realize the benefits of e-commerce and minimize the costs of connectivity and information exchange. GHX is majority owned by a number of manufacturers and distributors to the healthcare industry.

In March 2004, we entered into a three-year agreement with UHC designating us as the preferred provider of supply chain data cleansing and maintenance services to the UHC hospital membership base. In connection with this agreement, we offer Neoforma DMS to UHC hospital members and have developed joint sales and marketing plans with UHC to support this relationship. In June 2004, we entered into a similar, three-year agreement with VHA, designating us as a provider of supply chain data cleansing and maintenance services to the VHA hospital membership base. In connection with this agreement, we offer Neoforma DMS to VHA member hospitals and collaborate with VHA to educate their member hospitals about the benefits of Neoforma DMS.

In January 2005, we entered into a three-year agreement with Consorta, Inc., a group purchasing and resource management company, to provide supply chain data management and order management services to the Consorta membership base. Consorta named us as the preferred provider of these solutions to their members, and Neoforma DMS and Neoforma OMS are the only data and order management solutions that are currently endorsed by Consorta. We had previously entered into two data management agreements with Consorta in 2004 to cleanse, classify, enrich and maintain the Consorta Contract Catalog. Consorta is a cooperative of 13 shareholder healthcare systems, including more than 520 hospitals, representing 60% of all Catholic hospitals in the United States.

Marketing, Sales and Service

The marketing teams within our company lead our efforts to understand our customers and how our solutions can address their needs. These teams gather customer, partner and market input and prioritize our product development and service initiatives. Our outbound marketing activities include traditional and Internet-based vehicles such as direct mail advertising, Web-based seminars, sponsorships and tradeshows. We also utilize a variety of public relations initiatives, including continuing to develop relationships with business, healthcare, Internet and technology media and industry analysts. These activities aim to increase awareness of our brand, to attract new customers to our solutions and to educate our customers on how to optimize their use of our solutions. We intend to continue to invest in these areas because we believe a deep understanding of our customers and their business processes, as well as their awareness of our offerings, is crucial to the success of our business and is a key differentiator for us.

We sell our solutions to hospitals and suppliers through a direct field sales force. The sales force consists of hospital specialists, who primarily target the hospital market to sell our solutions, and supplier specialists, who focus on the sale of our solutions to manufacturers and distributors. Our field sales force has significant experience in the sale of medical products, medical equipment and supply chain and information technology systems to healthcare customers. We plan to continue to grow and develop our sales force as we expand the breadth of our solutions portfolio and our hospital and supplier customer base.

Our relationships with a number of our strategic partners provide for joint and cross-selling and marketing of our solutions. For example, under our strategic relationships with Novation, VHA, UHC and Consorta, the sales forces and account managers of these organizations actively promote our supply chain management solutions to hospitals and suppliers, which significantly aids in our selling and marketing efforts. We plan to expand the number and scope of our strategic relationships, including channel relationships, to support the sale of our solutions.

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

Architecture, Product Development and Support

We intend to continue to expand and enhance the functionality of our solutions. We have invested in architecture, product development and support and management resources to enhance the technical infrastructure that supports our increasing volumes of data and customer usage. We intend to continue to augment our existing solutions that increase utility and value for hospitals, GPOs and suppliers.

Our architecture group is responsible for establishing our solutions architecture and corporate technology strategy. The product development and support group is responsible for defining, validating and translating customer needs into products and services. In addition to building product specifications, this group also builds detailed technical specifications, configuring and developing technology solutions, testing and supporting these applications for our production environment. Depending on the number and complexity of current development projects underway, our staff is augmented using both independent contractors and consulting firms.

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

For the years ended December 31, 2002, 2003 and 2004, our product development expenses were $17.2 million, $18.6 million and $16.9 million, respectively.

Proprietary Rights and Licensing

Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our technology and confidential information. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our software, both its object and source code, as well as our documentation and other written materials, under trade secret and copyright laws. In addition, we seek to avoid wrongful disclosure and use of our intellectual property by restricting access to our source code and other confidential information by implementing technical security precautions and by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us. We have also applied for three patents covering various aspects of our proprietary technology, including our Neoforma Success Tracker™ customer value tool.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our solutions, to perform key functions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, the diversion of resources away from the development of our products, the inability to generate revenue from new products sufficient to offset associated acquisition costs and the maintenance of uniform, effective products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our solutions until we can identify, license or develop and integrate equivalent technology into our current technology. These delays, if they occur, could seriously harm our business.

Despite our efforts to protect our proprietary rights, parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary without authorization. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any resulting litigation could result in substantial costs and/or diversion of resources and could seriously harm our business. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license or work around the infringed technology, our business could be seriously harmed.

Competition

The market for supply chain management solutions in healthcare is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management, market intelligence and materials management, and the breadth of our customer base, which includes hospitals, GPOs and suppliers, we have a diverse set of competitors that compete with portions of our overall offering. To best serve our customers, we sometimes partner in one segment of the market with our competitors, while competing with them in others. We believe that, as our capabilities grow, we will continue to find areas of opportunity for collaboration with, as well as encounter competition from, other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, GPO and supplier customers is important to our success.

Some of our current and potential competitors include:

•	Online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with which we also have a strategic relationship;

•	Suppliers that have created their own offerings to provide supply chain management services to their customers;

•	Software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson Software, McKesson Corporation, Oracle Corporation and SAP AG;

•	GPOs that are offering supply chain management services beyond traditional GPO services, such as Broadlane, Inc. and MedAssets, Inc.; and

•	Companies that provide information solutions or services or data management solutions or services to participants in the healthcare supply chain.

Companies in our market that compete to provide services to hospitals do so based on existing relationships, brand recognition, ability to integrate product offerings, level of bias—or perceived bias—toward particular hospitals or GPOs, cost, ease of use and convenience, number of suppliers with which hospitals can conduct business and communicate and customer service.

Companies in our market that compete to provide services to suppliers do so based on existing relationships, brand recognition, number of hospitals using their services and the volume of their purchases, level of bias—or perceived bias—toward particular suppliers, compatibility with suppliers’ existing sales and distribution methods, cost, functionality, ease of use and convenience, quality and reliability of their services and ability to integrate their services with suppliers’ existing systems.

Competition is likely to intensify as our market matures. As competitive conditions intensify, our competitors may enter into strategic or commercial relationships with larger, more established healthcare, medical products or Internet companies or with each other, secure services and products from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, secure exclusive arrangements with hospitals that impede our sales and/or devote substantially more resources to Web site and systems development and research and development.

Our current and potential competitors’ services may achieve greater market acceptance than ours. Our current and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and/or marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and/or make more attractive offers to hospitals, GPOs and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our hospital, GPO and supplier customer base or retain our current hospital, GPO and supplier customers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, operating margins and/or market share.

Employees

As of December 31, 2004, we had 300 full-time employees, including 52 in sales and marketing, 59 in services, 93 in product development, 50 in operations and 46 in general and administrative functions. Our future success will depend, in part, on our ability to attract, train, retain, integrate and motivate highly qualified sales, technical and management personnel. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe our relations with our employees are good. We also use independent contractors and consultants to support our services, primarily in product development and operations.

ITEM 2.	Properties

As of December 31, 2004, our executive, administrative and operating offices were located in 116,000 square feet of office space located in San Jose, California under a sublease scheduled to expire in March 2007. We occupy 84,300 square feet of this facility. In February 2002, we entered into a sublease with a corporation, under which they subleased 20,000 square feet of this facility for the first year, increasing to 31,700 square feet for the remaining term of the sublease, which ran through February 2005. As of December 31, 2004, this corporation had not elected to extend their sublease on the 31,700 square feet of space and, as a result, management is actively marketing the space with the intent to sublease some or all of that space. In addition, management is currently assessing our internal space needs to determine if we will require some portion of that space based on our future operating plans.

We also lease facilities in three other locations in the United States. The total square footage under these leases is 30,000, and these leases expire on various dates through December 2005.

ITEM 3.	Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens, which were certain of the underwriters of our initial public offering, or IPO, as well as our chairman and chief executive officer, Robert Zollars, and our former chief financial officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of our common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of our stock. We and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving us. On July 15, 2002, we, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and in February 2003, the Court denied our motion to dismiss. On October 9, 2002, all of the individual defendants, including Messrs. Zollars and Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, our board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. We have agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement and scheduling a hearing to determine whether to finally approve the settlement. We are unable to determine whether or when the settlement will be approved or finalized. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the lawsuits.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been traded on The Nasdaq National Market under the symbol NEOF since January 24, 2000, the date of our IPO. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales prices for our common stock as reported on The Nasdaq National Market for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2003	High	Low
First quarter	$13.90	$8.67
Second quarter	$13.60	$8.71
Third quarter	$17.19	$10.30
Fourth quarter	$16.39	$9.33

FISCAL YEAR ENDED DECEMBER 31, 2004	High	Low
First quarter	$12.90	$10.24
Second quarter	$14.25	$10.50
Third quarter	$12.27	$8.91
Fourth quarter	$9.59	$4.76

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

Holders of Record

As of March 9, 2005, there were approximately 369 holders of record of our common stock. This number includes an estimate of a number of stockholders for whom shares were held in a nominee or street name.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected Consolidated Balance Sheets data as of December 31, 2003 and 2004, and the selected Consolidated Statements of Operations data for each of the years ended December 31, 2002, 2003 and 2004, have been derived from our audited financial statements appearing in this Annual Report on Form 10-K. The selected Consolidated Balance Sheets data as of December 31, 2000, 2001 and 2002, and the selected Consolidated Statements of Operations data for the years ended December 31, 2000 and 2001, are derived from our audited financial statements not included in this Form 10-K. When you read this selected consolidated financial data, it is important that you also read the Consolidated Financial Statements and related notes included in this Form 10-K, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

See Note 2 to the Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share amounts.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
Related party revenue, net*	$—	$—	$—	$825	$—
Non-related party revenue	10,365	3,003	4,261	10,228	12,659

Total revenue	10,365	3,003	4,261	11,053	12,659

Operating Expenses:
Cost of equipment sold	3,544	216	—	—	—
Cost of services	7,722	13,480	8,513	6,723	10,620
Operations	14,035	15,675	20,437	19,738	11,485
Product development	24,785	16,912	17,229	18,645	16,889
Selling and marketing	51,530	28,646	12,793	18,659	14,407
General and administrative	22,877	16,064	14,718	10,711	9,787
Amortization of intangibles	26,557	30,098	90	588	588
Amortization of partnership costs*	29,442	50,830	9,361	847	6,365
Costs of strategic partnership	9,345	—	—	—	—
Write-off of purchased software	3,858	1,513	458	—	—
Write-off of acquired in-process research and development	16,900	—	110	—	—
Abandoned acquisition costs	2,742	—	—	551	—
Restructuring	2,791	950	(68)	—	—
Impairment of assets held for divestiture	13,305	81,086	—	—	—
Impairment of intangibles	—	11,906	—	—	—
Write-down of non-marketable investments	—	8,400	451	—	—
Net (gain)/loss on divested businesses	—	(55)	59	—	—
Write-down of notes receivable	—	—	1,053	50	—
Write-off of stockholder notes receivable	—	—	—	—	4,115

Loss from operations	(219,068)	(272,718)	(80,943)	(65,459)	(61,597)
Other Income (Expense):
Interest income	4,707	769	516	324	370
Interest expense	(1,362)	(685)	(1,723)	(1,039)	(11)
Other income (expense)	29	271	(60)	(213)	8

Net loss	$(215,694)	$(272,363)	$(82,210)	$(66,387)	$(61,230)

Net loss per share:
Basic and diluted	$(25.58)	$(17.32)	$(4.90)	$(3.66)	$(3.17)

Weighted-average shares—basic and diluted	8,432	15,721	16,790	18,161	19,297

*	See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of Emerging Issues Task Force Abstract No. 01-9.

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments	$27,693	$14,096	$24,582	$16,619	$25,870
Working capital	(1,241)	207	7,673	10,866	24,630
Total assets	505,143	286,301	220,810	143,214	94,449
Notes payable, less current portion	7,958	20,635	14,152	—	—
Total stockholders’ equity	461,086	242,474	178,831	129,243	81,365

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Operating Results” below, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

Company Background

We are a leading provider of supply chain management solutions for the healthcare industry. Through a combination of technology, information and services, our supply chain management solutions are designed to enable efficient collaboration among hospitals and their suppliers, helping them to reduce operational inefficiencies, lower costs and improve their financial health. The healthcare supply chain has a number of characteristics, including its large size, high degree of fragmentation, reliance on disparate technologies and data sources, dependence on manual processes and highly complex pricing structures, which have led to major inefficiencies. These inefficiencies lead to slower, error-prone transactions and increased overhead and costs for hospitals and suppliers. In addition, the participants in the healthcare industry are under significant competitive and cost pressures and are seeking ways to increase efficiencies in their supply chain to improve their overall margins. Our comprehensive solutions make it easier for the participants in the healthcare supply chain, principally hospitals, GPOs and suppliers, to improve communication, receive comprehensive and accurate information, improve day-to-day operations, accelerate order and contract implementations, enhance strategic planning and gain organization-wide visibility into supply chain activities. Using our solutions, these organizations can improve efficiencies, reduce costs, increase revenue and improve capital allocation.

Evaluation of Strategic Alternatives

In early January 2005, we announced that we had retained Merrill Lynch & Co. as our financial advisor to assist us in evaluating our strategic alternatives, including a possible sale of the company or merger transaction, to achieve greater stockholder value. We anticipate that any such change in control transaction will require the consent of VHA and UHC. We cannot assure you that any particular alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated.

Strategic Relationships

In 2000, we entered into the 10-year Outsourcing Agreement with VHA, UHC, Novation and HPPI. Under the Outsourcing Agreement, we agreed to build and provide specific functionality to Marketplace@Novation, Novation’s e-commerce marketplace. Novation agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, we issued 4.6 million and 1.1 million shares of our common stock to VHA and UHC, respectively. We also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of our common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. In October 2000, we exchanged VHA’s warrant to purchase 3.1 million shares of our common stock for 3.1 million restricted shares of our common stock and, in January 2001, we exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of our common stock for 564,000 restricted shares of our common stock. VHA and UHC have since earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture. As of December 31, 2004, VHA and UHC beneficially owned 42.4% and 10.5%, respectively, of our outstanding common stock.

We have amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement, or Fourth Amended Agreement, effective August 2003:

•	We and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by our connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	The payments Novation is required to make under the fee level provision are subject to quarterly maximums. In each of the last two years, we generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million and $61.0 million for the years ended December 31, 2003 and 2004, respectively. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	We agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered and we do not expect to share any revenue in the foreseeable future;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI-sponsored marketplaces only;

•	We have primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from those suppliers; and

•	We must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

In April 2001, we entered into a revolving credit agreement with VHA, which subsequently was amended. This line of credit was not utilized in 2004 and, as of December 31, 2004, the line expired.

During the years ended December 31, 2002, 2003 and 2004, the fees paid to us by Novation totaled $68.8 million, $69.2 million and $61.0 million, respectively. The fees paid to us by Novation in each of the last ten quarters, including the quarter ended December 31, 2004, were limited by the quarterly maximums in those periods. Based on the levels of marketplace volume we are currently achieving, we expect that the fees we earn from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.

In March 2004, we entered into a three-year agreement with UHC designating us as the preferred provider of supply chain data cleansing and maintenance services to the UHC hospital membership base. In connection with this agreement, we offer Neoforma DMS to UHC hospital members, and have developed joint sales and marketing plans with UHC to support this relationship. In June 2004, we entered into a similar, three-year agreement with VHA, designating us as a provider of supply chain data cleansing and maintenance services to the VHA hospital membership base. In connection with this agreement, we offer Neoforma DMS to VHA member hospitals and collaborate with VHA to educate their member hospitals about the benefits of Neoforma DMS.

In late January 2005, we announced that, in connection with our decision to evaluate strategic alternatives, Novation and we each had engaged independent consultants to assess the technology, information, services and pricing provided by us to Novation, VHA, UHC and their member hospitals under our exclusive outsourcing agreement, and that, although we believe the current quarterly maximum payment under the outsourcing agreement is reasonable, Novation had advised us that its assessment could result in a formal request to reduce the quarterly maximum payment.

In January 2005, we entered into a three-year agreement with Consorta to provide supply chain data management and order management services to the Consorta membership base. Consorta named us as the preferred provider of these solutions to their members, and Neoforma DMS and Neoforma OMS are the only data and order management solutions that are currently endorsed by Consorta. We had previously entered into two data management agreements with Consorta in 2004 to cleanse, classify, enrich and maintain the Consorta Contract Catalog. Consorta is a cooperative of 13 shareholder healthcare systems, including more than 520 hospitals, representing 60% of all Catholic hospitals in the United States.

Acquisitions

In July 2002, we acquired MedContrax, Inc. and Med-ecorp, Inc. out of bankruptcy proceedings for an aggregate purchase price of $1.5 million. MedContrax and Med-ecorp offered subscription-based services that identified market opportunities, measured market shares and evaluated sales force performance and management, as well as provided subscription-based contract management and administration products and services. In December 2002, we acquired Revelocity Corporation for an aggregate purchase price of $2.2 million. Revelocity was a developer of Web-based software products that provided supply chain management capabilities for hospitals and healthcare suppliers to help them streamline procurement processes, manage inventories, track project and patient costs, leverage bar-coding efficiencies in internal distribution and share replenishment demand information. We accounted for each transaction using the purchase method of accounting and, accordingly, the purchase prices were allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on their acquisition dates. See Note 8 to the Notes to Consolidated Financial Statements for further discussion related to these acquisitions.

Other Matters

Since inception, we have incurred significant losses and, as of December 31, 2004, had an accumulated deficit of $753.9 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, diversify our sources of revenue, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition;

•	Amortization period of capitalized partnership costs;

•	Estimation of the allowance for doubtful accounts receivable and notes receivable;

•	Estimation of litigation reserves and other accrued liabilities; and

•	Valuation of goodwill and intangible assets.

Revenue Recognition

We derive our revenue from the solutions we provide to our customers. These solutions include Neoforma OMS, Neoforma CMS, Neoforma CMS for Contract and Rebate Management Services and Reporting, Neoforma DMS, HPIS Market Intelligence, Neoforma Pharmaceutical Market Intelligence and Neoforma MMS.

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

Services fees are primarily generated from suppliers, GPOs and healthcare providers that purchase HPIS Market Intelligence, Neoforma Pharmaceutical Market Intelligence, Neoforma DMS and Neoforma CMS for Contract and Rebate Management Services and Reporting. Services fees relating to market intelligence services and contract rebate management and reporting services are received for the delivery of specified reports or other data. We recognize the services fees related to these agreements upon delivery of the reports or, for time-based access to reports or data, over the period we provide that access to the customer under the agreement. As our data cleansing services are generally provided on a project basis, with most projects taking in excess of 90 days to complete, and given the inherent risks with regards to estimating costs, we recognize services fees paid by providers and GPOs related to these types of agreements upon project completion.

Subscription-based fees are generated from suppliers that pay a monthly, quarterly or annual subscription fee that is not based on marketplace volume in connection with the services we provide as part of Neoforma

OMS and Neoforma CMS. For these suppliers, we recognize these subscription fees ratably over the period of the subscription agreement, as that is the period over which the services are performed. We also generate subscription fees through other agreements with suppliers that participate in Marketplace@Novation that pay a periodic subscription fee calculated as a percentage of their periodic product sales under Novation contracts. For the majority of these suppliers, their Novation contract sales information is generally not available for approximately 90 days after the products are sold. For these suppliers, we utilize estimates of their Novation contract sales as a basis for recognizing revenue. As our estimation process is based on historical Novation contract sales data for each supplier, and as those estimates are updated monthly, we believe that we have adequately demonstrated the ability to reasonably estimate the basis for these fees for revenue recognition purposes. As such, we recognize the revenue in the period that the contracted products are sold. We also generate subscription fees through agreements with hospitals in connection with the services we provide as part of Neoforma OMS.

Transaction-based fees are generated from transactions processed through our NeoConnect connectivity solution between signed hospital and supplier participants in Marketplace@Novation in conjunction with the services we provide as part of Neoforma OMS and Neoforma CMS. The fee is a negotiated percentage of the purchase price, or marketplace volume, of products in transactions. We recognize revenue for transaction fees on a net basis, as we do not believe that we act as a principal in connection with orders to be shipped or delivered by a supplier to a buyer because, among other things, we do not: (i) establish the prices of products paid by buyers; (ii) take title to products to be shipped from the supplier to the buyer, nor do we take title to or assume the risk of loss of products prior to or during shipment; (iii) bear the credit and collections risk of the buyer to the supplier; or (iv) bear the risk that the product will be returned.

Software license fees are generated primarily from suppliers and healthcare providers that license Neoforma MMS, either directly via the purchase of a license to the software or by entering into a subscription agreement with us whereby we provide them access to a hosted version of the software. We also generated software license revenue related to a technology license agreement we entered into in August 2001 with GHX. The revenue related to this agreement was recognized ratably over the three-year term of the agreement. We apply the provisions of Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. For contracts with multiple obligations—such as license, maintenance and other services—revenue is allocated to each component of the contract using the residual method based on the price when sold separately. We recognize revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as training, we recognize revenue as the related services are performed. Revenue from hosted services is recognized as the services are performed.

Amortization Period of Capitalized Partnership Costs

Capitalized partnership costs consist of the fair value of common stock and restricted common stock issued and capitalized in connection with our Outsourcing Agreement, as amended, with Novation, VHA, UHC and HPPI. See Note 15 to the Notes to Consolidated Financial Statements for further discussion of both the Outsourcing Agreement, as amended, and the related stock that has been issued and capitalized.

The initial shares of common stock issued to VHA and UHC in connection with the Outsourcing Agreement were capitalized at their fair value on the date of issuance and are being amortized ratably over the estimated useful life of the agreement. At the time of issuance, management estimated the useful life of the 10-year agreement to be five years for accounting purposes. The primary basis for the original five-year estimate was the significant risk associated with whether this new relationship would continue for the full 10-year term of the agreement in the form in which it was originally contemplated. We believed that this was a significant risk due to a number of reasons, including:

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

Management periodically assesses the useful life of this asset to ensure that any changes in our relationship with Novation, VHA and UHC, or any changes in the broader market conditions, that may impact the useful life of the agreement, are factored into our estimate of the useful life of the agreement and the resulting amortization. As of December 31, 2004, management continued to believe that the initial estimated useful life of the agreement of five years was appropriate given a number of factors, including: (i) the evaluation of our strategic alternatives that is in process, (ii) the independent assessments being undertaken by Novation and us with regard to the technology, information, services and pricing being provided by us under the Fourth Amended Agreement, (iii) the high level of future functionality deliverables and service levels required of us under the terms of the Fourth Amended Agreement, (iv) the increasing competitive landscape for Novation, VHA and UHC, and (v) the ongoing scrutiny of the GPO industry.

Estimating the Allowance for Doubtful Accounts Receivable and Notes Receivable

Our management must make estimates of the collectability of both our accounts receivable and our notes receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2004, our total accounts receivable balance, including a $5.3 million related party receivable from Novation, was $8.4 million, net of allowance for doubtful accounts of $208,000. We collected the $5.3 million from Novation in January 2005. Management also analyzes the financial condition of debtors for which we hold notes receivable based on all available information. If the financial condition of our customers or debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of December 31, 2004, our notes receivable balance was $1.1 million, against which no allowance has been provided.

Estimating Litigation Reserves and Other Accrued Liabilities

Management’s estimate of the liability related to our pending litigation is based on claims and other information known to us and management’s assessment of the probability of loss. As additional information becomes available, we reassess and revise our estimates as appropriate. Revisions in our estimates of the potential liability could materially impact our results of operation and financial position in the period such revisions are made. As of December 31, 2004, we had accrued $58,000 for potential liabilities related to potential or pending litigation.

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

If we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Capitalized partnership costs, net of amortization, and acquisition related identifiable intangible assets, net of amortization, amounted to $41.0 million and $1.4 million, respectively, as of December 31, 2004.

In addition, we assess goodwill for impairment at least annually and whenever an event or change in circumstance indicates that the carrying value may not be recoverable. Important factors which could trigger an impairment review include the following possibilities:

•	Our market capitalization falls below our net book value;

•	A significant adverse change in legal factors or in the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition; or

•	The testing for recoverability under Statement of Financial Accounting Standards, or SFAS, No. 144 of a significant asset group within a reporting unit.

If we were to determine that the carrying value of goodwill may not be recoverable based upon our annual impairment test or the existence of one or more of the above indicators of impairment, we would determine the fair value of our reporting unit utilizing discounted cash flows and relative market multiples for comparable businesses. We would then compare the fair value of our reporting unit to its carrying value. If this evaluation were to indicate that impairment might exist for the reporting unit, we would then compare the carrying amount of goodwill in the reporting unit to the implied fair value of the goodwill to determine the amount of any impairment loss. Goodwill amounted to $1.7 million at December 31, 2004.

Results of Operations

Overview

We generate the substantial majority of our fees in connection with our relationship with Novation, VHA, UHC and their member hospitals. However, as a result of the application of EITF No. 01-9, our total revenue does not reflect the importance of, and the fees generated from, this relationship. In 2002, 2003 and 2004, we eliminated 100%, 99% and 100%, respectively, of the fees we generated from Novation and their member hospitals and the resultant gross related party revenue (see Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). It is important to consider both our total revenue and gross related party revenue when evaluating our business.

Since our inception and as our operations have grown, the fees we receive from customers and our recognized revenue have generally increased. In 2004, however, although our recognized revenue increased, the fees we received from customers decreased as a result of an $8.2 million scheduled reduction in the maximum payments from Novation under the terms of the Fourth Amended Agreement. The quarterly maximum limits on the payments we receive from Novation were, in the aggregate, $70.8 million in 2002, decreasing to $69.2 million in 2003 and decreasing again to $61.0 million in 2004. As a result of these changes, and because we achieved the quarterly maximum payments in the third and fourth quarters of 2002 and in each quarter of 2003 and 2004, our gross related party revenue, prior to the offset by gross amortization of partnership costs under the application of EITF No. 01-9, increased from $69.5 million in 2002 to $70.0 million in 2003 and then decreased to $61.8 million in 2004. Because of the impact of the application of EITF No. 01-9, our net related party revenue in 2002, 2003 and 2004 was $0, $825,000 and $0, respectively. There are no further decreases in the Novation payments scheduled pursuant to the terms of the Fourth Amended Agreement, as beginning in 2004, the quarterly maximum payment became $15.3 million through the expiration of the initial term of the agreement in March 2010.

When factoring in our non-related party revenue in 2002, 2003 and 2004 of $4.3 million, $10.2 million and $12.7 million, respectively, our reported total revenue increased 159% from 2002 to 2003 and increased an additional 15% from 2003 to 2004. Because of the impact of EITF No. 01-9 on our related party revenue, our total revenue growth has been primarily a result of increases in non-related party revenue. In 2004 as compared to 2003, this growth in non-related party revenue was primarily due to increases in revenue from solutions we sell to suppliers, including HPIS Market Intelligence and Neoforma Pharmaceutical Market Intelligence, and from sales of Neoforma DMS to hospitals and GPOs. Although our non-related party revenue grew 24% in 2004 as compared to 2003, our rate of growth, particularly related to solutions we sell to suppliers, was less than we anticipated.

Although our annual non-related party revenue has increased in each of the past two years, our quarterly non-related party revenue has fluctuated as a result of the size and timing of the completion of Neoforma DMS projects and the relative immaturity of certain of our offerings. We expect this trend to continue for certain of our non-related party revenue streams and, potentially, for total non-related party revenue as a whole.

Also in 2005, we expect that the fees we generate in connection with our related party relationship and, as a result, our gross related party revenue, will not be fully offset by amortization of partnership costs. This expectation is based on the fact that, under the current estimated useful life of capitalized partnership costs, the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will be fully amortized in July 2005. As a result, amortization of partnership costs in the second half of 2005 is expected to be significantly lower than in prior periods. Based on the current quarterly maximum payment from Novation of $15.3 million, this reduced offset will result in significant growth in related party revenue and total revenue in 2005 as compared to prior periods. We and Novation have engaged independent consultants to assess the technology, information services and pricing we provide under the Fourth Amended Agreement, and Novation has informed us that its assessment could result in a formal request to reduce the quarterly maximum payments under the Fourth Amended Agreement.

While our revenue has increased over the last three years, our operating expenses have decreased over that same period. In 2002, we incurred total operating expenses of $85.2 million, of which $11.5 million related to amortization of intangibles assets, amortization of partnership costs, write-off of purchased software, restructuring, write-down of non-marketable investments, loss on divested business, write-off of acquired in-process research and development, write-down of notes receivable and abandoned acquisition costs. In 2003, total operating expenses decreased by $8.7 million to $76.5 million, primarily as a result of a $9.5 million decrease in these previously mentioned operating expenses to $2.0 million. In addition to the impact of these changes, we experienced increases in selling and marketing and product development expenses and decreases in cost of services, operations and general and administrative expenses. In 2004, total operating expenses decreased by $2.2 million to $74.3 million, primarily due to a $7.8 million decrease in depreciation and amortization of property and equipment and the capitalization of $5.8 million of software development costs, which were partially offset by a $4.1 million write-off of stockholder notes receivable and a $5.5 million increase in amortization of partnership costs. The decrease in depreciation and amortization of property and equipment was due to certain large software licenses that were fully depreciated as of December 31, 2003. The increase in amortization of partnership costs was driven by the decrease in the amount offset against related party revenue in 2004, which was the result of the decrease in gross related party revenue caused by the $8.2 million scheduled reduction in the quarterly maximum payment from Novation in 2004. Further, amortization of deferred compensation decreased from $5.8 million in 2002 to $2.1 million in 2003, but increased to $4.0 million in 2004 due to the amortization resulting from company-wide restricted stock grants issued in 2004.

In 2005, we expect to continue to invest in our operations, including headcount, to increase our non-related party revenue and to enhance the functionality related to Marketplace@Novation. Our results will continue to be impacted by the amount of capitalized software developments costs in each quarter as well as the gross amortization of partnership costs and the amount of the offset of these partnership costs against related party revenue. Currently, we expect a decrease in amortization of partnership costs classified as an operating expense due to an expected decrease in gross amortization of partnership costs in 2005, as the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will have been fully amortized in July 2005 based on the current estimated useful life.

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$825	$—	*	(100.0)%
Non-related party revenue	4,261	10,228	12,659	140.0%	23.8%

Total revenue	4,261	11,053	12,659	159.4%	14.5%
Operating Expenses:
Cost of services	8,513	6,723	10,620	(21.0)%	58.0%
Operations	20,437	19,738	11,485	(3.4)%	(41.8)%
Product development	17,229	18,645	16,889	8.2%	(9.4)%
Selling and marketing	12,793	18,659	14,407	45.9%	(22.8)%
General and administrative	14,718	10,711	9,787	(27.2)%	(8.6)%
Amortization of intangibles	90	588	588	553.3%	—
Amortization of partnership costs	9,361	847	6,365	(91.0)%	651.5%
Write-off of purchased software	458	—	—	(100.0)%	—
Restructuring reversal	(68)	—	—	100.0%	—
Write-down of non-marketable investments	451	—	—	(100.0)%	—
Loss on divested business	59	—	—	(100.0)%	—
Write-off of acquired in-process research and development	110	—	—	(100.0)%	—
Write-down of notes receivable	1,053	50	—	(95.3)%	(100.0)%
Abandoned acquisition costs	—	551	—	*	(100.0)%
Write-off of stockholder notes receivable	—	—	4,115	—	*

Loss from operations	(80,943)	(65,459)	(61,597)	(19.1)%	(5.9)%
Other income (expense):
Interest income	516	324	370	(37.2)%	14.2%
Interest expense	(1,723)	(1,039)	(11)	(39.7)%	(98.9)%
Other income (expense)	(60)	(213)	8	255.0%	*

Net loss	$(82,210)	$(66,387)	$(61,230)	(19.2)%	(7.8)%

Net loss per share:
Basic and diluted	$(4.90)	$(3.66)	$(3.17)	(25.3)%	(13.4)%

Weighted average shares—basic and diluted	16,790	18,161	19,297	8.2%	6.3%

*	Not meaningful expressed as a percentage

For the Years Ended December 31, 2002, 2003 and 2004

Revenue

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
Related party revenue, net	$—	$825	$—	*	(100.0)%
Non-related party revenue	4,261	10,228	12,659	140.0%	23.8%

Total	$4,261	$11,053	$12,659	159.4%	14.5%

*	Not meaningful expressed as a percentage

Related Party Revenue.    Gross related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC, the owners of Novation, is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of such gross related party revenue or gross amortization of partnership costs in any given period. This offset of gross amortization of partnership costs against gross related party revenue results in net related party revenue, if any. In 2002, 2003 and 2004, gross related party revenue was $69.5 million, $70.0 million and $61.8 million. In all quarters during 2002 and 2004, gross related party revenue was less than the gross amortization of partnership costs and, as a result, there was no net related party revenue in either of these years. Gross related party revenue was offset by $69.5 million and $61.8 million of gross amortization of partnership costs in 2002 and 2004, respectively. In 2003, the fees paid by Novation and by VHA and UHC member hospitals exceeded the gross amortization of partnership costs in certain quarters, resulting in $825,000 of net related party revenue for the year. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation currently total $15.3 million per quarter and $61.0 million per year. As we expect gross amortization of partnership costs to be less than gross related party revenue in 2005, we expect net related party revenue to increase in 2005.

Non-Related Party Revenue.    Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement or previous versions of the agreement. The increases in non-related party revenue in 2004 as compared to 2003 and in 2003 as compared to 2002 were due to increases in revenue generated from suppliers as well as from providers and GPOs, and were partially offset by decreases in other revenue. Non-related party revenue by customer category was as follows:

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
Non-related party revenue:
Provider and GPO revenue	$122	$1,699	$2,778	1,292.6%	63.5%
Supplier revenue	2,698	7,312	9,146	171.0%	25.1%
Other revenue	1,441	1,217	735	(15.5)%	(39.6)%

Total	$4,261	$10,228	$12,659	140.0%	23.8%

The increases in non-related party revenue from providers and GPOs during 2003 as compared to 2002 and during 2004 as compared to 2003 were primarily due to increases in revenue related to our data cleansing services.

The increase in non-related party revenue from suppliers during 2003 as compared to 2002 was primarily due to increases in revenue from Neoforma OMS for suppliers related to their participation in Marketplace@Novation and increases in revenue related to HPIS Market Intelligence, Neoforma Pharmaceutical Market Intelligence, Neoforma CMS for Contract Rebate Management Services and Reporting, and Neoforma MMS. HPIS Market Intelligence and Neoforma CMS for Contract Rebate Management Services and Reporting were introduced in connection with our acquisition of substantially all of the assets of MedContrax and Med-ecorp in July 2002. Neoforma MMS was introduced in connection with our acquisition of substantially all of the assets of Revelocity in December 2002. The increase in non-related party revenue from suppliers during 2004 as compared to 2003 was a result of increases in revenue related to HPIS Market Intelligence, Neoforma Pharmaceutical Market Intelligence and Neoforma OMS. These increases were partially offset by a decrease in revenue related to Neoforma MMS for suppliers, which was larger during 2003, as compared to 2004, as a result of a large license sale to a single supplier that occurred during 2003. For 2002, a supplier represented 13% of our total revenue and represented less than 10% of total revenue for 2003 and 2004.

The decrease in other non-related party revenue during 2003 as compared to 2002 was a result of the divestiture of our EquipMD, Inc. operations in March 2002. The decrease in other non-related party revenue during 2004 as compared to 2003 primarily related to our technology license with GHX. The revenue from GHX related to a $3.5 million technology license sold to GHX in 2001. We had been recognizing this revenue ratably over the three-year term of the related operating agreement. Since the inception of our agreement with GHX, ratable recognition of this technology license revenue had accounted for $282,000 of revenue on a quarterly basis. In August 2004, this license revenue was fully recognized. For 2002, 2003 and 2004, GHX represented 27%, 10% and 6%, respectively, of our total revenue.

Operating Expenses

Cost of Services

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
Cost of services	$8,513	$6,723	$10,620	(21.0)%	58.0%

Cost of services consists primarily of the costs to perform hospital and supplier implementation activities and Neoforma DMS services for hospitals and GPOs, as well as direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors, consultants and companies to which we outsource services. The decrease in cost of services from 2002 to 2003 was primarily due to a decrease in payroll related costs of $1.2 million resulting from a decrease in bonus levels and a $910,000 decrease in allocable expenses, including depreciation and amortization of deferred compensation, allocated to cost of services. This decrease was partially offset by an increase in fees paid for outsourced services utilized to support increased revenue in 2003. The increase in cost of services from 2003 to 2004 was primarily due to a $2.5 million increase in costs allocated to cost of services, including depreciation expense and amortization of deferred compensation, and a $2.2 million increase in payroll and related expenses. The increase in costs allocated to cost of services and the payroll and related expenses resulted from an increase in headcount in the cost of services group from 30 as of December 31, 2003 to 59 as of December 31, 2004. At the end of 2003, we made the decision to perform data cleansing services for hospital and GPO customers in-house as opposed to outsourcing such services, and increased our headcount in 2004 to do so. While our payroll and related expenses increased accordingly, our costs related to outsourced services decreased by $1.0 million in 2004 as compared to 2003.

Operations

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
Operations	$20,437	$19,738	$11,485	(3.4)%	(41.8)%

Operations expenses consist primarily of expenditures for the operation and maintenance of our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. The decrease in operations expenses from 2002 to 2003 was primarily due to a $2.3 million decrease in payroll related costs, which was driven by a decrease in bonus levels and a decrease in headcount in the operations group from 79 as of December 31, 2002 to 54 as of December 31, 2003. The lower headcount in operations for 2003 was primarily the result of an internal reorganization in early 2003 in which a significant portion of our resources were reallocated to more directly customer-facing positions. The decrease in operations expenses was partially offset by a $1.6 million increase in costs allocated to operations in 2003 versus 2002, which primarily consisted of depreciation. The decrease in operations expenses from 2003 to 2004 was primarily due to a $7.8 million decrease in depreciation expense allocated to operations as a result of certain large software licenses acquired in 2000 that were fully depreciated as of December 31, 2003.

Product Development

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
Product development	$17,229	$18,645	$16,889	8.2%	(9.4)%

Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development, maintenance and enhancement of our solutions. The increase in product development expenses from 2002 to 2003 was due primarily to an increase in payroll and related expenses resulting from an increase in headcount in the product development group from 61 as of December 31, 2002 to 80 as of December 31, 2003. The decrease in product development expenses from 2003 to 2004 was primarily the result of the capitalization of $5.8 million of product development costs, including consultant, contractor, payroll and payroll related expenses, related to the development of internal use software in 2004. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs, incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll related costs. During 2004, capitalized software development costs related to new functionality for our solutions offered to our customers. Excluding the impact of the capitalization of these costs, there was a $2.0 million increase in consultant and contractor expenses and $1.0 million increase in payroll and related expenses for 2004 as compared to 2003. Prior to 2004, neither the qualifying internal costs incurred to develop software for use in operations, nor the useful lives of the software developed, were material and, accordingly, such costs were expensed as incurred.

Selling and Marketing

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
Selling and marketing	$12,793	$18,659	$14,407	45.9%	(22.8)%

Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. Selling and marketing expenses increased from 2002 to 2003 primarily due to an increase in payroll related costs of $3.8 million resulting from an increase in headcount for the selling and marketing groups from 39 as of December 31, 2002 to 65 as of December 31, 2003. Additionally, our increased sales and marketing efforts in 2003, which included updating our corporate image and increasing the promotion of our solutions in early 2003, resulted in an increase in travel and entertainment and other advertising costs of $1.5 million from 2002. The decrease in selling and marketing expenses for 2004 as compared to 2003 related primarily to a decrease in payroll and related expenses of $2.4 million. There was also a decrease of $1.0 million in 2004 as compared to 2003 in costs allocated to selling and marketing, including depreciation expense and amortization of deferred compensation, and a decrease of $653,000 in travel and entertainments costs over the same period. These decreases were largely driven by a decrease in headcount in the selling and marketing groups from 65 as of December 31, 2003 to 52 as of December 31, 2004.

General and Administrative

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
General and administrative	$14,718	$10,711	$9,787	(27.2)%	(8.6)%

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses decreased from 2002 to 2003 primarily due to a $2.4 million decrease in deferred compensation expense allocated to the general and administrative group and a $1.3 million decrease in payroll related costs that were primarily a result of reduced bonus levels. General and administrative expenses decreased in 2004 as compared to 2003 due primarily to a $1.0 million reduction in payroll and related expenses, including bonuses.

Amortization of Intangibles.    We amortize intangibles on a straight-line basis over a period of three to five years. During 2002, we recorded intangible assets, excluding goodwill, of $2.7 million in connection with the acquisition of substantially all of the assets of MedContrax, Med-ecorp and Revelocity. The amortization of intangibles of $90,000, $588,000 and $588,000 for the years ended December 31, 2002, 2003 and 2004, respectively, related to these intangible assets. The increase in amortization of intangibles from 2002 to 2003 was due to the fact that the MedContrax and Med-ecorp acquisitions occurred in July 2002 and the Revelocity acquisition occurred in December 2002. The amortization of these intangible assets in 2004 was relatively flat as compared to 2003 and should continue to remain relatively flat in 2005, as these assets are being amortized on a straight line basis.

Amortization of Partnership Costs

	Year Ended December 31,			Percent Change
	2002	2003	2004	2002 to 2003	2003 to 2004
	(in thousands)
Gross amortization of partnership costs	$78,830	$70,048	$68,152	(11.1)%	(2.7)%
Amortization of partnership costs offset against gross related party revenue	(69,469)	(69,201)	(61,787)	(0.4)%	(10.7)%

Amortization of partnership costs classified as an operating expense	$9,361	$847	$6,365	(91.0)%	651.5%

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of December 31, 2004, capitalized partnership costs represented the capitalized valuation of common stock and earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement, as amended, with those entities and with Novation. The value of the initial common stock issued is being amortized over a five-year estimated useful life. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned. As of March 31, 2004, all the shares of restricted stock had been earned by VHA and UHC. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years.

The decrease in amortization of partnership costs classified as an operating expense from 2002 to 2003 was due to a decrease in gross amortization of partnership costs as, under EITF No. 01-9, amortization of partnership costs is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of such gross related party revenue or gross amortization of partnership costs in any given period. The $5.5 million increase in amortization of partnership costs classified as an operating expense from 2003 to 2004 was due to the net impact of a $1.9 million decrease in gross amortization of partnership costs and a $7.4 million decrease in amortization of partnership costs offset against related party revenue. In 2004, as compared to 2003, there was a scheduled decrease in the maximum fees payable from Novation under the terms of the Fourth Amended Agreement, resulting in a decrease in the gross related party revenue that we recognized in 2004. Primarily as a result of the decrease in gross related party revenue, amortization of partnership costs offset against related party revenue declined $7.4 million, which had the effect of increasing amortization of partnership costs classified as an operating expense.

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

Although there were incremental partnership costs capitalized related to the earning of the restricted common stock by VHA and UHC from the date we entered into the Outsourcing Agreement through December 31, 2004, certain of the capitalized partnership costs relating to the restricted stock earned by VHA and UHC when the first hospitals signed up to participate in Marketplace@Novation in 2000 had been fully amortized in prior periods. Those partnership costs that had been fully amortized in prior periods were generally capitalized at higher levels than those that have been capitalized in more recent periods because (i) there has been a relatively lower number of restricted shares earned by VHA and UHC during more recent periods and (ii) the capitalized value of each restricted share earned was higher in historical periods than in more recent periods given our generally higher stock price in historical periods as compared to more recent periods. As a result, the overall gross amortization of partnership costs associated with the restricted common stock decreased in the year ended December 31, 2003 as compared to the year ended December 31, 2002 and in the year ended December 31, 2004 as compared to the year ended December 31, 2003. We expect total gross amortization of partnership costs, excluding the impact of EITF 01-9, and amortization of partnership costs classified as an operating expense to decrease significantly in 2005 as compared to 2004. This decrease is expected because the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will have been fully amortized by July 2005. As a result, gross amortization of partnership costs, and the resulting offset against gross related party revenue, will be significantly lower in the second half of 2005 as compared to prior periods. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Amortization of Deferred Compensation

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Gross amortization of deferred compensation	$6,567	$2,521	$4,391
Less: Reversals as a result of employee terminations	(802)	(393)	(281)
Less: Amounts capitalized as software development costs	—	—	(94)

Amortization of deferred compensation recognized as expense	$5,765	$2,128	$4,016

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to the employee of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the deemed fair value of the underlying stock on the date the option was granted. We amortize deferred compensation from stock option grants on an accelerated basis over the vesting period of the underlying options, generally four years. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. In connection with the grant of stock options to employees during fiscal 1998, 1999 and 2000, prior to our IPO, we recorded deferred compensation of $65.2 million. During 2002 and 2003, we recorded $244,000 and $82,000, respectively, in reductions of this deferred compensation. We recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $3.4 million and $1.1 million during 2002 and 2003, respectively. As of December 31, 2003, amortization of this deferred compensation was complete.

In connection with the assumption of certain stock options granted to employees of EquipMD prior to our acquisition of EquipMD in April 2000, we recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During 2002, we recorded $1.2 million in reductions of this deferred compensation as a result of employee terminations and employee attrition in this business, which we divested in March 2002. We recorded amortization of this deferred compensation related to these options, net of reversals relating to forfeitures, of $51,000 during 2002. We no longer employ any EquipMD employees and, as a result, we do not have any remaining deferred compensation related to these employees and are no longer incurring amortization expenses relating to this deferred compensation.

During 2002, 2003 and 2004, in connection with the award of restricted stock to certain employees and officers, we recorded deferred compensation of $249,000, $320,000 and $8.5 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through August 2006 and are subject to the continuous employment of the employees and officers with us through those dates. These amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition. During 2002, 2003 and 2004, we recorded $0, $146,000 and $593,000, respectively, in reductions of the deferred compensation as a result of employee terminations and the resulting forfeiture of restricted stock. We recorded amortization of deferred compensation resulting from this restricted stock, net of reversals relating to forfeitures, of $2.3 million, $1.0 million and $4.0 million during 2002, 2003 and 2004, respectively.

The remaining total deferred compensation of $3.8 million at December 31, 2004 is expected to be amortized as follows: $3.2 million during fiscal 2005 and $526,000 during fiscal 2006. The amortization expense relates to restricted stock awarded to officers and other employees in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Consolidated Statements of Operations. We expect that we will continue to use restricted stock grants as a means of compensation for employees in future periods, although not as widely as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in future periods related to those grants.

Write-off of Purchased Software.    During 2002, we recorded a charge of $458,000 to write off purchased software licenses that we were no longer utilizing. There were no such write-offs during 2003 or 2004.

Restructuring Reversal.    Restructuring costs consist primarily of severance payments resulting from the streamlining and reorganizing of our operations and the divestitures of certain operations that occurred during 2001 and 2002. Restructuring costs also include accrued rent relating to idle facilities. During 2002, we reversed $68,000 of restructuring accruals, as we determined that restructuring costs would be less than originally anticipated. No restructuring charges were recorded during 2003 or 2004.

Write-down of Non-Marketable Investments.    Pointshare, Inc. was a privately held business-to-business administration services company in which we invested $3.0 million in March 2000. Based on our discussions with Pointshare’s management in September 2001, we felt that it was highly unlikely that we would recover any material portion of our initial investment. As such, we wrote off our $3.0 million investment in Pointshare during the third quarter of 2001. During 2002, we received $211,000 from the bankruptcy trustee for Pointshare, which was recorded as a credit to write-down of non-marketable investments in our Consolidated Statements of Operations in 2002.

In December 2002, we received notice from Attainia, Inc. that it had completed a round of financing at an offering price less than the cost per share of our investment in Attainia and, as a result, we wrote down our investment in Attainia by $662,000 during 2002. There were no such write-downs during 2003 or 2004.

Loss on Divested Business.    During 2002, the loss on divested business consisted of a loss of $59,000 incurred as a result of the sale of the NeoMD operations. There were no divestitures during 2003 or 2004.

Write-off of Acquired In-Process Research and Development.    During 2002, we recorded a charge of $110,000 to write off acquired in-process research and development in connection with the MedContrax and Med-ecorp acquisitions in July 2002. There were no such write-offs during 2003 or 2004.

Write-down of Notes Receivable.    In September 2002, we entered into a confidential settlement agreement with Med-XS Solutions, Inc. and Med-XS Asset Services, Inc., or Med-XS, to settle the suit we had filed against Med-XS, and the subsequent counterclaim filed by Med-XS against us, in connection with their failure to make payments to us under a $2.4 million promissory note executed as partial payment for their purchase of our now divested subsidiary, General Asset Recovery, LLC. We wrote down the note receivable by $1.1 million in the third quarter of 2002 to reflect the collectible value of the note based on the terms of the settlement agreement.

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

Write-off of Stockholder Notes Receivable.    We wrote off two notes receivable from stockholders, with an aggregate carrying value of $5.0 million, consisting of one note from a former executive officer and another from a former employee. These notes were issued in connection with the early exercise of employee stock option grants in fiscal 1999 and were collateralized by, among other things, the shares issued upon exercise of the options. Once the notes became due, we actively pursued collection using all reasonable efforts to collect the outstanding balances. Upon exhausting all such efforts in June 2004, we determined that these two notes were no longer collectible and, as such, we reclaimed all shares of common stock collateralizing the notes, totaling 71,250 shares, and wrote off the remaining balances. The fair value of the common stock on the dates the shares were reclaimed and the resulting net write-off amounts were as follows:

Carrying value of notes receivable, including accrued interest	$4,955
Less: Fair market value of reclaimed common stock	(840)

Write-off of stockholder notes receivable	$4,115

As of December 31, 2004, we had $225,000 of remaining notes receivable from certain of our current and former employees outstanding. We intend to vigorously pursue collection on these stockholder notes receivable when and as they become due.

Income Taxes.    As of December 31, 2004, we had federal and state net operating loss carryforwards of $406.9 million and $275.4 million, respectively, which may be available to reduce future taxable income. These net operating loss carryforwards expire on various dates through 2024. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history. Federal and state tax laws impose significant restrictions on the amount of the net operating loss carryforwards that we may utilize in a given year. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Liquidity and Capital Resources

As of December 31, 2004, we had $25.9 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and no outstanding bank, other borrowings or notes payable.

In April 2001, we entered into a revolving credit agreement with VHA, which subsequently was amended. This line of credit was not utilized in 2004 and, as of December 31, 2004, the line expired.

In connection with the operating lease of our corporate headquarters in San Jose, California, we established a letter of credit initially in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allowed for reductions in the amount of the letter of credit over time as we fulfilled our obligations under the lease, we reduced the letter of credit to $1.0 million as of December 31, 2003. As of December 31, 2004, the letter of credit amounted to $1.0 million. The letter of credit is secured by balances in our investment accounts and is classified as restricted cash in our Consolidated Balance Sheets. The restriction on the letter of credit is expected to lapse in March 2007.

In May 2000, as part of the termination of the proposed mergers with Eclipsys Corporation and Healthvision, Inc., we entered into a strategic commercial relationship with Eclipsys and Healthvision that included a co-marketing and distribution arrangement between us and Healthvision. Under the terms of the arrangement, we purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with our e-commerce platform technology. Additionally, we committed to purchase $4.3 million of consulting services from their professional services organizations over a four-year period. We are currently in dispute with Healthvision and Eclipsys over this arrangement regarding our obligation to utilize their services. As of December 31, 2004, we had utilized $1.6 million of these professional services.

The following table summarizes the various contractual obligations we have under service contracts, operating leases and any other purchase agreements as of December 31, 2004:

	Payments due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
	(in thousands)
Total minimum obligation under service contracts	$100	$100	$—	$—	$—
Net minimum operating lease obligations	7,327	3,253	4,074	—	—
Purchase obligations	464	464	—	—	—

Total	$7,891	$3,817	$4,074	$—	$—

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

It is not possible to determine our maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not made any payments under these agreements.

As discussed in Note 3 to the Notes to Consolidated Financial Statements, we adopted EITF No. 01-9 effective January 1, 2002. As a result of the application of EITF No. 01-9, we have classified certain amortization costs associated with capitalized equity consideration provided to VHA and UHC in connection with the Outsourcing Agreement, as amended, as an offset against gross related party revenue from VHA, UHC and Novation. This treatment results in the offset of non-cash amortization of partnership costs against gross related party revenue up to the lesser of such gross related party revenue or gross amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense and is reflected as an adjustment to reconcile net loss to cash from operating activities on the Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration we provided to VHA and UHC as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

Net cash used in operating activities was $48.5 million, $58.7 million and $45.6 million, during 2002, 2003 and 2004, respectively, and primarily related to cash utilized to fund our net losses and changes in our working capital.

Net cash used in investing activities was $8.5 million, $3.8 million and $14.9 million during 2002, 2003 and 2004, respectively. Net cash used in investing activities during 2002 primarily related to the purchase of capital equipment to operate our solutions, net purchases of marketable investments and cash paid for the acquisitions of MedContrax, Med-ecorp and Revelocity. Net cash used in investing activities during 2003 primarily related to the purchase of capital equipment to operate our solutions. Net cash used in investing activities during 2004 primarily related to capitalized internal use software development costs, the purchase of capital equipment to operate our solutions, and net purchases of marketable investments.

Net cash provided by financing activities was $62.8 million, $54.7 million and $63.8 million during 2002, 2003 and 2004, respectively. Net cash provided by financing activities during 2002, 2003 and 2004 primarily related to fees received from Novation under the fee level provisions of the Outsourcing Agreement, as amended, which in 2002 and 2003, were partially offset by repayments of notes payable.

We currently anticipate that our available funds, consisting of cash, cash equivalents and short-term investments combined with those funds we expect to generate in 2005, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, if during that period, or thereafter, we are not successful in generating cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Public companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The statement is effective for our interim reporting period beginning July 1, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. The cumulative effect of initially applying this statement is recognized as of the effective date. As of the effective date, application of this statement will be through a modified version of prospective application and compensation cost will be recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the effective date, we can elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position, or FSP, No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-1 requires that tax deductions on qualified production activities related to the American Jobs Creation Act of 2004, or the Act, be accounted for as a special deduction under SFAS No. 109. The provisions of

FSP No. FAS 109-1 are effective for our fiscal year ended December 31, 2004. The adoption of FSP No. FAS 109-1 did not have a material impact on us in 2004 and is not expected to have a material impact on our financial position, results of operations or cash flows in future periods. FSP No. FAS 109-2 permits an enterprise to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 beyond its financial reporting period. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We do not believe the adoption of FSP No. FAS 109-2 will have a material effect on our financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus on EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” concluding that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or upon the occurrence of another contingency. The FASB is presently in the process of amending certain aspects of SFAS No. 128, “Earnings per Share,” and it is expected to require that share settlement be assumed in the diluted earnings per share calculation for contracts that can be settled in stock or cash. The consensus in EITF No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. We do not believe that EITF No. 04-8 will have a material effect on our diluted per share calculation and we will evaluate the impact of the amendments to SFAS No. 128 once issued.

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements are effective for our fiscal year ended December 31, 2004. We will evaluate the impact of EITF No. 03-1 once final guidance is issued.

NEOFORMA, INC.

QUARTERLY CONSOLIDATED FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Related party revenue, net*	$539	$—	$—	$286	$—	$—	$—	$—
Non-related party revenue	2,063	2,519	2,912	2,734	2,928	3,340	2,954	3,437

Total revenue	2,602	2,519	2,912	3,020	2,928	3,340	2,954	3,437

Operating Expenses:
Cost of services	1,378	1,481	1,895	1,969	2,061	2,682	2,758	3,119
Operations	5,142	4,799	4,947	4,850	2,998	2,811	2,834	2,842
Product development	4,743	4,183	4,451	5,268	3,638	4,403	4,261	4,587
Selling and marketing	4,977	4,633	4,648	4,401	3,656	3,513	3,488	3,750
General and administrative	2,967	3,130	2,242	2,372	2,238	2,468	2,465	2,616
Amortization of intangibles	147	147	147	147	147	147	147	147
Amortization of partnership costs*	—	833	14	—	1,472	1,669	1,651	1,573
Write-down of note receivable	—	—	—	50	—	—	—	—
Abandoned acquisition costs	—	—	—	551	—	—	—	—
Write-off of stockholder notes receivable	—	—	—	—	—	4,115	—	—

Loss from operations	(16,752)	(16,687)	(15,432)	(16,588)	(13,282)	(18,468)	(14,650)	(15,197)
Other Expense	(299)	(261)	(202)	(166)	68	54	112	133

Net loss	$(17,051)	$(16,948)	$(15,634)	$(16,754)	$(13,214)	$(18,414)	$(14,538)	$(15,064)

Net loss per share:
Basic and diluted	$(0.97)	$(0.94)	$(0.85)	$(0.90)	$(0.69)	$(0.95)	$(0.75)	$(0.78)

Weighted average shares—basic and diluted	17,540	17,985	18,445	18,683	19,069	19,357	19,361	19,400

*	See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If participants in the healthcare supply chain do not accept our business model of providing solutions designed to improve efficiencies in the healthcare supply chain, demand for our solutions may not develop as we expect and the price of our common stock may decline

We have focused our efforts on developing solutions that address the inefficiencies in the healthcare supply chain. This business model is new and unproven and depends upon participants in this market adopting a new way of doing business and exchanging information. Some participants, including hospitals and GPOs not affiliated with VHA, UHC or Novation, as well as suppliers, may not be willing to use our solutions because of the significant stock ownership in us by VHA and UHC and the corresponding ownership by VHA and UHC of Novation, and because the main source of our business is with Novation. Additionally, some participants, other than VHA and UHC member hospitals, have been reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement and sale processes. Some participants may prefer to use traditional methods of doing business, such as using paper catalogs and exchanging information in person or by phone. If participants in the healthcare supply chain do not accept our business model, demand for our solutions may not develop as we expect and the price of our common stock could decline.

Our main source of business is derived from the Fourth Amended Agreement we have with VHA, UHC and Novation, and our business may be seriously harmed if this agreement is materially altered or terminated

Our main source of business is derived from the solutions we provide through Marketplace@Novation to VHA and UHC member hospitals. For example, during 2002, 2003 and 2004, we generated $69.5 million, $70.0 million and $61.8 million, respectively, in gross related party revenue, representing 94.2%, 87.3% and 83.0%, respectively, of our gross revenue for such periods. If any of the relationships we have with VHA, UHC or Novation to provide such solutions were to be materially altered or terminated, our business may be seriously harmed.

We have announced that we and Novation have engaged independent consultants to assess the technology, information services and pricing we provide under the Fourth Amended Agreement, and that Novation may request a reduction in the fees paid to us at the end of such process. If such request ultimately leads to a reduction in the fees paid us, our business may be seriously harmed

The fees paid to us under the Fourth Amended Agreement by Novation constitute a substantial portion of our business and our gross revenue prior to the offset by gross amortization of partnership costs under EITF No. 01-9. We and Novation have engaged independent consultants to assess the technology, information services and pricing we provide under the Fourth Amended Agreement, and Novation has informed us that its assessment could result in a formal request to reduce the quarterly payments under the Fourth Amended Agreement. If Novation was to seek a substantial reduction in the fees it pays to us, and was ultimately successful in reducing these fees, either through negotiation or through the formal benchmarking process, provided for in the Fourth Amended Agreement, our revenue and operating results could be seriously harmed and we may not continue to operate as we have expected.

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

Our review of strategic alternatives may not be successful and the outcome of this process is uncertain

We recently retained Merrill Lynch & Co. to explore strategic alternatives for our business to achieve greater stockholder value, including a sale of part or all of our businesses. We are uncertain as to what impact any particular strategic alternative may have on our operating results or stock price if accomplished or whether any transaction will even occur as a result of this review. Other uncertainties and risks relating to our review of strategic alternatives include:

•	The review of strategic alternatives may disrupt our operations and divert management’s attention, which could have a material adverse effect on our business, financial condition or results of operations;

•	The perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners;

•	The process of reviewing strategic alternatives may be more time consuming and expensive than we currently anticipate; and

•	We may not be able to identify strategic alternatives that are worth pursuing, and even if we do identify strategic alternatives that we believe are worth pursuing, we may not ultimately consummate the strategic transaction or, if consummated, such transaction may not enhance stockholder value.

Because VHA and UHC collectively beneficially own a majority of our stock, they have substantial control over all matters requiring stockholder approval and significant sales of stock held by them could have a negative effect on our stock price

As of December 31, 2004, VHA and UHC beneficially owned 42.4% and 10.5%, respectively, of our outstanding common stock, or 52.9% collectively. As a result of their ownership positions, VHA and UHC individually are able to significantly influence, and collectively are able to control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a strategic transaction discussed above. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, open market sales of significant amounts of shares held by either of VHA and UHC, or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

We rely on our relationship with Novation, VHA and UHC to drive participation in Marketplace@Novation. As a result, our business may be seriously harmed if these relationships are materially altered or terminated

The level of marketplace volume related to Marketplace@Novation is the basis for the fees we are paid by Novation, although these fees are limited by quarterly maximums. We have relied, and expect to continue to rely, significantly on our relationship with Novation, VHA and UHC to bring hospitals and suppliers to Marketplace@Novation, which in turn generates marketplace volume in connection with Marketplace@Novation. We rely on Novation to assist us in attracting suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, or suppliers do not value participation with Novation, our business will suffer. We rely significantly on VHA and UHC to assist us in recruiting and retaining hospitals to Marketplace@Novation. These partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

We have a history of losses and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $61.2 million for the 12 months ended December 31, 2004. In addition, as of December 31, 2004, we had an accumulated deficit of $753.9 million. We have not achieved profitability and we cannot assure you that we will ever be profitable.

If our customers or third-party vendors refuse to provide us with consent to use their transaction data and product data, severely restrict our use of their data, or decline to use our solutions because of concerns about the potential release of such data to other customers or partners, our business strategy may not succeed

We expect to derive a portion of our future revenue from information services that require the use of data from our hospital, GPO and supplier customers and other third-party vendors. To execute on our data services strategy, we must be able to secure the consent of our customers and these third-party vendors to various uses of their data. To secure such consent, we must be able to assure these customers and third-party vendors that we will at all times protect the confidentiality of their data and use the data in the manner to which we agreed. If we are unable to provide such assurance, or if we fail, or are perceived by our customers and third-party vendors to have failed, to meet the levels of assurance that we provided, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions to which we have agreed concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so would potentially subject us to liability for contractual damages and might seriously impair our data services strategy. If potential customers are concerned about other customers viewing their transaction data, they may decide to forgo use of our solutions, and this could seriously impair our ability to generate revenue in the future.

If we are unable to enhance the functionality of our solutions or develop new solutions, potential customers may choose not to enter into business relationships with us, which would harm our business

We must continue to develop the capability to integrate our solutions with our hospital, GPO and supplier customers’ business processes and information systems, and develop new solutions for our customers. We may incur significant expenses in developing these capabilities and may not succeed in developing them in a timely manner. In addition, developing the capability to integrate some of our solutions with hospitals’ and suppliers’ enterprise software systems will require the continued cooperation of and collaboration with the companies that develop and market these systems. Hospitals and suppliers use a variety of different enterprise software systems provided by third-party vendors or developed internally. This lack of uniformity increases the difficulty and cost of developing the capability to integrate with the systems of a large number of hospitals and suppliers. Failure to provide this capability would limit the efficiencies that our solutions provide and may deter our hospital and supplier customers from using our solutions.

If the future costs required to integrate the systems of hospitals purchasing through Novation are substantially higher than we anticipate, we may not realize the full benefits of our agreement with Novation

We incur significant costs in developing and supporting our solutions and in integrating with hospitals’ and suppliers’ information systems, and we may never generate sufficient fees to offset these costs. The fees that we are able to generate through the Fourth Amended Agreement are limited by quarterly maximums, and so any material increase in the costs to connect hospitals and suppliers will not be offset by a corresponding increase in fees, which would adversely impact our financials.

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue to grow our revenue

We generate the substantial majority of our business from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. During the last ten quarters our fees were limited by these quarterly maximums. Based on the levels of total marketplace transaction volume that we are achieving and expect to continue to achieve, we expect that our fees will continue to be limited by these maximums in future periods. Consequently, we must generate increased non-related party revenue to grow our revenue. In July 2005, we expect that the significant majority of the gross capitalized partnership costs will be fully amortized and, as a result, our total revenue will increase substantially beginning in the quarter that our gross related party revenue is initially no longer offset by amortization of capitalized partnership costs. However, we still believe that we must generate non-related party revenue growth to show improved operational results. To date, we have encountered more difficulty than we anticipated in growing non-related party revenue.

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

We expect that a significant portion of the products used by hospitals that are sold through Marketplace@Novation will come from a limited number of key manufacturers and distributors, and the loss of a key manufacturer or distributor could result in a significant negative impact on the value of Marketplace@Novation and, consequently, our business

We expect that a significant portion of the products to be sold through and data to be generated from Marketplace@Novation will come as a result of the participation of a limited number of key manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the value of Marketplace@Novation to our hospital customers would be reduced and our ability to generate data for our customers would also be reduced.

We face significant competition, and if we are unable to compete effectively, we may be unable to maintain or expand the number of our customers and our financial position may be adversely affected

The market for supply chain management solutions in the healthcare industry is rapidly evolving and highly competitive. Because of the breadth of our solutions, which include order management, contract management, data management, market intelligence and materials management, and the breadth of our customer base, which includes hospitals, GPOs and suppliers, we have a diverse set of competitors that compete with portions of our overall offering. To best serve our customers, we sometimes partner in one segment of the market with our competitors while competing with them in others. We believe that, as our capabilities grow, we will continue to find areas of opportunity for collaboration with, as well as encounter competition from, other companies in the market that target a segment of the overall healthcare supply chain. Our ability to manage these relationships to benefit our hospital, GPO and supplier customers is important to our success.

Some of our current and potential competitors include:

•	Online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with which we also have a strategic relationship;

•	Suppliers that have created their own offerings to provide supply chain management services to their customers;

•	Software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson, McKesson, Oracle and SAP;

•	GPOs that are offering supply chain management services beyond traditional GPO services, such as Broadlane and MedAssets; and

•	Companies that provide information solutions or services or data management solutions or services to participants in the healthcare supply chain.

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

Our current and potential competitors’ services may achieve greater market acceptance than ours. Our current and potential competitors may have longer operating histories in the healthcare supply chain market, greater name recognition, larger customer bases or greater financial, technical and/or marketing resources than we do. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to hospitals, GPOs, suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. We cannot be certain that we will be able to expand our hospital, GPO and supplier base or retain our current hospital, GPO and supplier customers. We may not be able to compete successfully against our competitors, and competition could seriously harm our revenue, operating margins and market share.

Our operating results are difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock will likely decline

Our operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	The timing of any expenses incurred in enhancing our solutions;

•	The extent of software development efforts qualifying for capitalization;

•	The timing and size of Neoforma DMS deals;

•	The amount of related party revenue we offset by amortization of partnership costs;

•	Changes in the fees we charge users of our solutions;

•	The number and timing of new suppliers that sign up to use our solutions and our ability to implement and train them, as well as the number and timing of suppliers that re-sign to use our solutions; and

•	The timing and size of any future acquisitions.

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

We have announced that we are exploring strategic alternatives, and the resulting uncertainty could make it difficult to attract qualified personnel or retain our executive officers and other key personnel, which may leave us unable to operate successfully

Our success depends on our ability to attract and retain qualified, experienced employees. In particular, we believe that our ability to successfully execute our business strategy will depend on the continued services of executive officers and other key employees. Our employees, including our executive officers, serve at-will and may elect to pursue other opportunities at any time. We may not be able to compete effectively to retain and attract employees. The announcement of our process to seek strategic alternatives has resulted in some uncertainty within our employee population. As a result, our executive officers or other key employees may seek employment with larger, more established companies or companies they perceive to have better prospects. Additionally, certain individuals may decide that they do not wish to seek employment with us. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully in our industry, and our business would be harmed.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of December 31, 2004, we had $25.9 million in cash, cash equivalents and short-term investments, $1.0 million in restricted cash and no outstanding borrowings or notes payable.

We may need to raise additional funds within the next 12 months if, for example, we experience larger than anticipated operating losses or if we pursue acquisitions that contain a cash component. We may try to obtain additional financing by issuing shares of our common stock or convertible debt, either of which could dilute our existing stockholders and may cause our stock price to decline. We may not be able to raise any further cash, either through debt or equity transactions, on terms that are acceptable to us. If we needed to raise funds but were unable to, our business could be seriously harmed.

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

If we are unable to safeguard the security and privacy of the confidential information of our customers, these customers may discontinue using our solutions

A significant barrier to the widespread adoption of e-commerce is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. We support encrypted communications protocols and encrypt certain information on our servers to protect user information during transactions, and we employ a security consulting firm that periodically tests our security measures. Despite these efforts, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches and, under certain contracts with customers, we would be liable for contractual damages due to security breaches.

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

If suppliers do not provide us with timely, accurate, complete and current information about their products or comply with government regulations, we may be exposed to liability or there may be a decrease in the adoption and use of our solutions

If suppliers do not provide us in a timely manner with accurate, complete and current information about the products they offer, promptly update this information when it changes and provide us with accurate and timely invoicing data, our databases will be less useful to hospitals. We cannot guarantee that the product information available from our solutions will always be accurate, complete and current, or that it will comply with governmental regulations. This could expose us to liability if this incorrect information harms users of our services or results in decreased adoption and/or use of our solutions. We also rely on suppliers using our solutions to comply with all applicable governmental regulations, including packaging, labeling, hazardous materials, health and environmental regulations and licensing and record keeping requirements. Any failure of our suppliers to comply with applicable regulations could expose us to civil or criminal liability or could damage our reputation.

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage any future growth and organizational changes, we may be unable to manage our business efficiently or execute our business plans

We have, in the past, grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997, to 300 as of December 31, 2004, although the number of employees has not grown consistently. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management, as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

If we lose access to third-party software incorporated in our solutions, we may not be able to use our solutions

We currently rely on software that we have licensed from a number of software vendors. We will continue to rely on commercial software vendors where appropriate to speed the delivery of our solutions, while reducing the costs of custom code development and maintenance. These licenses may not continue to be available to us on commercially reasonable terms, or at all. In addition, the licensors may not continue to support or enhance the licensed software. In the future, we expect to license other third-party technologies to enhance our solutions to meet evolving user needs or to adapt to changing technology standards. Failure to license, or the loss of any licenses of, necessary technologies could impair our ability to offer our solutions until equivalent software is identified, licensed and integrated or developed by us. In addition, we may fail to successfully integrate licensed technology into our solutions or to adapt licensed technology to support our specific needs, which could similarly harm development and market acceptance of our solutions.

The connectivity agreement that we have with GHX expires in August 2005 and, unless this agreement is extended, or we enter into a new agreement with GHX, we may have difficulty ensuring proper connectivity with certain of our supplier customers or we may have to expend resources re-connecting certain suppliers to Marketplace@Novation

In 2004, we extended by one-year a three-year connectivity agreement that we signed with GHX in 2001. This agreement will expire in August 2005 unless both GHX and we elect to extend it or we both decide to enter into a new agreement. Some of our supplier customers use GHX to connect to our hospital customers and, without an agreement with GHX, we may have to re-establish connectivity with those suppliers, which would cause us to expend resources, which might reduce our ability to provide timely service to certain hospital customers and temporarily reduce our ability to process and collect transaction data.

If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our business

We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business could be harmed. We rely on trademark, copyright, patent and trade secret laws to protect our proprietary rights. We have registered several marks including NEOFORMA and associated logos. We have applied for patents regarding certain of our business processes, including our Success Tracker customer value product. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

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

We may be subject to intellectual property claims and, if we were to subsequently lose our intellectual property rights, we could be unable to operate our current business

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Any claims regarding our intellectual property, with or without merit, could be time-consuming and costly to defend, divert management attention and resources and/or require us to pay significant damages. License agreements may not be available on commercially reasonable terms, if at all. In addition, there have been a large number of patent applications related to the use of the Internet to perform business processes. Enforcement of intellectual property rights in the Internet sector will become a greater source of risk as the number of business process patents increases. The loss of access to any key intellectual property right, including use of the Neoforma brand name, could result in our inability to operate our current business.

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events and, if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our solutions. Currently, our infrastructure and systems are located at our corporate headquarters in San Jose, California and at one site in Santa Clara, California, which is an area susceptible to earthquakes. We also have a limited fail-over system located in Denver, Colorado.

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

If suppliers that use our solutions do not provide timely and professional delivery of products to their hospital customers, hospitals may not continue using our solutions

Through certain of our solutions, suppliers are responsible for delivering their products sold to hospitals. Currently, the significant majority of these products and are sold through Marketplace@Novation. If these suppliers fail to make delivery in a professional, safe and timely manner, then our solutions will not meet the expectations of hospitals, and our reputation and brand will be damaged. In addition, deliveries that are non-conforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our solutions.

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

If there are changes in the political, economic or regulatory healthcare environment that affect the purchasing practice or operation of hospitals, or our supply chain partners, our business and our stock price could be adversely affected

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Regulation of the healthcare organizations with which we do business could impact the way in which we are able to do business with these organizations. In addition, factors, such as changes in the laws described above regarding the regulation of healthcare information and the laws and policies governing reimbursement for healthcare expenses, affect the purchasing practices and operation of hospitals and GPOs. Changes in regulations affecting the healthcare industry, such as any increased regulation by HHS, the Justice Department or the FDA of healthcare information or the purchase and sale of products used by hospitals and GPOs, could require us to make unplanned enhancements of our solutions, result in delays or cancellations of orders or reduce demand for our solutions. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants, including GPOs and companies such as ours, operate.

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

Securities class action lawsuits in which we have been named, relating to investment banking practices in connection with our initial public offering, may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our IPO by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters for our IPO, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and Fleet Boston Robertson Stephens, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. We agreed to a settlement agreement that was submitted to the Court for preliminary approval. The Court has granted the motion for preliminary approval, and a “fairness” hearing will be held. If the Court determines that the settlement is fair to the class members, the settlement will be approved. Although we have agreed to settle the suits, if the settlement is not finalized, the suits could be time-consuming, costly to defend and require us to pay significant damages.

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

•	Variations in our quarterly operating results;

•	Announcements regarding progress in our evaluation of strategic alternatives or the assessments currently being undertaken by us and Novation;

•	Announcements of new accounting pronouncements or legal rules or regulations;

•	Announcements of technological innovations by our competitors or by us;

•	Introductions of new services by our competitors or by us;

•	Departure of key personnel;

•	The gain or loss of significant strategic relationships or customers;

•	Changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	Changes in the number of securities analysts that follow our company

Because the public float and the daily trading volume of our common stock are relatively small, these factors could have a greater impact on our common stock than they would for companies for which a more active public market exists for their common stock. In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. A hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by $25,000.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal Years
	2005	2006	2007	2008	2009
Cash equivalents and short-term investments:
Fixed rate short-term investments*	$10,563	4,101	—	—	—
Average interest rate	2.384%	2.638%	—	—	—

*	Fixed rate short-term investments include auction rate securities with contractual maturities of generally 20 to 30 years. As the interest rate on the securities is reset periodically, at short-term intervals established at the time of issuance, auction rate securities are priced and traded as short-term investments and are available for use during the normal operating cycle of the business.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page 72.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting.    We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of Our Independent Registered Public Accounting Firm.    Management’s report on internal control over financial reporting and the attestation report of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, thereon are set forth under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” which are included herein.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of Registrant

The following table sets forth information regarding our executive officers and directors as of December 31, 2004:

Name	Age	Position
Robert J. Zollars	47	Chairman and Chief Executive Officer
Daniel A. Eckert	40	President and Chief Operating Officer
Andrew L. Guggenhime	36	Chief Financial Officer and Corporate Secretary
Herbert C. Cross	33	Vice President of Finance
Edward A. Blechschmidt	52	Director
Jeffrey H. Hillebrand	51	Director
Wayne B. Lowell	49	Director
Michael J. Murray	60	Director
C. Thomas Smith	66	Director

Robert J. Zollars has served as our Chairman and Chief Executive Officer since July 1999, and also served as our President from July 1999 to January 2001. From January 1997 to July 1999, he served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company, where he was responsible for five of its wholly-owned subsidiaries: Pyxis Corporation, Owen Healthcare, Inc., Medicine Shoppe International, Cardinal Information Corporation and Cardinal-International. From January 1992 to December 1996, he served as President of Hospital Supply, Scientific Products and U.S. Distribution of Baxter Healthcare Corporation, which in October 1996 was spun off as Allegiance Corporation, a healthcare products and services company.

Daniel A. Eckert has served as our President and Chief Operating Officer since December 2000. Mr. Eckert previously had served in several executive capacities since joining us in August 1999, including Executive Vice President of Sales, President of Neoforma Shop and Executive Vice President of Marketplaces. From April 1998 to August 1999, Mr. Eckert was President and Chief Operating Officer of Fisher Healthcare, a distributor of medical products and a division of Fisher Scientific International Inc. From September 1992 to April 1998, Mr. Eckert held several positions at McKesson, a supplier of medical products, including Senior Vice President of Corporate Sales for the Health Systems Group, Senior Vice President of Sales and Marketing for McKesson/General Medical Corporation and Vice President of Acute Care.

Andrew L. Guggenhime has served as our Chief Financial Officer since October 2000, and as our Corporate Secretary since June 2002. From January 2000 until October 2000, he was our Vice President of Corporate Development. From August 1996 until January 2000, Mr. Guggenhime was in the Healthcare Investment Banking group of Merrill Lynch & Co., most recently as Vice President. From July 1990 to August 1994, he served in a number of capacities at Wells Fargo & Company, most recently as Assistant Vice President in Wells Fargo’s Debt Capital Markets group.

Herbert C. Cross has served as our Vice President of Finance since February 2001. Mr. Cross previously had served in several capacities since joining us in November 1999, including Director of Finance and Manager of Financial Planning and Analysis. From August 1994 to November 1999, Mr. Cross was employed by Arthur Andersen LLP, an independent public accounting firm, most recently in a capacity as a Manager in the Assurance and Business Advisory Services group, during which time Mr. Cross managed the audits of both public and private corporations in the software, technology, retail and manufacturing industries. Mr. Cross was not a member of the audit engagement team that audited our financial statements while he was employed by Arthur Andersen LLP.

Edward A. Blechschmidt has served as one of our directors since March 2003. Mr. Blechschmidt is a private investor and consultant. Mr. Blechschmidt served as Chairman and Chief Executive Officer of Gentiva Health Services, Inc. from March 2000 until July 2002. Prior to joining Gentiva, Mr. Blechschmidt served as Chief Executive Officer and as a member of the board of Olsten Corporation from February 1999 until March 2000. He also served as President of Olsten from October 1998 until March 2000. From August 1996 until October 1998, Mr. Blechschmidt served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens Pyramid Technology. In that time, Mr. Blechschmidt also served as Executive Vice President and as a board member of Siemens Nixdorf Informationssysteme AG of Munich, Germany. Prior to Siemens, Mr. Blechschmidt served more than 20 years with Unisys Corporation where he served in various line and staff positions, including Chief Financial Officer. Mr. Blechschmidt also serves on the board of directors of Columbia Laboratories, Inc., Gentiva, Healthsouth Corporation and Lionbridge Technologies, Inc.

Jeffrey H. Hillebrand has served as one of our directors since December 2000. Since 1998, he has served as Chief Operating Officer of Evanston Northwestern Healthcare, where he has worked since 1979. Mr. Hillebrand is a Fellow of the American College of Healthcare Executives and has served as one of its regents. He is a member of the Young Presidents Organization and a non-resident lecturer for the School of Public Health at the University of Michigan. He has also served as a trustee of the village of Kennilworth, Illinois. He is a past President of the Northeast Illinois Council of Boy Scouts of America, and has served as Vice Chairman of the American Heart Association of Metropolitan Chicago.

Wayne B. Lowell, a certified public accountant, has served as one of our directors since September 2003. In 1998, Mr. Lowell established Jonchra Associates, LLC, which provides strategic and operating advice to senior management of venture capital-funded, privately-funded and publicly held entities. From 1986 to 1998, Mr. Lowell held several senior management roles at PacifiCare Health System, Inc., a managed healthcare company, including serving as its Chief Financial Officer during that period.

Michael J. Murray has served as one of our directors since December 2000. Until July 2000 when he retired, Mr. Murray served as President of Global Corporate and Investment Banking at Bank of America Corporation and was a member of its policy committee. From March 1997 until September 1998, Mr. Murray headed BankAmerica Corporation’s Global Wholesale Bank. From September 1995 to March 1997, he served as BankAmerica Vice Chairman and head of the U.S. and International Groups. Mr. Murray was responsible for BankAmerica’s U.S. Corporate Group from September 1994, after BankAmerica’s merger with Continental Bank Corporation, until September 1995. Prior to the merger, he was Vice Chairman and Head of Corporate Banking for Continental Bank, which he joined in 1969. Mr. Murray serves as a director on the boards of CNF, Inc. and eLoyalty Corporation. He is also a past Chairman and current member of the board of the Bay Area United Way, serves on the board of the California Academy of Sciences and is a member of the Advisory Council for the School of Business at the University of Notre Dame.

C. Thomas Smith has served as one of our directors since January 2001. Prior to his retirement in April 2003, Mr. Smith served as Chief Executive Officer and President of VHA since 1991. From 1977 to 1991, Mr. Smith was President of Yale-New Haven Hospital and President of Yale-New Haven Health Services Corp. From 1971 to 1976, he was Vice President and Executive Director of Hospitals and Clinics and a member of the board of trustees for Henry Ford Hospital in Detroit. From 1967 to 1971, Mr. Smith was Associate Director of Hospitals and Director of Medical Center Planning for the University of Minnesota Health Sciences Center. Prior to that, he held administrative positions at Baptist Memorial Hospital from 1961 to 1967, following an administrative residency. In 1991, Mr. Smith was the Chairman of the American Hospital Board of Trustees. From January 1987 until April 2003, Mr. Smith was a member of the VHA board. He also served on the boards of Novation and the Healthcare Leadership Council. Mr. Smith is a past Chairman of the Council of Teaching Hospitals and a former member of the boards of the Association of American Medical Colleges, the International Hospital Federation, the Hospital Research and Educational Trust, the National Committee on Quality Healthcare, the Jackson Hole Group and Genentech, Inc. Mr. Smith currently serves on the board of directors of Renal Care Group, Inc. and Kinetic Concepts, Inc.

Board Committees

Our board has an audit committee, a compensation committee, a governance committee and a special committee. As of December 31, 2004, the committee membership and chairs were as follows:

Name of Director	Audit		Compensation		Governance		Special
Non-Employee Directors
Edward A. Blechschmidt	X	*					X
Jeffrey H. Hillebrand			X	*	X		X
Wayne B. Lowell	X		X				X
Michael J. Murray	X						X	*
C. Thomas Smith					X	*
Employee Director
Robert J. Zollars					X

X	= Committee member
*	= Chair

Audit committee.    The audit committee consists of Edward A. Blechschmidt, acting as Chair, Wayne B. Lowell and Michael J. Murray. The board has determined that Mr. Blechschmidt and Mr. Lowell are audit committee financial experts. The audit committee assists the board in fulfilling its responsibility for our accounting and financial reporting practices and provides a channel of communication between the board and our independent registered public accounting firm. The audit committee also reviews with our independent registered public accounting firm the scope of the firm’s annual and interim reviews and examines the effectiveness of our accounting and internal control functions through discussions with our independent registered public accounting firm and our appropriate officers. All members are independent under the rules of The Nasdaq Stock Market.

Compensation committee.    The compensation committee consists of Jeffrey H. Hillebrand, acting as Chair, and Wayne B. Lowell. The compensation committee determines compensation for directors and officers and makes recommendations to the board concerning compensation for the Chief Executive Officer. It also exercises the authority of the board relating to Neoforma’s employee benefit plans. All members are independent under the rules of The Nasdaq Stock Market.

Governance committee.    The governance committee consists of C. Thomas Smith, acting as Chair, Jeffrey H. Hillebrand and Robert J. Zollars. The governance committee enforces the adoption of proper corporate governance policies and monitors our corporate governance initiatives.

Special committee.    The special committee consists of Michael J. Murray, acting as Chair, Edward A. Blechschmidt, Jeffrey H. Hillebrand and Wayne B. Lowell. The special committee was formed in late 2004 to provide independent director oversight and support to our evaluation of strategic alternatives. It is anticipated that the special committee will work with our legal and financial advisors in its duties regarding the evaluation of strategic alternatives.

Code of Ethics

We have adopted a code of ethics that applies to all our employees, as well as each member of our board of directors. The code of ethics, entitled the Neoforma Corporate Code of Conduct, is available in the corporate governance section on our website at http://investor.neoforma.com.

ITEM 11.	Executive Compensation

The following table shows all compensation awarded to, earned by or paid for services rendered to us in all capacities during 2002, 2003 and 2004 by our Chief Executive Officer and our three other most highly compensated executive officers who were serving as executive officers at the end of 2004, as well as one other individual who served as an executive officer during 2004, but was not serving in such capacity at the end of 2004.

Summary Compensation Table

	Annual Compensation						Grant Date Fair Value of Long-Term Compensation Awards/ Restricted Common Stock(1)		Long-Term Compensation Awards/ Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Robert J. Zollars Chairman and Chief Executive Officer	2004 2003 2002	$500,000 500,000 500,000	$125,000 189,500 825,000	$	— 571,467 1,516,447	(3) (4)	$574,980 — 124,995	(2) (5)	112,000 40,000 60,000

Daniel A. Eckert President and Chief Operating Officer	2004 2003 2002	300,000 300,000 300,000	56,250 79,590 297,000		— — —		269,730 — 74,994	(6) (7)	52,500 15,000 35,000

Andrew L. Guggenhime Chief Financial Officer and Corporate Secretary	2004 2003 2002	240,000 240,000 237,196	30,000 36,384 158,400		— — —		231,990 — 59,998	(8) (9)	45,200 10,000 35,000

Steven J. Wigginton(10) Former Executive Vice President of Neoforma Solutions	2004 2003 2002	240,000 240,000 233,904	30,000 36,384 158,400		— — —		231,990 — 59,998	(11) (12)	45,200 10,000 35,000

Herbert C. Cross Vice President of Finance	2004 2003 2002	175,000 154,134 132,600	24,500 19,898 85,000		— — —		72,150 — —	(13)	— 4,500 10,500

(1)	As of December 31, 2004, the aggregate number of shares of unvested restricted stock held by each of our executive officers and the value of such unvested restricted stock based upon the $7.69 closing price of our common stock on The Nasdaq National Market as of such date was (a) Mr. Zollars: 66,004 shares with a value of $507,571, (b) Mr. Eckert: 32,822 shares with a value of $252,401 (c) Mr. Guggenhime: 27,718 shares with a value of $213,151 (d) Mr. Wigginton: 27,718 shares with a value of $213,151 and (e) Mr. Cross: 6,500 shares with a value of $49,985.
(2)	Represents the grant date fair value of a restricted stock grant to Mr. Zollars of 51,800 shares as part of a company-wide restricted stock grant which contains vesting provisions that stipulate that he needed to remain employed by us continuously through February 20, 2005 to earn the first 50% of the shares, which Mr. Zollars has done, and that he must remain employed by us continuously through February 20, 2006 to earn the remaining 50% of the shares.
(3)	Represents forgiveness by the company of $571,467 of a 1999 relocation loan per the terms of the loan agreement.
(4)	Represents a reimbursement for relocation expenses in the amount of $336,515 paid to Mr. Zollars, as well as forgiveness by the Company of $1,179,932 of a 1999 relocation loan per the terms of the loan agreement.
(5)	Represents the grant date fair value of a restricted stock grant to Mr. Zollars of 14,204 shares as part of his 2002 bonus which contains vesting provisions on 100% of the shares that stipulate that he needed to remain employed by us continuously through February 1, 2005 to earn those shares. Mr. Zollars has earned these shares and the shares are no longer subject to restriction.

(6)	Represents the grant date fair value of a restricted stock grant to Mr. Eckert of 24,300 shares as part of a company-wide restricted stock grant which contains vesting provisions that stipulate that he needed to remain employed by us continuously through February 20, 2005 to earn the first 50% of the shares, which Mr. Eckert has done, and that he must remain employed by us continuously through February 20, 2006 to earn the remaining 50% of the shares.
(7)	Represents the grant date fair value of a restricted stock grant to Mr. Eckert of 8,522 shares as part of his 2002 bonus which contains vesting provisions on 100% of the shares that stipulate that he needed to remain employed by us continuously through February 1, 2005 to earn those shares. Mr. Eckert has earned these shares and the shares are no longer subject to restriction.
(8)	Represents the grant date fair value of a restricted stock grant to Mr. Guggenhime of 20,900 shares as part of a company-wide restricted stock grant which contains vesting provisions that stipulate that he needed to remain employed by us continuously through February 20, 2005 to earn the first 50% of the shares, which Mr. Guggenhime has done, and that he must remain employed by us continuously through February 20, 2006 to earn the remaining 50% of the shares.
(9)	Represents the grant date fair value of a restricted stock grant to Mr. Guggenhime of 6,818 shares as part of his 2002 bonus which contains vesting provisions on 100% of the shares that stipulate that he needed to remain employed by us continuously through February 1, 2005 to earn those shares. Mr. Guggenhime has earned these shares and the shares are no longer subject to restriction.
(10)	As of October 4, 2004, Mr. Wigginton was no longer acting as an executive officer of the Company.
(11)	Represents the grant date fair value of a restricted stock grant to Mr. Wigginton of 20,900 shares as part of a company-wide restricted stock grant which contains vesting provisions that stipulate that he needed to remain employed by us continuously through February 20, 2005 to earn the first 50% of the shares, which Mr. Wigginton has done, and that he must remain employed by us continuously through February 20, 2006 to earn the remaining 50% of the shares.
(12)	Represents the grant date fair value of a restricted stock grant to Mr. Wigginton of 6,818 shares as part of his 2002 bonus which contains vesting provisions on 100% of the shares that stipulate that he needed to remain employed by us continuously through February 1, 2005 to earn those shares. Mr. Wigginton has earned these shares and the shares are no longer subject to restriction.
(13)	Represents the grant date fair value of a restricted stock grant to Mr. Cross of 6,500 shares as part of a company-wide restricted stock grant which contains vesting provisions that stipulate that he needed to remain employed by us continuously through February 20, 2005 to earn the first 50% of the shares, which Mr. Cross has done, and that he must remain employed by us continuously through February 20, 2006 to earn the remaining 50% of the shares.

Option Grants in Fiscal 2004

During 2004, we granted options to purchase a total of 461,900 shares of our common stock to our employees, all of which were granted under the 1999 Equity Incentive Plan, as amended. Options granted under our 1999 Equity Incentive Plan were either incentive stock options or nonqualified stock options, and such options were exercisable only to the extent of any vested shares. In 2004, we granted all options listed below at an exercise price equal to the fair market value of our common stock, as determined by the closing price of our common stock on The Nasdaq National Market on the date of grant. The options vest as to  1/48th of the underlying shares per month over a 48-month period. The options have a term of 10 years from the date of grant or three months after termination of employment.

In the table below, potential realizable values were computed by (i) multiplying the number of shares of common stock subject to a given option by the exercise price of the option on the date of grant (which was the fair value on the date of grant), (ii) compounding the total aggregate stock value derived from the foregoing calculation at an annual rate of 5% and 10% over the 10-year term of the option and (iii) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of compounded stock price appreciation are based on Securities and Exchange Commission requirements and do not represent our estimates or projections of future common stock prices.

Individual Grants

	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price Per Share ($)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms
Name					5%	10%
Robert J. Zollars	112,000	24.2	11.10	2/20/2014	$781,842	$1,981,341
Daniel A. Eckert	52,500	11.4	11.10	2/20/2014	366,488	928,753
Andrew L. Guggenhime	45,200	9.8	11.10	2/20/2014	315,529	799,612
Steven J. Wigginton	45,200	9.8	11.10	2/20/2014	315,529	799,612
Herbert C. Cross	—	—	—	—	—	—

Aggregate Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

The following table sets forth for each of the executive officers named in the Summary Compensation Table, the number of shares and the value realized on option exercises, the number of shares of common stock underlying both exercisable and unexerciseable stock options as of December 31, 2004 and the value of shares of our common stock subject to unexercised “in-the-money” stock options held as of December 31, 2004. Value at fiscal year end of unexercised in-the-money options means the difference between the exercise price and $7.69, which represents the closing price of our common stock on The Nasdaq National Market on December 31, 2004. None of the executive officers named in the Summary Compensation Table exercised any options during 2004.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
Robert J. Zollars	270,699	142,001	—	—
Daniel A. Eckert	116,603	64,897	8,166	5,834
Andrew L. Guggenhime	113,999	56,202	8,166	5,834
Steven J. Wigginton	92,998	56,202	8,166	5,834
Herbert C. Cross	20,672	8,336	1,356	872

Employment Agreements and Change in Control Arrangements

Mr. Zollars.    On December 13, 2004, our board of directors approved an amended and restated employment agreement for Mr. Zollars. Under this agreement, Mr. Zollars is entitled to remain as our Chairman and Chief Executive Officer and to receive a salary of $500,000 per year, subject to increase at the review of our board of directors. Mr. Zollars is eligible to receive an annual cash bonus payment equal to 100% of his salary, subject to achievement of company financial targets and/or other organizational milestones to be specified by our board. In some years, such as 2002, Mr. Zollars has exceeded that percentage bonus payment, and in other years, such as 2003 and 2004, Mr. Zollars’ annual bonus payment was below the 100% level.

Mr. Zollars’ employment agreement includes a provision such that, if any severance and other benefits provided to him under his employment agreement would constitute parachute payments within the meaning of

Section 280G of the Internal Revenue Code of 1986 and would be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Zollars’ severance and other benefits will be payable, at his election, either in full or in such lesser amount as would result after taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999 of the Code, in his receipt on an after-tax basis of the greatest amount of severance and other benefits.

Mr. Zollars’ employment agreement provides for receipt by Mr. Zollars of the following severance benefits upon a qualifying termination of employment within one year following a Change in Control (as defined below) of Neoforma:

•	A cash amount equal to 24 months of Mr. Zollars’ salary, payable in a lump sum within 30 calendar days of the termination of employment, less applicable withholdings and deductions;

•	A cash “target” bonus amount equal to $1,000,000;

•	24 months of continued medical, dental and life insurance benefits at active-employee rates; and

•	Accelerated vesting of both stock options and restricted stock as if Mr. Zollars had been employed with Neoforma for an additional 24 months from the date of termination of employment.

Mr. Eckert.    On December 13, 2004, our board of directors approved an amended and restated employment agreement for Mr. Eckert. Under this agreement, Mr. Eckert is entitled to remain as our President and Chief Operating Officer and to receive a salary of $300,000 per year, subject to increase at the review of our compensation committee. Mr. Eckert is eligible to receive an annual cash bonus payment equal to 75% of his salary, subject to achievement of company financial targets and/or other organizational milestones to be specified by our board. In some years, such as 2002, Mr. Eckert has exceeded that percentage bonus payment, and in other years, such as 2003 and 2004, Mr. Eckert’s annual bonus payment was below the 100% level.

Mr. Eckert’s employment agreement provides for receipt by Mr. Eckert of the following severance benefits upon a qualifying termination of employment within one year following a Change in Control of Neoforma:

•	A cash amount equal to 18 months of Mr. Eckert’s salary, payable in a lump sum within 30 calendar days of the termination of employment, less applicable withholdings and deductions;

•	A cash “target” bonus amount equal to $337,500;

•	18 months of continued medical, dental and life insurance benefits at active-employee rates; and

•	Accelerated vesting of both stock options and restricted stock as if Mr. Eckert had been employed with Neoforma for an additional 18 months from the date of termination of employment.

Mr. Guggenhime.    On December 13, 2004, our board of directors approved an amended and restated employment agreement for Mr. Guggenhime. Under this agreement, Mr. Guggenhime is entitled to remain as our Chief Financial Officer and to receive a salary of $240,000 per year, subject to increase at the review of our compensation committee. Mr. Guggenhime is eligible to receive an annual cash bonus payment equal to 50% of his salary, subject to achievement of company financial targets and/or other organizational milestones to be specified by our board. In some years, such as 2002, Mr. Guggenhime has exceeded that percentage bonus payment, and in other years, such as 2003 and 2004, Mr. Guggenhime’s annual bonus payment was below the 100% level.

Mr. Guggenhime’s employment agreement provides for receipt by Mr. Guggenhime of the following severance benefits upon a qualifying termination of employment within one year following a Change in Control of Neoforma:

•	A cash amount equal to 18 months of Mr. Guggenhime’s salary, payable in a lump sum within 30 calendar days of the termination of employment, less applicable withholdings and deductions;

•	A cash “target” bonus amount equal to $180,000;

•	18 months of continued medical, dental and life insurance benefits at active-employee rates; and

•	Accelerated vesting of both stock options and restricted stock as if Mr. Guggenhime had been employed with Neoforma for an additional 18 months from the date of termination of employment.

Mr. Cross.    On December 13, 2004, our board of directors approved an amended and restated employment agreement for Mr. Cross. Under this agreement, Mr. Cross is entitled to remain as our Vice President, Finance and to receive a salary of $175,000 per year, subject to increase at the review of our compensation committee. Mr. Cross is eligible to receive an annual cash bonus payment equal to 30% of his salary, subject to achievement of company financial targets and/or other organizational milestones to be specified by our board. In some years, such as 2002, Mr. Cross has exceeded that percentage bonus payment, and in other years, such as 2003 and 2004, Mr. Cross’ annual bonus payment was below the 100% level.

Mr. Cross’ employment agreement provides for receipt by Mr. Cross of the following severance benefits upon a qualifying termination of employment within one year following a change in control of Neoforma:

•	A cash amount equal to 8 months of Mr. Cross’ salary, payable in a lump sum within 30 calendar days of the termination of employment, less applicable withholdings and deductions;

•	A cash “target” bonus amount equal to $35,000;

•	Eight months of continued medical, dental and life insurance benefits at active-employee rates; and

•	Accelerated vesting of both stock options and restricted stock as if Mr. Cross had been employed with Neoforma for an additional eight months from the date of termination of employment.

The definition of “Change in Control” is the same for each of the employment agreements of our executive officers, as follows:

•	any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Neoforma representing fifty percent (50%) or more of the total voting power represented by Neoforma’s then outstanding voting securities who is not already such as of December 13, 2004; or

•	individually, any of VHA, UHC, Novation or any of their affiliates becomes the beneficial owner of 10% of the securities of Neoforma not owned by them individually as of December 13, 2004; or

•	the consummation of the sale or disposition by Neoforma of all or substantially all of its assets; or

•	the consummation of a merger or consolidation of Neoforma with any other corporation, other than a merger or consolidation which would result in the voting securities of Neoforma outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent (50%) of the total voting power represented by the voting securities of Neoforma or such surviving entity or its parent outstanding immediately after such merger or consolidation; or

•	a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” means directors who either (A) are directors of Neoforma as of December 13, 2004, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of those directors whose election or nomination was not in connection with any transaction described in the bullet points above, or in connection with an actual or threatened proxy contest relating to the election of directors to Neoforma.

In addition to an actual Change in Control transaction, in order for the “change in control” benefits to accrue to any of our executive officers, either a termination (i) for cause or disability, in the case of Mr. Zollars, or (ii) as a result of a material adverse effect on employment, in the case of Messrs. Eckert, Guggenhime and Cross, must also occur.

Our executive officers have agreed that any cooperation by VHA and UHC or their affiliates in connection with our evaluation of strategic alternatives, including VHA, UHC and/or Novation making proposals for the acquisition of our stock and assets, will not constitute a Change in Control for purposes of their employment agreements.

Relationships among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Jeffrey H. Hillebrand and Wayne B. Lowell. Each of these persons is a non-employee director within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and an outside director within the meaning of Section 162(m) of the Internal Revenue Code. Neither of these individuals has at any time been one of our executive officers or employees. There were no transactions between us and members of the compensation committee and entities affiliated with the compensation committee members that would be required to be disclosed under “Item 13–“Certain Relationships and Related Transactions.”

Director Compensation

Directors who are also our employees currently receive no additional compensation for their services as directors. Each non-employee director receives $10,000 annually for being a member of our board. Additionally, each non-chairperson, non-employee member of each of the committees of the board receives $2,500 annually. The chairs of the audit, compensation, governance and special committees annually receive $15,000, $10,000, $10,000 and $15,000, respectively. All cash compensation to non-employee directors is paid in four quarterly installments throughout the year. Historically, non-employee directors did not receive a fee for attendance in person at meetings of the board or committees of the board, but they were reimbursed for travel expenses and other out-of-pocket costs incurred in connection with the attendance of meetings. However, in October 2004, the board of directors approved a modification to the director compensation such that non-employee directors will receive $1,000 for each board or committee meeting they attend that lasts 2 hours or longer, and $500 for each board or committee meeting they attend that is less than 2 hours in length.

Our 1999 Equity Incentive Plan, as amended, provides that each eligible director who is not our employee is automatically granted an option to purchase 10,000 shares of our common stock upon becoming a member of our board, unless that director has previously received an option grant. This initial grant will vest over two years, with 50% of the shares vesting at the end of the first year and the remaining 50% vesting as to  1/12th of the shares each month over the second year. Immediately following each annual meeting of stockholders, each non-employee director will automatically be granted an option to purchase 10,000 shares of our common stock under our 1999 Equity Incentive Plan, provided that the director is a member of our board on that date and has served continuously as a member of our board for a period of at least one year since the date of the director’s initial grant. In addition, each non-employee director who is a member of at least one committee of the board will receive an additional option to purchase 10,000 shares of our common stock following each annual meeting of stockholders, provided that the director is a member of a committee on that date and has served continuously as a member of the same committee for a period of at least one year since the date of the director’s initial grant. These annual grants will vest over one year with  1/12th of the shares vesting each month. All options will have an exercise price equal to the fair market value of our common stock on the date of grant. The options have 10-year terms and terminate three months following the date the director ceases to be one of our directors or consultants or 12 months after any termination due to death or disability. Any unvested shares subject to these options will become immediately vested and exercisable upon a transaction which results in a change in control of Neoforma.

In May 2004, upon completion of our 2004 annual meeting of stockholders, we granted each of Messrs. Blechschmidt, Hillebrand, Lowell, Murray and Smith, (i) a nonqualified stock option to purchase 10,000 shares of our common stock at a price of $11.33 per share for their service as a member of our board, and (ii) a nonqualified option to purchase 10,000 shares of our common stock at a price of $11.33 for their service as a member of a committee of our board. Richard Helppie, who resigned from our board in November 2004, also received these same grants. Each of the above grants was automatically made pursuant to the terms of our 1999 Equity Incentive Plan.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information with respect to the beneficial ownership of our common stock as of February 21, 2005 by:

•	Each person who is known by us to own beneficially more than five percent of our common stock;

•	Each of our directors;

•	Our Chief Executive Officer and the other executive officers named in the Summary Compensation Table; and

•	All of our directors and executive officers as a group.

The number and percentage of our common stock beneficially owned are based on 20,301,140 shares of common stock outstanding at February 21, 2005. Shares of our common stock that are subject to options currently exercisable or exercisable within 60 days of February 21, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes following the table, the address for each listed stockholder is c/o Neoforma, Inc., 3061 Zanker Road, San Jose, California 95134. To our knowledge, except as indicated in the footnotes to this table and under applicable community property laws, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
EXECUTIVE OFFICERS AND DIRECTORS:
Robert J. Zollars(1)	852,352	4.1%
Daniel A. Eckert(2)	201,993	*
Andrew L. Guggenhime(3)	176,770	*
Steven J. Wigginton(4)	163,082	*
Herbert C. Cross(5)	30,976	*
Edward A. Blechschmidt(6)	53,333	*
Jeffrey H. Hillebrand(7)	88,916	*
Wayne B. Lowell(8)	28,722	*
Michael J. Murray(9)	176,131	*
C. Thomas Smith(10)	90,166	*
All nine current directors and executive officers as a group(11)	1,699,359	8.0%
5% STOCKHOLDERS:
VHA Inc.(12)	8,611,217	42.4%
University HealthSystem Consortium (UHC)(13)	2,130,301	10.5%
Morgan Stanley(14)	1,250,417	6.2%
QVT Financial LP(15)	1,110,083	5.5%
Dimensional Fund Advisors Inc.(16)	1,017,385	5.0%

*	Represents less than 1%.

(1)	Includes 288,364 shares of common stock issuable under options that are exercisable within 60 days of February 21, 2005. Also includes 25,900 shares of common stock granted to Mr. Zollars, which are subject to certain vesting provisions, the restrictions for which will lapse in the event Mr. Zollars is continuously employed with us through the vesting date of February 20, 2006. A total of 496,360 of these shares are held indirectly by Mr. Zollars through Zoco LP, a limited partnership of which Mr. Zollars and his spouse are the sole general and limited partners.
(2)	Includes 125,143 shares of common stock issuable under options that are exercisable within 60 days of February 21, 2005. Also includes 12,150 shares of common stock granted to Mr. Eckert, which are subject to certain vesting provisions, the restrictions for which will lapse in the event Mr. Eckert is continuously employed with Neoforma through the vesting date of February 20, 2006. A total of 57,072 of these shares are held indirectly by Mr. Eckert through the Eckert 1999 Trust for which Mr. Eckert and his spouse are the sole beneficiaries.
(3)	Includes 121,515 shares subject to options that are exercisable within 60 days of February 21, 2005. Also includes 10,450 shares of common stock granted to Mr. Guggenhime, which are subject to certain vesting provisions, the restrictions for which will lapse in the event Mr. Guggenhime is continuously employed with Neoforma through the vesting date of February 20, 2006.
(4)	Includes 100,514 shares subject to options that are exercisable within 60 days of February 21, 2005. Also includes 10,450 shares of common stock granted to Mr. Wigginton, which are subject to certain vesting provisions, the restrictions for which will lapse in the event Mr. Wigginton is continuously employed with Neoforma through the vesting date of February 20, 2006.
(5)	Includes 22,672 shares subject to options that are exercisable within 60 days of February 21, 2005. Also includes 3,250 shares of common stock granted to Mr. Cross, which are subject to certain vesting provisions, the restrictions for which will lapse in the event Mr. Cross is continuously employed with Neoforma through the vesting date of February 20, 2006.
(6)	Includes 43,333 shares of common stock subject to options held by Mr. Blechschmidt that are exercisable within 60 days of February 21, 2005.
(7)	Includes 86,666 shares of common stock subject to options held by Mr. Hillebrand that are exercisable within 60 days of February 21, 2005.
(8)	Includes 27,222 shares of common stock subject to options held by Mr. Lowell that are exercisable within 60 days of February 21, 2005.
(9)	Includes 86,666 shares of common stock subject to options held by Mr. Murray that are exercisable within 60 days of February 21, 2005.
(10)	Includes 86,666 shares of common stock subject to options held by Mr. Smith that are exercisable within 60 days of February 21, 2005.
(11)	Includes 988,761 shares of common stock issuable under options held by directors and executive officers that are presently exercisable within 60 days of February 21, 2005. Also includes 62,200 shares of common stock granted to our executive officers, which are subject to certain vesting provisions under which all of the shares held by an executive officer will be forfeited in the event such executive officer is not continuously employed with Neoforma through February 20, 2006.
(12)	Does not include 2,130,301 shares held by UHC, which may be deemed to be beneficially owned by VHA due to VHA’s and UHC’s joint participation in evaluation strategic alternatives with respect to Neoforma. VHA’s corporate headquarters are located at 220 E. Las Colinas Blvd., Irving, TX 75039.
(13)	Does not include 8,611,217 shares held by VHA, which may be deemed to be beneficially owned by UHC due to VHA’s and UHC’s joint participation in evaluation strategic alternatives with respect to Neoforma. UHC’s corporate headquarters are located at 2001 Spring Rd., Suite 700, Oak Brook, IL 60523.
(14)	Represents shares held by a business unit of Morgan Stanley and funds managed by Morgan Stanley Investment Management Inc. Morgan Stanley possesses sole voting and dispositive power as to 1,178,603 shares and Morgan Stanley Investment Management Inc. possesses sole voting and dispositive power as to 1,092,848 shares. Morgan Stanley’s address is 1585 Broadway, New York, NY 10036. All information included herein with regard to Morgan Stanley and its beneficial ownership in Neoforma is derived from the Schedule 13G/A filed with the Securities and Exchange Commission on February 15, 2005.

(15)	QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 913,831 of the shares, and is also the investment manager for a separate discretionary account managed for Deutsche Bank AG, which beneficially owns the remaining 196,252 shares. QVT Financial LP shares voting and dispositive power over these shares with QVT Financial GP LLC, its general partner. Daniel Gold, Lars Bader, Nicholas Brumm and Tracy Fu are the managing members of QVT Financial GP LLC. Each of QVT Financial LP and QVT Financial GP LLC disclaim beneficial ownership of the shares held by QVT Fund LP and Deutsche Bank AG. QVT Financial LP’s address is 527 Madison Avenue, 8th Floor, New York, NY 10022. All information included herein with regard to QVT Financial LP and its beneficial ownership in Neoforma, Inc. is derived from the Schedule 13D filed with the Securities and Exchange Commission on January 21, 2005.
(16)	Dimensional Fund Advisors Inc. is an investment advisor to or manager for certain investment companies, trusts and accounts that collectively own the listed shares. In its role as investment advisor or manager, Dimensional Fund Advisors Inc. possesses investment and/or voting power over these shares. Dimensional Fund Advisors Inc. disclaims beneficial ownership of such shares. Dimensional Fund Advisors Inc.’s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All information included herein with regard to Dimensional Fund Advisors Inc. and its beneficial ownership in Neoforma, Inc. is derived from the Schedule 13G filed with the Securities and Exchange Commission on February 9, 2005.

Equity Compensation Plan Information

The table below provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Incentive Plans
Equity compensation plans approved by security holders	3,016,844	$16.90	158,153	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,016,844	$16.90	158,153

(1)	Includes 140,511 shares reserved for issuance under our 1999 Equity Incentive Plan, as amended, and 17,642 shares reserved for issuance under our 1999 Employee Stock Purchase Plan. Under the terms of the 1999 Equity Incentive Plan, the number of shares of our common stock reserved for issuance under the plan will increase automatically on January 1 of each year by an amount equal to the difference between the number of shares available for grant under the 1999 Equity Incentive Plan as of the immediately preceding December 31 and five percent of the total outstanding shares of our common stock as of the immediately preceding December 31. Under the terms of the 1999 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance under the plan will increase automatically on January 1 of each year by an amount equal to the difference between the number of shares available for grant under the 1999 Employee Stock Purchase Plan as of the immediately preceding December 31 and 1% of the total outstanding shares of our common stock as of the immediately preceding December 31.

ITEM 13.	Certain Relationships and Related Transactions

Other than compensation agreements and other arrangements, which are described above in the section entitled “Executive Compensation,” and the transactions described below, since January 1, 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	In which the amount involved exceeded or will exceed $60,000, and

•	In which any director, executive officer or holder of more than five percent of our common stock, or any member of their immediate families, had or will have a direct or indirect material interest.

Commercial Transactions

We are a party to a 10-year Outsourcing Agreement, as amended, with VHA and UHC, each of which over greater than five percent of our common stock, Novation, the supply management company owned by VHA and UHC, and HPPI. Under the Outsourcing Agreement, Novation paid us fees of $61.0 million during 2004.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors and principal stockholders and their affiliates will be approved by our audit committee, and will be on terms no less favorable to us than we believe could be obtained from unaffiliated third parties.

ITEM 14.	Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth the fees billed by our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, or PwC, which we retained as of July 2003, during fiscal years 2004 and 2003.

Audit and Non-audit Fees

	2004	2003
Audit fees(1)	$698,245	$502,160
Audit-related fees(2)	14,450	—
Tax fees(3)	101,400	110,090
All other fees(4)	2,360	2,240

Total	$816,455	$614,490

(1)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, the audit of our management’s annual assessment on our internal control over financial reporting, the audit of the effectiveness of our internal control over financial reporting, quarterly review of financial statements included in our Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.
(2)	Audit-related fees include professional services related to the audit of our financial statements and consultation on accounting standards or transactions.
(3)	Tax fees include $70,000 and $100,000 for 2004 and 2003, respectively, for professional services rendered in connection with tax compliance and preparation relating to our tax audits and tax compliance; and $31,400 and $10,090 for 2004 and 2003, respectively, for tax consulting and planning services relating to mergers and acquisitions, interest computations and tax changes. We do not engage PwC to perform personal tax services for our executive officers.
(4)	All other fees consists of fees for products and services other than the services reported above. There were no management consulting services provided.

The following table sets forth the fees billed by our former Independent Registered Public Accounting Firm, Deloitte & Touche LLP, which resigned as of May 2003, during fiscal years 2004 and 2003.

Audit and Non-audit Fees

	2004	2003
Audit fees(1)	$32,784	$60,748
Audit-related fees(2)	—	26,700
Tax fees	—	—
All other fees	—	—

Total	$32,784	$87,448

(1)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.
(2)	Audit-related fees include professional services related to the audit of our financial statements and consultation on accounting standards or transactions.

Audit Committee Pre-Approval Policy

The audit committee of our board of directors has adopted a policy requiring the pre-approval of any non-audit engagement of PwC. In the event that we wish to engage PwC to perform accounting, technical, diligence or other permitted services not related to the services performed by PwC as our Independent Registered Public Accounting Firm, our internal finance personnel prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services and the estimated duration and cost of the engagement. The report is provided to our audit committee or a designated committee member, who evaluates whether the proposed engagement interferes with the independence of PwC in the performance of its auditing services. Beginning with the first quarter of 2003, we have disclosed all non-audit engagements approved during a quarter in the appropriate quarterly report on Form 10-Q or annual report on Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

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

(a)(3) Index to Exhibits

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
3.01	Form of Fourth Amended and Restated Certificate of Incorporation.	X
3.02	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of the Registrant.	X
3.03	Restated Bylaws of the Registrant, as adopted on November 12, 1999.	S-1/A	333-89077	December 2, 1999	3.03
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-89077	December 2, 1999	4.01
4.02	Amended and Restated Registration Rights Agreement, dated June 30, 2000.	10-K		April 17, 2001	4.02
4.03	Amendment No. 1 to Registration Rights Agreement, dated January 25, 2001.	10-K		April 17, 2001	4.03
10.01*	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-89077	October 15, 1999	10.01
10.02*	Neoforma, Inc. 1997 Stock Plan.	S-1	333-89077	October 15, 1999	10.02
10.03*	Neoforma.com, Inc. 1999 Equity Incentive Plan, as adopted November 12, 1999.	S-1/A	333-89077	December 23, 1999	10.03
10.04*	Amendment to Neoforma, Inc. 1999 Equity Incentive Plan.	S-8	333-112013	January 20, 2004	4.8

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
10.05*	Neoforma.com, Inc. 1999 Employee Stock Purchase Plan, as adopted November 12, 1999.	S-1/A	333-89077	December 23, 1999	10.04
10.06	Sublease Agreement, dated March 7, 2000, between the Registrant and Seagate Technology, Inc.	10-Q		May 15, 2000	10.1
10.07+	Integrated Solution Agreement, dated August 28, 2001, by and between Global Healthcare Exchange, LLC and Neoforma, Inc.	10-Q		November 14, 2001	10.1
10.08+	Fourth Amended and Restated Outsourcing and Operating Agreement dated as of August 13, 2003 among Novation, LLC, VHA Inc., University HealthSystem Consortium, Healthcare Purchasing Partners International, LLC, and Neoforma, Inc.	10-Q		November 14, 2003	10.1
10.09+	General Management Agreement, dated February 25, 2004, between the Registrant and University HealthSystem Consortium.	10-Q		May 10, 2004	10.1
10.10+	Services Agreement, dated June 1, 2004, between the Registrant and VHA Inc.	10-Q		August 5, 2004	10.1
10.11*	Amended and Restated Employment Agreement, dated December 16, 2004, between the Registrant and Robert J. Zollars.	8-K		December 17, 2004	99.1
10.12*	Amended and Restated Offer Letter, dated December 16, 2004, between the Registrant and Daniel Eckert.	8-K		December 17, 2004	99.2
10.13*	Amended and Restated Offer Letter, dated December 16, 2004, between the Registrant and Andrew L. Guggenhime.	8-K		December 17, 2004	99.3
10.14*	Amended and Restated Offer Letter, dated December 16, 2004, between the Registrant and Herb Cross.	8-K		December 17, 2004	99.4
10.15*	Summary of 2005 Bonus Plan.	X
21.1	Subsidiaries.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X
31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X

Exhibit No. Filed Herewith	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No. as Filed
32.1**	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.	X
32.2**	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.	X

+	Indicates that portions of this agreement were granted confidential treatment by the Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	These certifications accompany our Annual Report on Form 10-K. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Other financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b) Exhibits

We hereby file as part of this Annual Report on Form 10-K and incorporate by reference the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 233 Broadway, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

(d) Financial Statement Schedules

We hereby file as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT J. ZOLLARS Robert J. Zollars	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 16, 2005

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director	March 16, 2005

/s/ JEFFREY HILLEBRAND Jeffrey Hillebrand	Director	March 16, 2005

/s/ WAYNE B. LOWELL Wayne B. Lowell	Director	March 16, 2005

/s/ MICHAEL MURRAY Michael Murray	Director	March 16, 2005

/s/ C. THOMAS SMITH C. Thomas Smith	Director	March 16, 2005

NEOFORMA, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, based on criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2004, based on the specified criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neoforma, Inc.:

We have completed an integrated audit of Neoforma, Inc.’s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Neoforma, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting,” appearing on the preceeding page, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 14, 2005

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neoforma, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Neoforma, Inc. (the “Company”) and subsidiaries for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in Item 15(a)(2) for the year ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Neoforma, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 13, 2003

NEOFORMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$9,981	$13,277
Short-term investments	6,638	12,593
Accounts receivable, net of reserves of $235 and $208 as of December 31, 2003 and 2004, respectively	3,776	2,898
Related party accounts receivable	456	5,250
Prepaid expenses and other current assets	2,775	2,983

Total current assets	23,626	37,001
Property and equipment, net	7,432	11,501
Intangibles, net of amortization	2,022	1,434
Goodwill	1,652	1,652
Capitalized partnership costs, net of amortization	106,003	40,996
Restricted cash	1,020	1,020
Other assets	1,459	845

Total assets	$143,214	$94,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,727	$3,994
Accrued payroll	4,199	3,974
Other accrued liabilities	3,183	2,839
Deferred revenue	2,651	1,564

Total current liabilities	12,760	12,371
Deferred rent	657	387
Deferred revenue, less current portion	554	326

Total liabilities	13,971	13,084

Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share:
Authorized—5,000 shares, no shares issued and outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.001 par value per share:
Authorized—300,000 shares at December 31, 2003 and 2004
Issued and outstanding: 18,973 and 20,244 shares at December 31, 2003 and 2004, respectively	19	20
Additional paid-in capital	827,570	839,307
Notes receivable from stockholders	(5,422)	(225)
Deferred compensation	(218)	(3,775)
Unrealized gain/(loss) on available for sale securities	1	(25)
Accumulated deficit	(692,707)	(753,937)

Total stockholders’ equity	129,243	81,365

Total liabilities and stockholders’ equity	$143,214	$94,449

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenue:
Related party revenue, net (see Note 3)	$—	$825	$—
Non-related party revenue	4,261	10,228	12,659

Total revenue	4,261	11,053	12,659

Operating expenses:
Cost of services	8,513	6,723	10,620
Operations	20,437	19,738	11,485
Product development	17,229	18,645	16,889
Selling and marketing	12,793	18,659	14,407
General and administrative	14,718	10,711	9,787
Amortization of intangible assets	90	588	588
Amortization of partnership costs (see Note 3)	9,361	847	6,365
Write-off of purchased software	458	—	—
Restructuring reversal	(68)	—	—
Write-down of non-marketable investments	451	—	—
Loss on divested businesses	59	—	—
Write-off of acquired in-process research and development	110	—	—
Write-down of notes receivable	1,053	50	—
Abandoned acquisition costs	—	551	—
Write-off of stockholder notes receivable	—	—	4,115

Total operating expenses	85,204	76,512	74,256

Loss from operations	(80,943)	(65,459)	(61,597)
Other income/(expense):
Interest income	516	324	370
Interest expense	(1,723)	(1,039)	(11)
Other income/(expense)	(60)	(213)	8

Net loss	$(82,210)	$(66,387)	$(61,230)

Net loss per share:
Basic and diluted	$(4.90)	$(3.66)	$(3.17)

Weighted average shares—basic and diluted	16,790	18,161	19,297

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
BALANCE, January 1, 2002	16,589	$17	$803,319	$(6,407)	$(10,344)	$(1)	$(544,110)	$242,474	$(272,361)

Repayment of notes receivable from stockholders	—	—	—	18	—	—	—	18
Common stock issued as a result of options exercised	24	—	201	—	—	—	—	201
Common stock issued as severance to employees	1	—	18	—	—	—	—	18
Interest income from stockholder notes receivable	—	—	—	(71)	—	—	—	(71)
Valuation of restricted stock earned by VHA Inc. and University HealthSystem Consortium (UHC)	854	1	10,928	—	—	—	—	10,929
Issuance of restricted common stock to employees and officers	36	—	524	—	(249)	—	—	275
Reduction in amortization of deferred compensation as a result of employee terminations	—	—	(802)	—	—	—	—	(802)
Reduction in deferred compensation as a result of employee terminations	—	—	(1,377)	—	1,377	—	—	—
Amortization of deferred compensation	—	—	—	—	6,567	—	—	6,567
Common stock issued under the employee stock purchase plan	126	—	813	—	—	—	—	813
Common stock issued in the acquisition of Revelocity Corporation	61	—	618	—	—	—	—	618
Unrealized gain on available for sale securities	—	—	—	—	—	1	—	1	$1
Net loss	—	—	—	—	—	—	(82,210)	(82,210)	(82,210)

BALANCE, December 31, 2002	17,691	$18	$814,242	$(6,460)	$(2,649)	$—	$(626,320)	$178,831	$(82,209)

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
BALANCE, December 31, 2002	17,691	$18	$814,242	$(6,460)	$(2,649)	$—	$(626,320)	$178,831	$(82,209)

Repayment of notes receivable from stockholders	—	—	—	1,066	—	—	—	1,066
Common stock issued as a result of options exercised	192	—	1,482	—	—	—	—	1,482
Common stock repurchased	(1)	—	(2)	—	—	—	—	(2)
Interest income from stockholder notes receivable	—	—	—	(28)	—	—	—	(28)
Valuation of restricted stock earned by VHA and UHC	749	1	9,600	—	—	—	—	9,601
Issuance of restricted common stock to employees and officers	37	—	326	—	(319)	—	—	7
Reduction in deferred compensation as a result of employee terminations	(7)	—	(229)	—	229	—	—	—
Reduction in amortization of deferred compensation as a result of employee terminations	—	—	(393)	—	—	—	—	(393)
Amortization of deferred compensation	—	—	—	—	2,521	—	—	2,521
Common stock issued under the employees stock purchase plan	187	—	1,086	—	—	—	—	1,086
Common stock issued in the acquisition of Revelocity	125	—	1,458	—	—	—	—	1,458
Unrealized gain on available for sale securities	—	—	—	—	—	1	—	1	$1
Net loss	—	—	—	—	—	—	(66,387)	(66,387)	(66,387)

BALANCE, December 31, 2003	18,973	$19	$827,570	$(5,422)	$(218)	$1	$(692,707)	$129,243	$(66,386)

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Unrealized Gain/(Loss) on Investments	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
BALANCE, December 31, 2003	18,973	$19	$827,570	$(5,422)	$(218)	$1	$(692,707)	$129,243	$(66,386)

Repayment of notes receivable from stockholders	—	—	—	274	—	—	—	274
Write-off of notes receivable from stockholders	(71)	—	(840)	4,955	—	—	—	4,115
Common stock issued as a result of options exercised	122	—	853	(17)	—	—	—	836
Common stock repurchased	(22)	—	(177)	—	—	—	—	(177)
Interest income from stockholder notes receivable	—	—	—	(15)	—	—	—	(15)
Valuation of restricted stock earned by VHA and UHC	283	—	3,145	—	—	—	—	3,145
Issuance of restricted common stock to employees and officers	868	1	8,540	—	(8,541)	—	—	—
Reduction in deferred compensation as a result of employee terminations	(84)	—	(593)	—	593	—	—	—
Reduction in amortization of deferred compensation as a result of employee terminations	—	—	(281)	—	—	—	—	(281)
Amortization of deferred compensation	—	—	—	—	4,391	—	—	4,391
Common stock issued under the employees stock purchase plan	175	—	1,090	—	—	—	—	1,090
Unrealized loss on available for sale securities	—	—	—	—	—	(26)	—	(26)	$(26)
Net loss	—	—	—	—	—	—	(61,230)	(61,230)	(61,230)

BALANCE, December 31, 2004	20,244	$20	$839,307	$(225)	$(3,775)	$(25)	$(753,937)	$81,365	$(61,256)

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(82,210)	$(66,387)	$(61,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted common stock issued to employees	293	10	—
Write-down of notes receivable	1,053	50	—
Provision for doubtful accounts	53	389	122
Accrued interest on notes receivable from stockholders	(71)	(26)	(15)
Depreciation and amortization of property and equipment	12,254	13,297	5,539
Amortization of intangibles	90	588	588
Amortization of partnership costs classified as an operating expense (see Note 3)	9,361	847	6,365
Amortization of deferred compensation, net of reversals	5,765	2,128	4,016
Amortization of deferred debt costs	175	—	—
Write-off of purchased software	458	—	—
Write-off of acquired in-process research and development	110	—	—
Write-down of non-marketable investments	451	—	—
Loss on divested businesses, net	59	—	—
Write-off of stockholder notes receivable	—	—	4,115
Change in assets and liabilities, net of acquisitions:
Restricted cash	480	—	—
Accounts receivable	(494)	(1,993)	(4,038)
Prepaid expenses and other current assets	(120)	532	(208)
Other assets	155	468	614
Accounts payable	(454)	(1,076)	648
Accruals and other liabilities	2,186	(3,570)	(759)
Deferred revenue	(121)	(1,511)	(1,315)
Deferred rent	124	34	(80)
Accrued interest on related party notes payable	1,877	(2,516)	—

Net cash used in operating activities	(48,526)	(58,736)	(45,638)

Cash flows from investing activities:
Purchases of short-term investments	(7,459)	(6,456)	(15,512)
Proceeds from the sales or maturities of short-term investments	2,704	6,574	9,531
Purchases of property and equipment	(2,465)	(3,908)	(3,239)
Proceeds from repayment of notes receivable relating to divestitures	95	—	—
Proceeds received from liquidation of non-marketable investment	211	—	—
Cash paid in connection with the acquisition of MedContrax, Inc. and Med-ecorp, Inc.	(1,494)	—	—
Cash paid in connection with the acquisition of Revelocity	(110)	—	—
Capitalization of software development costs	—	—	(5,656)

Net cash used in investing activities	(8,518)	(3,790)	(14,876)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	69,469	69,201	61,787
Repayments of notes payable	(7,726)	(18,152)	—
Collections of notes receivable from stockholders	18	1,064	274
Cash received related to options exercised	201	1,482	836
Proceeds from the issuance of common stock under the employee stock purchase plan	813	1,087	1,090
Common stock repurchased, net of notes receivable issued to common stockholders	—	(2)	(177)

Net cash provided by financing activities	62,775	54,680	63,810

Net increase (decrease) in cash and cash equivalents	5,731	(7,846)	3,296
Cash and cash equivalents, beginning of year	12,096	17,827	9,981

Cash and cash equivalents, end of year	$17,827	$9,981	$13,277

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$222	$3,808	$—

NEOFORMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Supplemental schedule of noncash investing and financing activities:
Issuance of warrants and restricted stock to related parties	$10,929	$9,600	$3,145

Reduction of deferred compensation resulting from employee terminations	$1,377	$229	$593

Issuance of restricted stock to employees and officers	$249	$326	$8,541

Purchases of equipment through credit arrangements	$81	$—	$619

Issuance of common stock in connection with the acquisition of Revelocity	$618	$1,458	$—

Reduction of amortization of deferred compensation due to capitalization of software development costs	$—	$—	$94

The accompanying notes are an integral part of these consolidated financial statements.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND LIQUIDITY

Neoforma, Inc. (the Company) provides supply chain management solutions for the healthcare industry. The Company utilizes a combination of technology, information and services to help the participants in the healthcare supply chain, principally hospitals, group purchasing organizations (GPOs) and suppliers, to reduce operational inefficiencies, lower costs and improve their financial health.

In early January 2005, the Company announced that it had retained Merrill Lynch & Co. as its financial advisor to assist the Company in evaluating strategic alternatives, including a possible sale of the Company or merger transaction, to achieve greater stockholder value. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated.

In late January 2005, the Company announced that, in connection with its decision to evaluate strategic alternatives, Novation and the Company each had engaged independent consultants to assess the technology, information, services and pricing provided by the Company to Novation, VHA, UHC and their member hospitals under the exclusive outsourcing agreement, and that, although the Company believes the current quarterly maximum payment under the outsourcing agreement is reasonable, Novation had advised the Company that its assessment could result in a formal request to reduce the quarterly maximum payment.

Since inception, the Company has incurred significant losses and, as of December 31, 2004, had an accumulated deficit of $753.9 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level if the growth rate of its business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. The Company’s available funds, consisting of cash, cash equivalents and short-term investments, combined with those funds it expects to generate in 2005, will be sufficient to meet the Company’s anticipated needs for working capital and capital expenditures through at least December 31, 2005. However, if available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EquipMD, Inc. (EquipMD), Neomedacq, Inc., operating as MedContrax, Med-ecom and HPIS, and Neolocity Corporation, operating as Revelocity, for the periods such subsidiaries were wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts receivable and notes receivable, litigation reserves, valuation of intangible assets and valuation allowance and realization of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days, from cash and cash equivalents to short-term, available for sale investments. This resulted in the reclassification from cash and cash equivalents to short-term investments of approximately $2.0 million, $5.5 million, and $3.5 million as of December 31, 2001, 2002, and 2003, respectively. Also, cash used in investing activities in the accompanying Consolidated Statements of Cash Flows was increased by $3.5 million for the year ended December 31, 2002 and was decreased by $2.0 million for the year ended December 31, 2003 to conform to the 2004 presentation.

Revenue Recognition

The Company derives its revenue from the solutions it provides to its customers. These solutions include Neoforma Order Management Solution (Neoforma OMS), Neoforma Contract Management Solution (Neoforma CMS) for contract and rebate management services, Neoforma Data Management Solution (Neoforma DMS), HPIS Market Intelligence, Neoforma Pharmaceutical Market Intelligence and Neoforma Materials Management Solution (Neoforma MMS).

Related Party Revenue.    Related party revenue consists of fees paid by Novation, LLC (Novation) under the fee level provisions of the outsourcing and operating agreement (Outsourcing Agreement), initially entered into in 2000 by and among the Company, Novation, VHA, UHC and Healthcare Purchasing Partners International, LLC (HPPI), as amended, in connection with Neoforma OMS and Neoforma CMS that the Company provides as part of Marketplace@Novation, and hospital implementation fees earned by the Company when VHA and UHC member hospitals that have contracted with the Company are connected to Marketplace@Novation.

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

Services fees are primarily generated from suppliers, GPOs and healthcare providers that purchase HPIS Market Intelligence, Neoforma Pharmaceutical Market Intelligence, Neoforma DMS and Neoforma CMS for

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract and Rebate Management Services and Reporting. Services fees relating to market intelligence services and contract rebate management and reporting services are received for the delivery of specified reports or other data. The Company recognizes the services fees related to these agreements upon delivery of the reports or, for time-based access to reports or data, over the period the Company provides that access to the customer under the agreement. As the Company’s data cleansing services are generally provided on a project basis, with most projects taking in excess of 90 days to complete and given the inherent risks with regards to estimating costs, the Company recognizes services fees paid by providers or GPOs related to these types of agreements upon project completion.

Subscription-based fees are generated from suppliers that pay a monthly, quarterly or annual subscription fee that is not based on marketplace volume in connection with the services the Company provides as part of Neoforma OMS and Neoforma CMS. For these suppliers, the Company recognizes these subscription fees ratably over the period of the subscription agreement, as that is the period over which the services are performed. The Company also generates subscription fees through other agreements with suppliers that participate in Marketplace@Novation that pay a periodic subscription fee calculated as a percentage of their periodic product sales under Novation contracts. For the majority of these suppliers, their Novation contract sales information is generally not available for approximately 90 days after the products are sold. For these suppliers, the Company utilizes estimates of their Novation contract sales as a basis for recognizing revenue. As the Company’s estimation process is based on historical Novation contract sales data for each supplier as provided by each supplier, and as those estimates are updated monthly, the Company believes that it has adequately demonstrated the ability to reasonably estimate the basis for these fees for revenue recognition purposes. As such, the Company recognizes the revenue in the period that the contracted products are sold. The Company also generates subscription fees through agreements with hospitals in connection with the services the Company provides as part of Neoforma OMS.

Transaction-based fees are generated from transactions processed through the Company’s NeoConnect connectivity solution between signed hospital and supplier participants in Marketplace@Novation in conjunction with the services the Company provides as part of Neoforma OMS and Neoforma CMS. The fee is a negotiated percentage of the purchase price, or marketplace volume, of products in transactions. The Company recognizes revenue for transaction fees on a net basis, as the Company does not believe that it acts as a principal in connection with orders to be shipped or delivered by a supplier to a buyer because, among other things, the Company does not: (i) establish the prices of products paid by buyers; (ii) take title to products to be shipped from the supplier to the buyer, nor does the Company take title to or assumes the risk of loss of products prior to or during shipment; (iii) bear the credit and collections risk of the buyer to the supplier; or (iv) bear the risk that the product will be returned.

Software license fees are generated primarily from suppliers and healthcare providers that license Neoforma MMS either directly via the purchase of a license to the software, or by entering into a subscription agreement with the Company whereby the Company provides them access to a hosted version of the software. The Company also generated software license revenue related to an agreement it entered into in August 2001 with Global Healthcare Exchange, LLC (GHX). The revenue related to this agreement was recognized ratably over the three-year term of the agreement. The Company applies the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended, to all transactions involving the sale of software products. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. For contracts with multiple obligations (e.g., license, maintenance and other services), revenue is allocated to each component of the contract using the residual method based on the price when sold separately. The Company recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as training, the Company recognizes revenue as the related services are performed. Revenue from hosted services is recognized as the services are performed.

Revenue by Customer Category

The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from GPOs, including from Novation under the Outsourcing Agreement, as amended. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than providers, GPOs and suppliers, including the software license revenue generated by the Company’s agreement with GHX, as well as revenue generated under various agreements whereby the Company is entitled to a share of revenue generated by those entities. Other revenue for the year ended December 31, 2002 also included revenue from entities or assets that the Company divested during that year. See Note 9 for a description of these divestitures. Revenue was as follows by customer category:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Provider/GPO Revenue	$122	$2,524	$2,778
Supplier Revenue	2,698	7,312	9,146
Other Revenue	1,441	1,217	735

Total	$4,261	$11,053	$12,659

Percentage of Total Revenue

	Year Ended December 31,
	2002	2003	2004
Provider/GPO Revenue	2.9%	22.8%	21.9%
Supplier Revenue	63.3	66.2	72.3
Other Revenue	33.8	11.0	5.8

Total	100.0%	100.0%	100.0%

Major Customers

The following customers accounted for 10% or more of total revenue for the years ended December 31:

	2002	2003	2004
Customer A	13%	*	*
Customer B	27%	10%	*

*	Customer accounted for less than 10%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, investments in money market accounts, treasury bills, commercial paper and marketable securities with original or remaining maturities at the date of purchase of 90 days or less and are stated at fair market value.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

In connection with an operating lease entered into in fiscal 2000 relating to the Company’s corporate headquarters in San Jose, California, the Company established a letter of credit in the amount of $2.0 million payable to the landlord, securing the Company’s obligation under the lease. The letter of credit is secured by balances in the Company’s investment accounts which are classified as restricted cash in the accompanying consolidated balance sheets. As of December 31, 2003, the balance of the letter of credit had been reduced to $1.0 million as allowed for under the terms of the lease. The restriction on the letter of credit is expected to lapse in March 2007.

Investments

The Company accounts for debt and equity investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.” All of the Company’s short-term investments are classified as available-for-sale and stated at fair market value.

As of December 31, 2003 and 2004, the Company had no investments in marketable equity securities. Investments in debt instruments with maturities greater than ninety days at the date of purchase and less than one year as of the balance sheet date and securities that are expected to be available for use during the normal operating cycle of the business are classified as short-term investments.

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

Cash equivalents, restricted cash and short-term investments were as follows by major security type:

	December 31, 2003
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states with original maturities less than one year	$2,345	$2,346	$1
Debt securities issued by states of the United States and political subdivisions of the states with original maturities greater than one year	2,500	2,500	—
Corporate debt securities with original maturities less than one year	1,520	1,520	—
Corporate debt securities with original maturities greater than one year	1,000	1,000	—

	$7,365	$7,366	$1

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Loss
	(in thousands)
Debt securities issued by states of the United States and political subdivisions of the states with original maturities less than one year	$1,500	$1,492	$(8)
Debt securities issued by states of the United States and political subdivisions of the states with original maturities greater than one year	10,546	10,543	(3)
Corporate debt securities with original maturities less than one year	—	—	—
Corporate debt securities with original maturities greater than one year	2,618	2,604	(14)

	$14,664	$14,639	$(25)

Debt securities classified as cash, cash equivalents, restricted cash and short-term investments were as follows:

	2003	2004
Debt securities classified as cash, cash equivalents and restricted cash	$727	$2,071
Debt securities classified as short-term investments	6,638	12,593

Total debt securities	$7,365	$14,664

Investments with original or remaining maturities at the date of purchase of less than 90 days classified as cash equivalents and restricted cash amounted to $0.7 million and $2.1 million at December 31, 2003 and 2004, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from customers. Accounts receivable are recorded net of allowance for doubtful accounts. At December 31, 2003 and 2004, the Company had $456,000 and $5.3 million, respectively, outstanding from services provided to Novation, a related party, classified as related party accounts receivable. The $5.3 million was collected by the Company in January 2005. As of December 31, 2003 and 2004, there were no other customers with accounts receivable balances greater than 10% of total accounts receivable.

Prepaid Expenses and Other Current Assets

As of December 31, 2003 and 2004, prepaid expenses and other current assets primarily consisted of prepaid software license and maintenance fees, miscellaneous deposits and the current portion of notes receivable.

Property and Equipment and Capitalized Software Development Costs

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease term or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs,

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll related costs. During 2004, capitalized software development costs related to new functionality for the Company’s solutions offered to its customers. Repairs and maintenance costs are expensed as incurred. When applicable, capitalized interest is included in property and equipment under the provisions of SFAS No. 34, “Capitalization of Interest Cost.” There was no interest capitalized during 2003 and 2004. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

As of December 31, 2003 and 2004, property and equipment consisted of the following (in thousands):

	2003	2004
Computer and equipment	$14,791	$15,761
Software	21,361	22,144
Capitalized software development costs	—	5,754
Furniture and fixtures	1,673	1,729
Leasehold improvements	2,393	2,393

	40,218	47,781
Accumulated depreciation and amortization	(32,786)	(36,280)

Property and equipment, net	$7,432	$11,501

Intangibles

Intangibles consist of acquired database and developed technology. Intangibles are amortized on a straight-line basis over a period of three to five years.

Intangibles include the following (in thousands):

	Weighted Average Amortization Period	December 31, 2003			December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Database	3	$360	$(170)	$190	$360	$(290)	$70
Developed technology	5	2,340	(508)	1,832	2,340	(976)	1,364

Total intangibles		$2,700	$(678)	$2,022	$2,700	$(1,266)	$1,434

Future amortization expense of intangibles as of December 31, 2004 is expected to be as follows (in thousands):

Year	Amount
2005	$538
2006	468
2007	428

$1,434

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

As of December 31, 2004, goodwill represented the excess of the purchase price over the fair value of net assets in the acquisitions of MedContrax, Med-ecorp and Revelocity. Goodwill is not amortized, but is assessed for impairment at least annually, or whenever changes in circumstances may indicate that the carrying value may not be recoverable. The Company performs its annual impairment test in the fourth quarter of each year.

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

Capitalized Partnership Costs

Capitalized partnership costs consists of the fair value of common stock and restricted common stock issued and capitalized in connection with the Company’s Outsourcing Agreement, as amended, with Novation, VHA, UHC and HPPI and is shown net of accumulated amortization (see Note 15 for discussion of both the Outsourcing Agreement, as amended, and the related stock that has been issued and capitalized).

	As of December 31,
	2003	2004
Gross capitalized partnership costs	$360,090	$363,235
Accumulated amortization of capitalized partnership costs	(254,087)	(322,239)

Net capitalized partnership costs	$106,003	$40,996

Amortization of partnership costs represents the amortization of the shares of common stock issued to VHA and UHC. The value of the initial common stock issued is being amortized on a straight-line basis over a five-year estimated useful life. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years. As of March 31, 2004, all the shares of restricted stock had been earned by VHA and UHC. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned.

Non-Marketable Investments

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

In April 2001, the Company received 1,490,637 shares of Series A Preferred Stock in Attainia, Inc. (Attainia) as part of the consideration paid by Attainia for their purchase of certain portions of the Company’s

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. These shares were valued at $0.50 per share and resulted in a total investment in non-marketable securities of $745,000 being recorded. In December 2002, the Company received notice from Attainia that it had completed a round of financing at an offering price less than the cost per share of the Company’s investment in Attainia. As such, the Company recorded a charge of $662,000 in 2002 to write down the investment in Attainia.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company identified certain software licenses that were no longer being utilized and recorded an impairment charge of $458,000 during 2002 to write off these assets. There were no such impairment charges during 2003 and 2004.

Stock Based Compensation

At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate range	1.1%-5.5%	1.2%-4.8%	3.4%-4.7%
Expected lives (in years)—options	5.0	5.0	5.0
Expected lives (in years)—ESPP	0.5	0.5	0.5
Dividend yield	0%	0%	0%
Volatility	90%	90%	90%

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net loss as reported	$(82,210)	$(66,387)	$(61,230)
Add: Stock-based compensation expense included in reported net loss	5,765	2,128	4,016
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,115)	(11,479)	(11,804)

Net loss, pro forma	$(86,560)	$(75,738)	$(69,018)

Net loss per share, as reported	$(4.90)	$(3.66)	$(3.17)

Net loss per share, pro forma	$(5.16)	$(4.17)	$(3.58)

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive to the Company’s net losses in each of these periods. The total number of weighted average common stock equivalents, such as options, warrants and unvested restricted stock, that are excluded from the diluted loss per share calculation was 2.1 million, 1.1 million and 814,000 shares for the years ended December 31, 2002, 2003 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Net loss	$(82,210)	$(66,387)	$(61,230)

Basic and diluted:
Weighted average shares of common stock outstanding	16,918	18,181	19,297
Less: Weighted average shares of common stock subject to repurchase	(128)	(20)	—

Weighted average shares used in computing basic and diluted net loss per share	16,790	18,161	19,297

Basic and diluted net loss per share	$(4.90)	$(3.66)	$(3.17)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Public companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The statement is effective for the Company’s interim

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting period beginning July 1, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. The cumulative effect of initially applying this statement is recognized as of the effective date. As of the effective date, application of this statement will be through a modified version of prospective application and compensation cost will be recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the effective date, the Company can elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-1 requires that tax deductions on qualified production activities related to the American Jobs Creation Act of 2004, or the Act, be accounted for as a special deduction under SFAS No. 109. The provisions of FSP No. FAS 109-1 are effective for the Company’s fiscal year ended December 31, 2004. The adoption of FSP No. FAS 109-1 did not have a material impact in 2004 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows in future periods. FSP No. FAS 109-2 permits an enterprise to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 beyond its financial reporting period. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company does not believe the adoption of FSP No. FAS 109-2 will have a material effect on its financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus on EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” concluded that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or upon the occurrence of another contingency. The FASB is presently in the process of amending certain aspects of SFAS No. 128, “Earnings per Share,” and it is expected to require that share settlement be assumed in the diluted earnings per share calculation for contracts that can be settled in stock or cash. The consensus in EITF No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. The Company does not believe that EITF No. 04-8 will have a material effect on its diluted per share calculation and the Company will evaluate the impact of the amendments to SFAS No. 128 once issued.

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements are effective for the Company’s fiscal year ended December 31, 2004. The Company will evaluate the impact of EITF No. 03-1 once final guidance is issued.

3.	APPLICATION OF EITF NO. 01-9

In November 2001, the EITF reached a consensus on EITF No. 01-9. EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations. EITF No. 01-9 was adopted in the first quarter of 2002 and, upon adoption, the Company retroactively reclassified such amounts in previously issued financial statements to comply with the income statement classification requirements of EITF No. 01-9.

On July 26, 2000, the Company issued equity consideration to VHA and UHC in connection with the Company’s Outsourcing Agreement, as amended, entered into with Novation, VHA, UHC and HPPI on May 24, 2000 (see Note 15). The Company capitalized this consideration when measurement dates occurred. The final measurement date occurred during the quarter ended March 31, 2004. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which was capitalized as earned, is being amortized over the term of the arrangements that resulted in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against gross related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against gross related party revenue up to the lesser of such gross related party revenue or gross amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense.

The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenue:
Gross related party revenue	$69,469	$70,026	$61,787
Offset of amortization of partnership costs	(69,469)	(69,201)	(61,787)

Total related party revenue, net	$—	$825	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$78,830	$70,048	$68,152
Offset to gross related party revenue	(69,469)	(69,201)	(61,787)

Total amortization of partnership costs reported as an operating expense	$9,361	$847	$6,365

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in the Company’s consolidated statements of cash flows.

4.	WRITE-OFF OF STOCKHOLDER NOTES RECEIVABLE

During 2004, the Company wrote off two notes receivable from stockholders, with an aggregate carrying value of $5.0 million, consisting of one note from a former executive officer of the Company and another from a former employee. These notes were issued in connection with the early exercise of employee stock option grants in fiscal 1999 and were collateralized by, among other things, the shares issued upon exercise of the options. Once the notes became due, the Company actively pursued collection using all reasonable efforts to collect the outstanding balances. Upon exhausting all such efforts in 2004, the Company determined that these two notes were no longer collectible and, as such, the Company reclaimed all shares of common stock collateralizing the notes, totaling 71,250 shares, and wrote off the remaining balances.

As of December 31, 2004, the Company had $225,000 of remaining notes receivable from current and former employees of the Company outstanding, including accrued interest. The Company intends to vigorously pursue collection on these stockholder notes receivable when and as they become due.

5.	LOANS AND NOTES PAYABLE

In April 2001, we entered into a revolving credit agreement with VHA, which subsequently was amended. This line of credit was not utilized in 2004 and, as of December 31, 2004, the line had expired.

6.	COMMITMENTS

The Company leases its various office facilities under operating leases. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $3.2 million, $2.9 million and $2.2 million, respectively.

In February 2002, the Company entered into a sublease with a corporation, under which the corporation subleased 20,000 square feet of this facility for the first year, increasing to 31,700 square feet for the remaining term of the sublease, which ran through February 2005. As of December 31, 2004, this corporation had not elected to extend their sublease on the 31,700 square feet of space and, as a result, management is actively marketing the space with the intent to sublease some or all of that space. In addition, management is currently assessing the Company’s internal space needs to determine if the Company will require some portion of that space based on future operating plans. In 2002, 2003 and 2004, the Company received $773,000, $682,000 and $739,000, respectively, in sublease payments from the corporation.

Future minimum obligations under non-cancelable operating leases are as follows (in thousands):

2005	$3,254
2006	3,242
2007	832

Total minimum obligations	7,328
Less: future sublease rental income	(124)

Total net minimum obligations	$7,204

In May 2000, as part of the termination of the proposed mergers with Eclipsys Corporation (Eclipsys) and Healthvision, Inc. (Healthvision), the Company entered into a strategic commercial relationship with Eclipsys

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Healthvision that includes a co-marketing and distribution arrangement between the Company and Healthvision. Under the terms of the arrangement, the Company purchased a license to utilize Eclipsys’ eWebIT enterprise application technology to enhance the integration of legacy applications with the Company’s e-commerce platform technology. Additionally, the Company committed to purchase $4.3 million of consulting services for their professional services organizations over a four-year period. The Company is currently in dispute with Healthvision and Eclipsys over this arrangement regarding the Company’s obligation to utilize their services. As of December 31, 2004, the Company had utilized $1.6 million of these professional services.

7.	CONTINGENCIES

Litigation

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (IPO)), as well as the Company’s chairman and chief executive officer, Robert Zollars, and its former chief financial officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of the Company’s common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in the Company’s IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and in February 2003, the Court denied the Company’s motion to dismiss. On October 9, 2002, all of the individual defendants, including Messrs. Zollars and Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement and scheduling a hearing to determine whether to finally approve the settlement. The Company is unable to determine whether or when the settlement will be approved or finalized. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the lawsuits.

Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers and parties to other transactions with the Company, with respect to certain matters. The

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against them. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2001, the Company completed the sale of substantially all of the assets of U.S. Lifeline, Inc. (USL), the Company’s healthcare content subsidiary, to Medical Distribution Solutions, Inc. (MDSI) for consideration totaling $1.25 million. Under the terms of the asset purchase agreement entered into by and between the Company and MDSI, the Company agreed to sell to MDSI substantially all of the assets and certain liabilities of the USL operations, resulting in net assets with a carrying value of $750,000 being transferred. The purchase price was comprised of $500,000 of cash delivered to the Company upon the closing and a $750,000 non-interest bearing promissory note payable to the Company in three annual installments commencing in April 2003. This note was recorded by the Company at the net present value of $533,000 as of the date of the divestiture, using an effective interest rate of 10%. In addition, the Company is entitled to receive a revenue share from MDSI on certain types of sales. The net result of the transaction to the Company was a gain on the divestiture of these assets of $307,000. As of December 31, 2004, there was only one final payment of $375,000 due in April 2005 remaining under this promissory note.

In July 2001, the Company entered into an agreement to sell substantially all of the assets of the Company’s Auction operations, recorded at $1.8 million, to Med-XS Solutions, Inc. in exchange for consideration in the amount of $2.5 million. Under the amended purchase agreement, the consideration provided to the Company by Med-XS consisted of $150,000 cash delivered to the Company at closing and a $2.4 million promissory note payable to the Company over two years from September 5, 2001, which was the date of closing. This note was recorded at the net present value of $2.1 million, using an effective interest rate of 10%. In addition, the Company is entitled to receive revenue and profit sharing from Med-XS on the operations acquired by Med-XS. The net result of the transaction to the Company was a gain on the divestiture of these assets of $872,000. In January 2002, the Company filed suit against Med-XS Solutions, Inc. and Med-XS Asset Services, Inc. (together, Med-XS) for non-payment of amounts due under the note. As of that date, the Company had not received any payments from Med-XS beyond the $150,000 delivered at closing. On September 26, 2002, the Company entered into a confidential settlement agreement with Med-XS to settle the suit the Company had filed against Med-XS. The Company recorded a $1.1 million charge to write-down the promissory note to reflect the collectible value of the note based on the terms of the settlement agreement. As of December 31, 2004, there was $875,000 outstanding under this promissory note.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	DEFERRED COMPENSATION

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Gross amortization of deferred compensation	$6,567	$2,521	$4,391
Less: reversals as a result of employee terminations	(802)	(393)	(281)
Less: amounts capitalized as software development costs	—	—	(94)

Amortization of deferred compensation	$5,765	$2,128	$4,016

Deferred compensation represents the aggregate difference, at the date of grant, between the cost to employees of equity-based compensation and the estimated fair value of the underlying equity instrument. In the case of stock options, deferred compensation is calculated as the difference between the exercise price of the option and the deemed fair value of the underlying stock on the date the option was granted. Deferred compensation of this type is amortized on an accelerated basis over the vesting period of the underlying options, generally four years. Amortization of deferred compensation is reversed for any amounts recognized on options that do not vest due to employee terminations or employee attrition. In connection with the grant of certain stock options to employees during fiscal 1998, 1999 and 2000, prior to the Company’s IPO, the Company recorded deferred compensation of $65.2 million in total. During 2002 and 2003, the Company recorded $244,000 and $82,000, respectively, in reductions of this deferred compensation as a result of employee terminations and employee attrition. The Company recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $3.4 million and $1.1 million during 2002 and 2003, respectively. There were no reductions of deferred compensation or amortization of deferred compensation related to these options during 2004, as amortization was complete as of December 31, 2003.

In connection with the assumption of certain stock options granted to employees of EquipMD, prior to the acquisition of EquipMD, the Company recorded deferred compensation of $23.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the exercise price of these options at the date of announcement of the acquisition. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options using an accelerated method of amortization. During 2002, the Company recorded $1.2 million in reductions of this deferred compensation as a result of employee attrition in this business, which the Company divested in March 2002. The Company recorded amortization of this deferred compensation, net of reversals relating to forfeitures, of $51,000 during 2002. The Company no longer employs any EquipMD employees. As such, the Company does not have any remaining deferred compensation related to these employees and is no longer incurring amortization expenses relating to this deferred compensation.

During 2002, 2003 and 2004, in connection with the award of restricted stock to certain employees and officers, the Company recorded deferred compensation of $249,000, $320,000 and $8.5 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock lapse on various dates through August 2006, provided that the grant recipients are employed continuously with the Company through those dates. These amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that are forfeited due to employee terminations or employee attrition. During 2002, 2003 and 2004, the Company recorded $0, $146,000 and $593,000, respectively, in reductions of this deferred compensation as a result of employee terminations and the resulting forfeitures of the restricted stock. Amortization of deferred compensation related to these shares, net of reversals relating to forfeitures, of $2.3 million, $1.0 million and $4.0 million was recorded during 2002, 2003 and 2004, respectively.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining deferred compensation of $3.8 million at December 31, 2004 is expected to be amortized as follows: $3.2 million during fiscal 2005 and $526,000 during fiscal 2006. The amortization expense relates to restricted stock awarded to officers and other employees across all operating expense reporting categories. The amount of deferred compensation amortization expense has been allocated to these categories in the consolidated statement of operations based on the reporting category in which the salary and other compensation of each individual responsible for the initial deferred compensation balance is classified.

11.	ABANDONED ACQUISITION COSTS

In July 2003, the Company entered into a definitive asset purchase agreement with I-many, Inc. to acquire substantially all of the assets of I-many’s Health & Life Sciences business. In November 2003, the Company exercised its right to terminate the acquisition pursuant to the terms of the asset purchase agreement. As a result of the termination of the acquisition, the Company expensed $551,000 in previously capitalized acquisition-related costs incurred during the due diligence and acquisition process, legal advisory fees and financial and accounting fees, which no longer had any realizable future value. As such, the Company wrote off all such capitalized costs in the fourth quarter of the year ended December 31, 2003.

12.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions on these shares. As of December 31, 2004, there were no shares of preferred stock outstanding.

Common Stock

As of December 31, 2004, the Company has reserved the following shares of common stock for future issuance as follows (in thousands):

Stock option plans	3,157
Conversion of warrants outstanding	4
Employee stock purchase plan	18

3,179

13.	STOCK OPTIONS

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1999 Equity Incentive Plan

In November 1999, the board of directors approved the 1999 Equity Incentive Plan (the 1999 Plan) to replace the 1997 Stock Plan. The Company reserved 500,000 shares of common stock for issuance under the 1999 Plan, and the number of shares reserved for issuance under this plan was increased to include shares of the Company’s common stock reserved under the 1997 Plan that were not issued or subject to outstanding grants on the date the IPO was completed. The 1999 Plan stipulates that the amount authorized will automatically be increased each year by the number of shares required to increase the total shares available for future grants under the plan to an amount equal to 5% of the Company’s total outstanding shares as of December 31 of the preceding year. Incentive stock options may only be granted to employees under the 1999 Plan, and they must be granted at an option price no less than 100% of the fair market value of the common stock on the date of grant. If the optionee owns stock representing more than 10% of the Company’s outstanding voting stock, incentive stock options must be granted at an option price no less than 110% of the fair market value of the common stock on the date of grant. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors or advisors to the Company, and must be granted at an option price no less than 85% of the fair market value of the common stock on the date of grant. All options granted under the 1999 Plan carry a maximum term of 10 years from the date of grant, and shall be exercisable at such times and under such conditions as determined by the board of directors at the date of grant. However, for most options,  1/4 of the shares subject to the option shall vest 12 months after the vesting commencement date, and  1/48 of the shares subject to the option shall vest each month thereafter.

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all equity incentive plans was as follows (in thousands, except per share amounts):

	Shares Available For Grant	Outstanding Options
		Number	Weighted-Average Exercise Price
Balance, January 1, 2002	1	2,147	$24.11
Authorized	894	—	—
Granted	(1,209)	1,209	$15.17
Exercised	—	(24)	$8.49
Canceled	346	(351)	$31.46
Restricted stock granted	(18)	—	—

Balance, December 31, 2002	14	2,981	$19.75
Authorized	918	—	—
Granted	(985)	985	$11.10
Exercised	—	(192)	$7.72
Canceled	667	(667)	$19.39
Restricted stock granted	(30)	—	—

Balance, December 31, 2003	584	3,107	$17.83
Authorized	372	—	—
Granted	(462)	462	$10.83
Exercised	—	(122)	$7.08
Canceled	430	(430)	$19.82
Restricted stock granted	(868)	—	—
Restricted stock canceled	84	—	—

Balance, December 31, 2004	140	3,017	$16.90

The weighted-average fair value of options granted during the years ended December 31, 2002, 2003 and 2004 was $12.25, $8.79 and $8.62, respectively.

The following table summarizes all stock options outstanding and exercisable as of December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$1.00 to $7.50	405	7.19	$6.93	278	$6.90
$7.50 to $8.75	401	6.04	$8.23	392	$8.22
$8.75 to $10.86	561	8.34	$9.91	266	$9.94
$10.86 to $12.71	524	8.88	$11.46	200	$11.64
$12.71 to $19.90	684	7.37	$17.42	475	$17.64
$19.90 to $638.75	442	5.40	$48.42	441	$48.51

$1.00-$638.75	3,017	7.32	$16.90	2,052	$19.43

There were 1,626,000 shares subject to options that were exercisable as of December 31, 2003.

As of December 31, 2002, 66,000 shares previously issued relating to options exercised prior to their vesting date were subject to repurchase at a weighted-average price of $1.88 per share. As of December 31, 2003 and

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, there were no such shares remaining subject to repurchase as all options exercised prior to their vesting date were fully vested.

1999 Employee Stock Purchase Plan

In November 1999, the board of directors approved the 1999 Employee Stock Purchase Plan (ESPP) which became effective on January 24, 2000. The Company initially reserved 75,000 shares of common stock for issuance under the ESPP, and the terms of the ESPP stipulate that amount will automatically be increased each year by shares equal to the amount necessary such that the total shares available for issuance under the plan is equal to 1% of the total outstanding shares of common stock as of December 31 of the preceding year. Pursuant to this provision of the ESPP, total shares of 577,000 have been authorized for issuance under the plan from inception through December 31, 2004. Subject to certain eligibility requirements, employees may elect to withhold up to a maximum of 15% of their cash compensation for participation in the ESPP. Each offering period under the ESPP is two years in duration and consists of four six-month purchase periods. The first offering period commenced on January 24, 2000 at which time price quotations were available for the Company’s common stock on The Nasdaq National Market with subsequent purchasing periods commencing on February 1 and August 1 of each year. The purchase price for common stock purchased under this plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the last day of the purchase period. Total shares purchased by employees under the ESPP for the years ended December 31, 2002, 2003 and 2004 were 126,000 shares, 187,000 shares and 175,000 shares, respectively.

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

Due to the Company’s loss position, there was no provision for income taxes for the years ended December 31, 2002, 2003 or 2004.

As of January 1, 1998, the Company elected C-Corporation status for Federal and state purposes. As a result, the Company is not entitled to any tax benefits associated with the period prior to C-Corporation election.

At December 31, 2004, the Company had cumulative net operating loss carryforwards of $406.9 million and $275.4 million for Federal and state income tax purposes, respectively, expiring in various years ending through 2024.

At December 31, 2004, the Company had cumulative credit carryforwards of $2.2 million and $3.6 million for Federal and state income tax purposes, respectively. These credits are subject to expiration through various periods through 2024.

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated tax effects of significant temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2003	2004
Temporary differences:
Reserves and accruals deductible in different periods	$1,493	$2,638
Fixed asset basis difference	5,203	6,377
Stock compensation	508	1,718
Partnership costs	11,708	—
Other	3,706	3,693
Net operating loss carryforwards	144,562	158,259
Tax credits	3,398	4,532

Gross deferred tax assets	170,578	177,217
Gross deferred tax liabilities	(20,539)	(9,558)
Valuation allowance	(150,039)	(167,659)

	$—	$—

Due to uncertainty surrounding the realization of the deferred tax attributes in future years, the Company has recorded a valuation allowance against its net deferred tax assets. For the years ended December 31, 2002, 2003 and 2004, the Company recorded increases to the valuation allowance of $15.8 million, $10.2 million and $17.6 million, respectively.

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

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before taxes as follows:

	For the Year Ended December 31,
	2002	2003	2004
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	(5.9)	(5.9)	(5.8)
Change in valuation allowance	38.8	41.1	42.4
Stock compensation	2.9	0.7	—
Tax credits	(0.8)	(0.9)	(1.6)

	—%	—%	—%

15.	RELATED PARTY TRANSACTIONS

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

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2002, in connection with the Outsourcing Agreement, the Company issued 4.6 million and 1.1 million shares of its common stock to VHA and UHC, respectively. The Company also issued warrants to VHA and UHC, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of the Company’s common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. In October 2000, the Company exchanged VHA’s warrant to purchase 3.1 million shares of the Company’s common stock for 3.1 million restricted shares of the Company’s common stock and, in January 2001, the Company exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of the Company’s common stock for 564,000 restricted shares of the Company’s common stock. VHA and UHC have since earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

The Company has amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement (Fourth Amended Agreement), effective August 2003:

•	the Company and Novation have agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by the Company’s connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	the payments Novation is required to make under the fee level provision are subject to quarterly maximums. In each of the last two years, the Company generated sufficient marketplace volume to earn the quarterly maximum payments, which totaled $69.2 million and $61.0 million for the years ended December 31, 2003 and 2004, respectively. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	the Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI-sponsored marketplaces only;

•	the Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	the Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

In April 2001, the Company entered into a revolving credit agreement with VHA, which subsequently was amended. This line of credit was not utilized in 2004 and, as of December 31, 2004, the line expired.

During the years ended December 31, 2002, 2003 and 2004, the fees paid to the Company by Novation totaled $68.8 million, $69.2 million and $61.0 million, respectively. The fees paid to the Company by Novation in each of the last ten quarters, including the quarter ended December 31, 2004, were limited by the quarterly

NEOFORMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximums in those periods. Based on the levels of marketplace volume the Company is currently achieving, the Company expects that the fees it earns from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.

In March 2004, the Company entered into a three-year agreement with UHC designating the Company as the preferred provider of supply chain data cleansing and maintenance services to the UHC hospital membership base. In connection with this agreement, the Company offers Neoforma DMS to UHC hospital members, and has developed joint sales and marketing plans with UHC to support this relationship. In June 2004, the Company entered into a similar, three-year agreement with VHA, designating the Company as a provider of supply chain data cleansing and maintenance services to the VHA hospital membership base. In connection with this agreement, the Company offers Neoforma DMS to VHA member hospitals and collaborates with VHA to educate their member hospitals about the benefits of Neoforma DMS.

In early January 2005, the Company announced that it had retained Merrill Lynch & Co. as its financial advisor to assist the Company in evaluating strategic alternatives, including a possible sale of the Company or merger transaction. The Company anticipates that any such change in control transaction will require the consent of VHA and UHC. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated.

In late January 2005, the Company announced that, in connection with its decision to evaluate strategic alternatives, Novation and the Company each had engaged independent consultants to assess the technology, information, services and pricing provided by the Company to Novation, VHA, UHC and their member hospitals under the exclusive outsourcing agreement, and that, although the Company believes the current quarterly maximum payment under the outsourcing agreement is reasonable, Novation had advised the Company that its assessment could result in a formal request to reduce the quarterly maximum payment under the outsourcing agreement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Expense	Write-offs	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2002	$206	$53	$—	$259
Year ended December 31, 2003	$259	$389	$(413)	$235
Year ended December 31, 2004	$235	$122	$(149)	$208

S-1

INDEX TO EXHIBITS

(a)	Exhibits

3.01	Form of Fourth Amended and Restated Certificate of Incorporation.

3.02	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of the Registrant.

10.15	Summary of 2005 Bonus Plan.

21.1	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to 18 U.S.C. Section 1350.

*	This certification accompanies our Annual Report on Form 10-K. These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.