Form 10-Q
period 2005-03-31
NEOFORMA INC
filed 2005-05-09
CIK 1096219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For The Transition Period From                      To

Commission File No. 000-28715

NEOFORMA, INC.

(Exact name of the Registrant as Specified in its Charter)

Delaware	77-0424252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3061 Zanker Rd., San Jose, CA	9 5134
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock outstanding on May 5, 2005 was 20,582,627.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2004*	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$13,277	$17,523
Short-term investments	12,593	13,021
Accounts receivable, net of reserves of $208 and $207 as of December 31, 2004 and March 31, 2005, respectively	2,898	2,644
Related party accounts receivable	5,250	—
Prepaid expenses and other current assets	2,983	3,668

Total current assets	37,001	36,856
Property and equipment, net	11,501	10,950
Intangibles, net of amortization	1,434	1,287
Goodwill	1,652	1,652
Capitalized partnership costs, net of amortization	40,996	24,532
Restricted cash	1,020	1,020
Other assets	845	782

Total assets	$94,449	$77,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,994	$2,361
Accrued payroll	3,974	2,884
Other accrued liabilities	2,839	3,561
Deferred revenue	1,564	1,358

Total current liabilities	12,371	10,164
Deferred rent	387	320
Deferred revenue, less current portion	326	286

Total liabilities	13,084	10,770

Stockholders’ equity:
Preferred stock, $0.001 par value per share:
Authorized: 5,000 shares, no shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	—	—
Common stock, $0.001 par value per share:
Authorized: 300,000 shares at December 31, 2004 and March 31, 2005, respectively Issued and outstanding: 20,244 and 20,558 shares at December 31, 2004 and March 31, 2005, respectively	20	21
Additional paid-in capital	839,307	841,973
Notes receivable from stockholders	(225)	(213)
Deferred compensation	(3,775)	(4,503)
Unrealized loss on available for sale securities	(25)	(75)
Accumulated deficit	(753,937)	(770,894)

Total stockholders’ equity	81,365	66,309

Total liabilities and stockholders’ equity	$94,449	$77,079

*	Derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2005
Revenue:
Related party revenue, net (see Note 3)	$—	$—
Non-related party revenue	2,928	2,620

Total revenue	2,928	2,620

Operating expenses:
Cost of services	2,061	2,968
Operations	2,998	3,168
Product development	3,638	5,062
Selling and marketing	3,656	3,544
General and administrative	2,238	3,046
Amortization of intangible assets	147	147
Amortization of partnership costs (see Note 3)	1,472	1,042
Restructuring	—	767

Total operating expenses	16,210	19,744

Loss from operations	(13,282)	(17,124)
Other income/(expense):
Interest income	69	186
Interest expense	(1)	(2)
Other expense	—	(17)

Net loss	$(13,214)	$(16,957)

Net loss per share:
Basic and diluted	$(0.69)	$(0.87)

Weighted average shares—basic and diluted	19,069	19,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(13,214)	$(16,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	96	—
Accrued interest receivable on notes receivable from stockholders	(6)	(2)
Depreciation and amortization of property and equipment	1,191	1,863
Amortization of intangibles	147	147
Amortization of partnership costs classified as an operating expense (see Note 3)	1,472	1,042
Amortization of deferred compensation, net of reversals	467	1,172
Restructuring	—	767
Change in assets and liabilities:
Accounts receivable	212	5,504
Prepaid expenses and other current assets	(22)	(685)
Other assets	67	63
Accounts payable	(581)	(1,014)
Other accrued liabilities and accrued payroll	(1,598)	(1,160)
Deferred revenue	(569)	(246)
Deferred rent	(14)	(42)

Net cash used in operating activities	(12,352)	(9,548)

Cash flows from investing activities:
Purchases of short-term investments	(1,347)	(2,356)
Proceeds from the sales or maturities of short-term investments	3,206	1,878
Purchases of property and equipment	(1,236)	(1,165)
Capitalization of software development costs	(1,768)	(714)

Net cash used in investing activities	(1,145)	(2,357)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	15,478	15,421
Cash received related to options exercised	250	242
Proceeds from the issuance of common stock under the employee stock purchase plan	526	474
Common stock repurchased, net of notes receivable issued to common stockholders	(177)	—
Collections of notes receivable from stockholders	44	14

Net cash provided by financing activities	16,121	16,151

Net increase in cash and cash equivalents	2,624	4,246
Cash and cash equivalents, beginning of period	9,981	13,277

Cash and cash equivalents, end of period	$12,605	$17,523

Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted stock to related parties	$3,145	$—

Reduction of deferred compensation resulting from employee terminations	$48	$166

Issuance of restricted stock to employees and officers	$6,588	$2,275

Reduction of amortization of deferred compensation due to capitalization of software development costs	$24	$52

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

The Company serves more than 1,600 customers, including many of the nation’s leading hospitals and suppliers. The Company has a contractual relationship with Novation, LLC, VHA Inc., University HealthSystem Consortium (UHC) and Healthcare Purchasing Partners International, LLC (HPPI), under which these organizations have agreed to use the Company as their exclusive e-commerce provider for supply chain management. Novation is the supply chain management company for VHA, an alliance of not-for profit hospitals, health systems and their affiliates, and UHC, an alliance of academic medical centers and associate members. The Company currently generates a significant majority of its business through its relationships with Novation, VHA and UHC. As of March 31, 2005, VHA and UHC beneficially owned 41.8% and 10.4%, respectively, of the Company’s outstanding common stock.

In late 2004, the Company’s board of directors decided it believed that it would be in the best interests of the Company’s stockholders to pursue an evaluation of strategic alternatives, including a possible sale or merger of the Company, to achieve greater stockholder value. In connection with this decision, the board of directors appointed a special committee of independent directors to supervise the evaluation of strategic alternatives. In early January 2005, the Company announced that it had retained Merrill Lynch & Co. as its financial advisor to assist the Company and the special committee in this evaluation.

In late January 2005, the Company announced that, in connection with its decision to evaluate strategic alternatives, Novation and the Company each had engaged independent consultants to assess the technology, information, services and pricing provided by the Company to Novation, VHA, UHC and their member hospitals under the Fourth Amended and Restated Outsourcing and Operating Agreement (Fourth Amended Agreement) to which the Company, Novation, VHA and UHC are parties. At that time, Novation advised the Company that its assessment could result in a formal request to reduce the quarterly maximum payment under the Fourth Amended Agreement.

In April 2005, VHA and UHC indicated, in amendments to their respective Statements on Schedule 13D filed with the Securities and Exchange Commission (SEC), their intent to support the Company’s evaluation of strategic alternatives, including a possible sale or merger of the Company, and sell their ownership interests in the Company in a transaction on terms, and with a third party, acceptable to them. They indicated that such support would be conditioned upon Novation renegotiating the Fourth Amended Agreement in the context of a sale or merger transaction.

VHA and UHC also indicated that, based upon the advice of their consultant, they believe a market competitive price of the services provided by the Company under the Fourth Amended Agreement should be significantly less than the current fee paid by Novation to the Company. The Company, however, believes its current fee from Novation is reasonable and market competitive. No party has currently invoked the benchmarking provision under Section 8.5 of the Fourth Amended Agreement or requested an amendment of the Fourth Amended Agreement fee.

There can be no assurances that any particular strategic alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated. In addition, there can be no assurances that a buyer acceptable to VHA and UHC will be willing to enter into a transaction on terms acceptable to the Company and VHA and UHC.

Since inception, the Company has incurred significant losses and, as of March 31, 2005, it had an accumulated deficit of $770.9 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level based on its revenue. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. The Company’s available funds, consisting of cash, cash equivalents and short-term investments, combined with those funds it expects to generate in the next 12 months, will be sufficient to meet the Company’s anticipated needs for working capital and capital expenditures through at least the next 12 months. However, if available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

2. RECLASSIFICATIONS

The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days, from cash and cash equivalents to short-term, available for sale investments. This resulted in the reclassification from cash and cash equivalents to short-term investments of $2.7 million as of March 31, 2004. Also, cash used in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows was decreased by $848,000 for the three months ended March 31, 2004 to conform to the 2005 presentation.

3. REVENUE

Application of the Emerging Issues Task Force (EITF) Abstract No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”

In November 2001, EITF reached a consensus on EITF No. 01-9. EITF No. 01-9 addresses whether consideration from a vendor to a reseller is (i) an adjustment of the selling prices of the vendor’s products and, therefore, should be classified as an offset against revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be classified as a cost or expense when recognized in the vendor’s statement of operations.

In July 2000, the Company issued equity consideration to VHA and UHC in connection with the Outsourcing Agreement originally entered into on May 24, 2000, and as amended from time to time (see Note 10). The Company capitalized this consideration when measurement dates occurred. The final measurement date occurred during the quarter ended March 31, 2004. The portion of the consideration that was capitalized at the time of issuance is being amortized over the five-year estimated life of the arrangement. The remaining consideration, which was capitalized as earned, is being amortized over the initial term of the agreements that resulted in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against gross related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against gross related party revenue up to the lesser of gross related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense.

The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2004	2005
Revenue:
Gross related party revenue	$15,478	$15,421
Offset of amortization of partnership costs	(15,478)	(15,421)

Total related party revenue, net	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$16,950	$16,463
Offset to gross related party revenue	(15,478)	(15,421)

Total amortization of partnership costs reported as an operating expense	$1,472	$1,042

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in the condensed consolidated statements of cash flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration provided to VHA and UHC, as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in the Company’s condensed consolidated statements of cash flows.

Revenue by Customer Category

The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from GPOs, including from Novation under the Outsourcing Agreement, as amended. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than healthcare providers, GPOs and suppliers, including the software license revenue that was generated by the Company’s August 2001 agreement with Global Healthcare Exchange, LLC (GHX), which was fully recognized as of the third quarter of 2004, as well as revenue generated under various agreements whereby the Company is entitled to a share of revenue generated by those entities. Revenue by customer category was as follows (in thousands, except percentage amounts):

	Three Months Ended March 31,
	2004	2005
Provider and GPO revenue	$429	$502
Supplier revenue	2,200	2,112
Other revenue	299	6

Total	$2,928	$2,620

Percentage of Total Revenue

	Three Months Ended March 31,
	2004	2005
Provider and GPO revenue	14.7%	19.2%
Supplier revenue	75.1	80.6
Other revenue	10.2	0.2

Total	100.0%	100.0%

Major Customers

No customer accounted for 10% or more of total non-related party revenue for either the three months ended March 31, 2004 or 2005.

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive due to the Company’s net losses in each of these periods. The total number of weighted average common stock equivalents, such as options, warrants and unvested restricted stock, that was excluded from the diluted loss per share calculation was 777,000 and 824,000 shares for the three months ended March 31, 2004 and 2005, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2005
Net loss	$(13,214)	$(16,957)

Basic and diluted:
Weighted average shares of common stock outstanding	19,354	20,330
Less: Weighted average shares of unvested restricted common stock grants	(285)	(744)

Weighted average shares used in computing basic and diluted net loss per share	19,069	19,586

Basic and diluted net loss per share	$(0.69)	$(0.87)

5. STOCK-BASED COMPENSATION

At March 31, 2005, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended March 31,
	2004	2005
Risk-free interest rate range	1.2%-6.7%	1.2%-5.2%
Expected lives (in years)—options	5.0	5.0
Expected lives (in years)—employee stock purchase plan	0.5	0.5
Dividend yield	0%	0%
Volatility range	70%-90%	80%-90%

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
Net loss as reported	$(13,214)	$(16,957)
Add: Stock-based compensation expense included in reported net loss	467	1,172
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,776)	(2,410)

Net loss, pro forma	$(15,523)	$(18,195)

Net loss per share, as reported	$(0.69)	$(0.87)

Net loss per share, pro forma	$(0.81)	$(0.93)

Restricted Stock

In connection with the award of restricted stock to employees and officers, the Company records deferred compensation representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock typically lapse over a two-year period from the date of grant, with the restrictions on one half of the shares lapsing one year from the date of grant and the restrictions on the remaining one-half of the shares lapsing two years from the date of grant, provided that the grant recipients are employed continuously with the Company through the vesting dates. The deferred compensation amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition.

During the three months ended March 31, 2004 and 2005, the Company recorded deferred compensation of $6.6 million and $2.3 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock underlying these grants lapse on various dates through March 2007. During the three months ended March 31, 2004 and 2005, the Company recorded $48,000 and $166,000, respectively, in reductions of the deferred compensation as a result of employee terminations or attrition and the resulting forfeiture of restricted stock and $490,000 and $1.4 million, respectively, in gross amortization of deferred compensation related to these shares.

6. PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease terms or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs, incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll-related costs. During 2004 and the three months ended March 31, 2005, capitalized software development costs related to new functionality for the Company’s solutions offered to its customers. Repairs and maintenance costs are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

As of December 31, 2004 and March 31, 2005, property and equipment consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Computer and equipment	$15,761	$14,551
Software	22,144	22,196
Capitalized software development costs	5,754	6,468
Furniture and fixtures	1,729	1,792
Leasehold improvements	2,393	2,393

	47,781	47,400
Accumulated depreciation and amortization	(36,280)	(36,450)

Property and equipment, net	$11,501	$10,950

7. STOCKHOLDER NOTES RECEIVABLE

As of March 31, 2005, the Company had $213,000 of outstanding remaining notes receivable from current and former employees of the Company, including accrued interest. The Company intends to pursue collection on stockholder notes receivable that have become due.

8. RESTRUCTURING

The Company’s executive, administrative and operating offices are located in 116,000 square feet of office space located in San Jose, California under a sublease scheduled to expire in March 2007. The Company currently occupies 84,300 square feet of this facility. In February 2002, the Company entered into a sublease with a corporation, under which they subleased 20,000 square feet of this facility for the first year, increasing to 31,700 square feet for the remaining term of the sublease, which ran through February 2005. This corporation did not elect to extend its sublease beyond February 2005. During the three months ended March 31, 2005, the Company entered into a letter of intent with another corporation under to which that corporation intended to sublease approximately 25,000 square feet of the Company’s facility through February 2007. The Company also has decided that it will not occupy the remaining available space at any time through the expiration of its lease in March 2007. As a result, the Company recorded a restructuring charge during the three months ended March 31, 2005 of $767,000 related to anticipated costs for idle facilities, net of expected sublease income. Anticipated costs included the net present value of future minimum lease commitments related to the idle facilities.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. As a result of the SEC’s April 2005 deferral of the effective date of this rule for public companies, the statement will be effective for the Company beginning January 1, 2006 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. As of the effective date, application of this statement will be through a modified version of prospective application, and compensation cost will be recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the effective date, the Company can elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and to replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus on EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF No. 04-8 concluded that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. This consensus also applies to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition or upon the occurrence of another contingency. The FASB is presently in the process of amending certain aspects of SFAS No. 128, “Earnings per Share,” and it is expected to require that share settlement be assumed in the diluted earnings per share calculation for contracts that can be settled in stock or cash. The consensus in EITF No. 04-8 will become effective in the period when the proposed amendment to SFAS No. 128 becomes effective. The Company does not believe that EITF No. 04-8 will have a material effect on its diluted per share calculation. The Company will evaluate the impact of the amendments to SFAS No. 128 once issued.

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements are effective for the Company’s fiscal year ended December 31, 2004. The Company will evaluate the impact of EITF No. 03-1 once final guidance is issued.

10. RELATED PARTY TRANSACTIONS

In May 2000, the Company entered into a 10-year strategic Outsourcing Agreement with VHA, UHC, Novation and HPPI. Under the Outsourcing Agreement, the Company agreed to build and provide specific functionality to Marketplace@Novation®, Novation’s e-commerce marketplace. Novation agreed to act as the Company’s exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

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

The Company has amended and restated the Outsourcing Agreement from time to time. Under the Fourth Amended Agreement, effective August 2003:

•	The Company and Novation agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by the Company’s connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	The payments Novation is required to make under the fee level provision are subject to quarterly maximums. In each of the last 11 quarters, the Company generated sufficient marketplace volume to earn the quarterly maximum payments. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	The Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI-sponsored marketplaces only;

•	The Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	The Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

Based on the levels of marketplace volume the Company is currently achieving, the Company expects that the fees it earns from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.

In March 2004, the Company entered into a three-year agreement with UHC designating the Company as the preferred provider of supply chain data cleansing and maintenance services to the UHC hospital membership base. In connection with this agreement, the Company offers Neoforma Data Management Solution™ (DMS) to UHC hospital members, and has developed joint sales and marketing plans with UHC to support this relationship. In June 2004, the Company entered into a similar, three-year agreement with VHA, designating the Company as a provider of supply chain data cleansing and maintenance services to the VHA hospital membership base. In connection with this agreement, the Company offers Neoforma DMS to VHA member hospitals and collaborates with VHA to educate their member hospitals about the benefits of Neoforma DMS.

In late January 2005, the Company announced that, in connection with its decision to evaluate strategic alternatives, Novation and the Company each had engaged independent consultants to assess the technology, information, services and pricing provided by the Company to Novation, VHA, UHC and their member hospitals under the Fourth Amended Agreement.

At that time, Novation advised the Company that its assessment could result in a formal request to reduce the quarterly maximum payment under the Fourth Amended Agreement.

In April 2005, VHA and UHC indicated, in amendments to their respective Statements on Schedule 13D filed with the SEC, their intent to support the Company’s evaluation of strategic alternatives, including a possible sale or merger of the Company, and sell their ownership interests in the Company in a transaction on terms, and with a third party, acceptable to them. They indicated that such support would be conditioned upon Novation renegotiating the Fourth Amended Agreement in the context of a sale or merger transaction.

VHA and UHC also indicated that, based upon the advice of their consultant, they believe a market competitive price of the services provided by the Company under the Fourth Amended Agreement should be significantly less than the current fee paid by Novation to the Company. The Company, however, believes its current fee from Novation is reasonable and market competitive. No party has currently invoked the benchmarking provision under Section 8.5 of the Fourth Amended Agreement or requested an amendment of the Fourth Amended Agreement fee.

There can be no assurances that any particular strategic alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated. In addition, there can be no assurances that a buyer acceptable to VHA and UHC will be willing to enter into a transaction on terms acceptable to the Company and VHA and UHC.

11. CONTINGENCIES

Litigation

In July 2001, the Company, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens (certain of the underwriters of the Company’s initial public offering (IPO)), as well as the Company’s chairman and chief executive officer, Robert Zollars, and its former chief financial officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of the Company’s common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in the Company’s IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of the Company’s stock. The Company and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in the Company’s IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving the Company. On July 15, 2002, the Company, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and in February 2003, the Court denied the Company’s motion to dismiss. On October 9, 2002, all of the individual defendants, including Messrs. Zollars and Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, the Company’s board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. The Company has agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement and scheduling a “fairness” hearing to determine whether to finally approve the settlement. The Company is unable to determine whether or when the settlement will be approved or finalized. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the lawsuits.

Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against them. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. The Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Operating Results” below, as well as our condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or SEC. We assume no obligation to update any forward-looking statements.

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

Our core strategy is to help hospitals operate more effectively and improve their financial health. Our principal focus, therefore, is on helping our hospital and GPO customers address the inefficiencies in the healthcare supply chain by providing a valuable combination of technology, information and services. We believe that our ability to achieve success with our hospital and GPO customers will help drive our success with our supplier customers. We utilize our existing relationships with hospitals and strategic partners, and seek new relationships with key participants in the healthcare supply chain, to provide additional opportunities to sell our solutions and to develop and sell new products and services into that customer base. Our solutions are focused on the healthcare supply chain, and we will continue to work to address broader and deeper areas of this supply chain to help hospitals improve their financial health.

Strategic Relationships

In May 2000, we entered into an exclusive 10-year outsourcing and operating agreement, or the Outsourcing Agreement, with Novation, LLC, VHA Inc., University HealthSystem Consortium, or UHC, and Healthcare Purchasing Partners International, LLC, or HPPI. Under the Outsourcing Agreement, we agreed to build and provide specific functionality to Marketplace@Novation®, Novation’s e-commerce marketplace. Novation agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, we issued to VHA and UHC shares of our common stock and performance based warrants, which warrants, to the extent not exercised, were subsequently exchanged for restricted stock. VHA and UHC earned all of the restricted stock over a four-year period by meeting specified performance targets based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture. As of March 31, 2005, VHA and UHC beneficially owned 41.8% and 10.4%, respectively, of our outstanding common stock.

We have amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement, or Fourth Amended Agreement, effective August 2003:

•	We and Novation agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by our connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	The payments Novation is required to make under the fee level provision are subject to quarterly maximums. In each of the last 11 quarters, we generated sufficient marketplace volume to earn the quarterly maximum payments. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	We agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered and we do not expect to share any revenue in the foreseeable future;

•	Novation’s rights to view data from any customer are restricted to data from Novation- and HPPI-sponsored marketplaces only;

•	We have primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from those suppliers; and

•	We must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

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

In January 2005, we entered into a three-year agreement with Consorta, Inc. to provide supply chain data management and order management services to the Consorta membership base. Consorta named us as the preferred provider of these solutions to their members, and Neoforma DMS and Neoforma OMS are the only data and order management solutions that are currently endorsed by Consorta. We had previously entered into two data management agreements with Consorta in 2004 to cleanse, classify, enrich and maintain the Consorta Contract Catalog.

Evaluation of Strategic Alternatives

In late 2004, our board of directors decided it believed that it would be in the best interests of our stockholders to pursue an evaluation of strategic alternatives, including a possible sale or merger, to achieve greater stockholder value. In connection with this decision, our board of directors appointed a special committee of independent directors to supervise the evaluation of strategic alternatives. In early January 2005, we announced that we had retained Merrill Lynch & Co. as our financial advisor to assist us and the special committee in this evaluation.

In late January 2005, we announced that, in connection with our decision to evaluate strategic alternatives, we and Novation each had engaged independent consultants to assess the technology, information, services and pricing provided by us to Novation, VHA, UHC and their member hospitals under the Fourth Amended Agreement. At that time, Novation advised us that its assessment could result in a formal request to reduce the quarterly maximum payment under the Fourth Amended Agreement.

In April 2005, VHA and UHC indicated, in amendments to their respective Statements on Schedule 13D filed with the SEC, their intent to support our evaluation of strategic alternatives, including a possible sale or merger of the company, and sell their ownership interests in the company in a transaction on terms, and with a third party, acceptable to them. They indicated that such support would be conditioned upon Novation renegotiating the Fourth Amended Agreement in the context of a sale or merger transaction.

VHA and UHC also indicated that, based upon the advice of their consultant, they believe a market competitive price of the services provided by us under the Fourth Amended Agreement should be significantly less than the current fee paid by Novation to us. We, however, believe the current fee from Novation is reasonable and market competitive. No party has currently invoked the benchmarking provision under Section 8.5 of the Fourth Amended Agreement or requested an amendment of the Fourth Amended Agreement fee.

We cannot assure you that any particular strategic alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated. In addition, we cannot assure you that a buyer acceptable to VHA and UHC will be willing to enter into a transaction on terms acceptable to VHA, UHC and us.

Other Matters

Since inception, we have incurred significant losses, and, as of March 31, 2005, we had an accumulated deficit of $770.9 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, diversify our sources of revenue, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Results of Operations

Overview

We generate the substantial majority of our fees in connection with our relationship with Novation, VHA, UHC and their member hospitals. However, as a result of the application of Emerging Issues Task Force Abstract, or EITF, No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” our total revenue does not reflect the importance of, and the fees generated from, this relationship. In the three months ended March 31, 2004 and 2005, we offset 100% of the fees we generated from Novation and its hospitals and the resultant gross related party revenue (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). It is important to consider both our total revenue and gross related party revenue when evaluating our business.

Total revenue for the three months ended March 31, 2004 and 2005 was $2.9 million and $2.6 million, respectively, and, because of the impact of EITF No. 01-9 on our related party revenue, our total revenue in these periods consisted entirely of non-related party revenue. For the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, the decline in non-related party revenue was primarily due to an anticipated $282,000 decrease in revenue related to a $3.5 million technology license sale to Global Healthcare Exchange, LLC, or GHX, in 2001. We had been recognizing this revenue ratably over the three-year term of the related operating agreement. Since the inception of our agreement with GHX, ratable recognition of this technology license revenue had accounted for $282,000 of revenue on a quarterly basis. In August 2004, this license revenue was fully recognized. As a result, we recognized $282,000 in revenue in the three months ended March 31, 2004, and no revenue in the three months ended March 31, 2005 related to this license sale. For the three months ended March 31, 2005 as compared to the same period in the prior year, we also experienced a decrease in revenue from Neoforma Pharmaceutical Market Intelligence for suppliers, which was partially offset by increases in revenue from HPIS Market Intelligence and Neoforma OMS for suppliers.

Our quarterly non-related party revenue has fluctuated as a result of the size and timing of the completion of Neoforma DMS projects and the relative immaturity of certain of our offerings. We expect this trend to continue for certain of our non-related party revenue streams and, potentially, for total non-related party revenue as a whole.

In the second half of 2005, we expect that the fees we generate in connection with our related party relationship that generate our gross related party revenue will not be fully offset by amortization of partnership costs. This expectation is based on the fact that, under the current estimated useful life of capitalized partnership costs, the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will be fully amortized in July 2005. As a result, amortization of partnership costs in the second half of 2005 is expected to be significantly lower than in prior periods. Based on the current quarterly maximum payment from Novation of $15.3 million, this reduced offset will result in significant growth in related party revenue and total revenue in 2005 as compared to prior periods. However, as discussed above, VHA and UHC believe a market competitive price of the services provided by us to Novation should be significantly less than the current fee paid by Novation to us.

Our operating expenses increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as we continued to invest in our operations, including headcount, to increase our non-related party revenue and to enhance the functionality related to Marketplace@Novation. In addition, total operating expenses increased due to a $1.1 million decrease in software development costs capitalized, a $672,000 increase in depreciation and amortization of property and equipment, a $705,000 increase in amortization of deferred compensation and a $767,000 restructuring charge recorded during the three months ended March 31, 2005.

Our results will continue to be impacted by the amount of capitalized software developments costs in each quarter as well as the gross amortization of partnership costs and the amount of the offset of these partnership costs against related party revenue. Currently, we expect a decrease in amortization of partnership costs classified as an operating expense due to an expected decrease in gross amortization of partnership costs in 2005. Based on the current estimated useful life of capitalized partnership costs, the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will be fully amortized in July 2005. In addition, we expect that our general and administrative expenses will be impacted by our evaluation of strategic alternatives.

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$—	—
Non-related party revenue	2,928	2,620	(11)%

Total revenue	2,928	2,620	(11)%
Operating Expenses:
Cost of services	2,061	2,968	44%
Operations	2,998	3,168	6%
Product development	3,638	5,062	39%
Selling and marketing	3,656	3,544	(3)%
General and administrative	2,238	3,046	36%
Amortization of intangibles	147	147	—
Amortization of partnership costs	1,472	1,042	(29)%
Restructuring	—	767	*

Total operating expenses	16,210	19,744	22%

Loss from operations	(13,282)	(17,124)	29%
Other income (expense):
Interest income	69	186	170%
Interest expense	(1)	(2)	100%
Other income (expense)	—	(17)	*

Net loss	$(13,214)	$(16,957)	28%

Net loss per share:
Basic and diluted	$(0.69)	$(0.87)	25%

Weighted average shares—basic and diluted	19,069	19,586	3%

*	Cannot be expressed as a percentage

For the Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2005

Revenue

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
Related party revenue, net	$—	$—	—
Non-related party revenue	2,928	2,620	(11)%

Total	$2,928	$2,620	(11)%

Related Party Revenue. Gross related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of such gross related party revenue or gross amortization of partnership costs in any given period. This offset of gross amortization of partnership costs against gross related party revenue results in net related party revenue, if any. In the three months ended March 31, 2004 and 2005, gross related party revenue was $15.5 million and $15.4 million, respectively, and was less than the gross amortization of partnership costs in each period. As a result, there was no net related party revenue in either of these periods. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation currently total $15.3 million per quarter and $61.0 million per year. As we expect gross amortization of partnership costs to be less than gross related party revenue for full year 2005, we expect net related party revenue to increase in 2005 as compared to 2004.

Non-Related Party Revenue. Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement or previous versions of the agreement. The decrease in non-related party revenue in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was due to decreases in revenue from customers other than healthcare providers, GPOs and suppliers and revenue generated from suppliers and was partially offset by an increase in revenue from providers and GPOs. Non-related party revenue by customer category was as follows:

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
Non-related party revenue:
Provider and GPO revenue	$429	$502	17%
Supplier revenue	2,200	2,112	(4)%
Other revenue	299	6	(98)%

Total	$2,928	$2,620	(11)%

The increase in non-related party revenue from providers and GPOs during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to an increase in revenue related to our data cleansing services.

The decrease in non-related party revenue from suppliers during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to a decrease in revenue related to Neoforma Pharmaceutical Market Intelligence and was partially offset by an increase in revenue from Neoforma OMS for suppliers related to their participation in Marketplace@Novation and an increase in revenue related to HPIS Market Intelligence.

The decrease in other non-related party revenue during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to the anticipated $282,000 decrease in revenue related to the $3.5 million technology sale to GHX that occurred in 2001.

Operating Expenses

Cost of Services

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
Cost of Services	$2,061	$2,968	44%

Cost of services consists primarily of the costs to perform hospital and supplier implementation activities and Neoforma DMS services for hospitals and GPOs, as well as direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors, consultants and companies to which we outsource services. The increase in cost of services from the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily due to an increase in payroll and related expenses of $487,000 due to an increase in headcount in the cost of services group from 35 as of March 31, 2004 to 58 as of March 31, 2005 and an increase of $418,000 in depreciation and other costs allocated to cost of services.

Operations

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
Operations	$2,998	$3,168	6%

Operations expenses consist primarily of expenditures for the operation and maintenance of our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. The increase in operations expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 was primarily due to a $131,000 increase in software license fees and a $106,000 increase in depreciation expense allocated to operations. These increases were partially offset by a $170,000 decrease in deferred compensation and other costs allocated to operations.

Product Development

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
Product Development	$3,638	$5,062	39%

Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development, maintenance and enhancement of our solutions. Product development expenses increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to a $729,000 increase in payroll and related expenses as a result of an increase in headcount in the product development group from 75 as of March 31, 2004 to 91 as of March 31, 2005. In addition, there was a $439,000 increase in expenses allocated to product development, including depreciation and amortization of deferred compensation, and a $350,000 increase in fees paid to independent contractors and consultants. The increases in payroll related expenses and fees paid to contractors and consultants were partially the result of reduced levels of capitalized software development costs during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

During the three months ended March 31, 2004 and 2005, we capitalized internal costs incurred related to certain software development projects of $1.8 million and $714,000, respectively. Excluding the impact of the capitalized software development costs, payroll and related expense increased by $549,000 and fees paid to contractors and consultants decreased by $575,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Selling and Marketing

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
Selling and Marketing	$3,656	$3,544	(3)%

Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. The decrease in selling and marketing expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily related to a decrease of $234,000 in commissions, a decrease of $123,000 in certain costs allocated to selling and marketing and a $110,000 decrease in advertising and marketing costs. These decreases were partially offset by a $278,000 increase in depreciation expense and amortization of deferred compensation allocated to selling and marketing and a $112,000 increase in fees paid to independent contractors and consultants.

General and Administrative

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
General and Administrative	$2,238	$3,046	36%

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due primarily to a $305,000 increase in payroll and related expenses, a $304,000 increase in costs allocated to general and administrative expenses, including depreciation costs and amortization of deferred compensation, and a $207,000 increase in fees paid to independent consultants and professional service firms for legal and audit fees.

Amortization of Partnership Costs

	Three Months Ended March 31,		Percent Change 2004 to 2005
	2004	2005
	(in thousands)
Gross Amortization of Partnership Costs	$16,950	$16,463	(3)%
Amortization of Partnership Costs Offset Against Gross Related Party Revenue	(15,478)	(15,421)	—

Amortization of Partnership Costs Classified as an Operating Expense	$1,472	$1,042	(29)%

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of March 31, 2005, capitalized partnership costs represented the capitalized valuation of common stock and earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement, as amended, with those entities and with Novation. The value of the initial common stock issued is being amortized over a five-year estimated useful life. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned. As of March 31, 2004, all the shares of restricted stock had been earned by VHA and UHC. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years.

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash from operating activities in our Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, we account for the fees being paid by Novation under the terms of the Outsourcing Agreement and subsequent amendments as if they were payments made for the equity consideration we provided to VHA and UHC, as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows.

Although there were incremental partnership costs capitalized related to the earning of the restricted common stock by VHA and UHC from the date we entered into the Outsourcing Agreement through March 31, 2004, certain of the capitalized partnership costs relating to the restricted stock earned by VHA and UHC when the first hospitals signed up to participate in Marketplace@Novation in 2000 had been fully amortized in prior periods. Those partnership costs that had been fully amortized in prior periods were generally capitalized at higher levels than those that have been capitalized in more recent periods because (i) there was a relatively lower number of restricted shares earned by VHA and UHC during more recent periods and (ii) the capitalized value of each restricted share earned was higher in historical periods than in more recent periods given our generally higher stock price in historical periods as compared to more recent periods. As a result, the overall gross amortization of partnership costs associated with the restricted common stock decreased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. We expect total gross amortization of partnership costs, excluding the impact of EITF No. 01-9, and amortization of partnership costs classified as an operating expense to decrease significantly in 2005 as compared to 2004. This decrease is expected because the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will be fully amortized in July 2005. As a result, gross amortization of partnership costs, and the resulting offset against gross related party revenue, will be significantly lower in the second half of 2005 as compared to prior periods. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Restructuring

During the three months ended March 31, 2005, we recorded a restructuring charge of $767,000 related to anticipated costs for idle facilities, net of expected sublease income. Anticipated costs included the net present value of future minimum lease commitments related to the idle facilities.

Amortization of Deferred Compensation

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Gross amortization of deferred compensation	$491	$1,381
Less: Reversals as a result of employee terminations	—	(157)
Less: Amounts capitalized as software development costs	(24)	(52)

Amortization of Deferred Compensation	$467	$1,172

In connection with the award of restricted stock to employees and officers, we record deferred compensation representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock typically lapse over a two-year period from the date of grant, with the restrictions on one-half of the shares lapsing one year from the date of grant and the restrictions on the remaining one-half of the shares lapsing two years from the date of grant, providing that the grant recipients are employed continuously with us through the vesting dates. The deferred compensation amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition.

During the three months ended March 31, 2004 and 2005, we recorded deferred compensation of $6.6 million and $2.3 million, respectively. During the three months ended March 31, 2004 and 2005, we recorded $48,000 and $166,000, respectively, in reductions of the deferred compensation as a result of employee terminations or attrition and the resulting forfeiture of restricted stock. We recorded amortization of deferred compensation resulting from this restricted stock, net of reversals relating to forfeitures and amounts capitalized as software development costs, of $467,000 and $1.2 million during the three months ended March 31, 2004 and 2005, respectively.

The remaining total deferred compensation of $4.5 million at March 31, 2005 is expected to be amortized as follows: $3.1 million during the remainder of 2005, $1.3 million during 2006 and $113,000 during 2007. The amortization expense relates to restricted stock awarded to officers and other employees in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Condensed Consolidated Statements of Operations. We expect that we will continue to use restricted stock grants as a means to compensate employees in future periods, although not as widely as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in future periods related to those grants.

Income Taxes

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

Liquidity and Capital Resources

As of March 31, 2005, we had $30.5 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and no outstanding bank, other borrowings or notes payable.

In connection with the operating lease of our corporate headquarters in San Jose, California, we established a letter of credit initially in the amount of $2.0 million payable to our landlord to secure our obligations under the lease. Under the terms of the lease, which allowed for reductions in the amount of the letter of credit over time as we fulfilled our obligations under the lease, we reduced the letter of credit to $1.0 million as of December 31, 2003, at which amount it remained as of March 31, 2005. The letter of credit is secured by balances in our investment accounts and is classified as restricted cash in our Condensed Consolidated Balance Sheets. The restriction on the letter of credit is expected to lapse in March 2007.

In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against them. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents. It is not possible to determine our maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not made any payments under these agreements.

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

Net cash used in operating activities was $12.4 million and $9.5 million for the three months ended March 31, 2004 and 2005, respectively, and primarily related to cash utilized to fund our net losses and changes in our working capital.

Net cash used in investing activities was $1.1 million and $2.4 million for the three months ended March 31, 2004 and 2005, respectively. Net cash used in investing activities for the three months ended March 31, 2004 primarily related to capitalized software development costs and the purchase of capital equipment to operate our solutions, which were partially offset by net sales of short-term investments. Net cash used in investing activities for the three months ended March 31, 2005 related to the purchase of capital equipment, capitalized software development costs and net purchases of short-term investments.

Net cash provided by financing activities was $16.1 million and $16.2 million for the three months ended March 31, 2004 and 2005, respectively. Net cash provided by financing activities for the three months ended March 31, 2004 and 2005 primarily related to funds received for sales of stock under option exercises, stock purchases under the employee stock purchase plan and fees received from Novation under the fee level provisions of the Fourth Amended Agreement.

We currently anticipate that our available funds, consisting of cash, cash equivalents and short-term investments combined with those funds we expect to generate in the remainder of 2005, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, if available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. We cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

If participants in the healthcare supply chain do not accept our business model of providing solutions designed to improve efficiencies in the healthcare supply chain, or are unwilling to do so due to our relationship with VHA, UHC and Novation, demand for our solutions may not develop as we expect and the price of our common stock may decline

We have focused our efforts on developing solutions that address the inefficiencies in the healthcare supply chain. This business model is new and unproven and depends upon participants in this market adopting a new way of doing business and exchanging information. We believe that some participants, including hospitals and GPOs not affiliated with VHA, UHC or Novation, as well as suppliers, have not been willing to use our solutions because of the significant stock ownership in us by VHA and UHC and the corresponding ownership by VHA and UHC of Novation, and because the main source of our business is with Novation. This reluctance on the part of market participants has made it increasingly difficult to grow our revenue and has inhibited our future prospects. Additionally, some participants, other than VHA and UHC member hospitals, have been reluctant to accept our relatively new and unproven approach, which may not be consistent with their existing internal organization and procurement and sale processes. Some participants may prefer to use traditional methods of doing business, such as using paper catalogs and exchanging information in person or by phone. If participants in the healthcare supply chain do not accept our business model, demand for our solutions may not develop as we expect and the price of our common stock could decline.

VHA and UHC have informed us that they believe a market competitive price of the services provided by us should be significantly less than the current fee paid by Novation to us, and that they expect to renegotiate the Fourth Amended Agreement in the context of any sale or merger transaction. Our main source of business is derived from the Fourth Amended Agreement we have with VHA, UHC and Novation, and our business and prospects may be seriously harmed if this agreement is materially altered or terminated

Our main source of business is derived from the solutions we provide through Marketplace@Novation to VHA and UHC member hospitals. For example, for the three months ended March 31, 2004 and 2005, we generated $15.5 million and $15.4 million, respectively, in gross related party revenue, representing 84.2% and 85.5%, respectively, of our gross revenue for these periods.

Both Novation and we engaged independent consultants to assess the technology, information, services and pricing we provide under the Fourth Amended Agreement. Based upon the advice of their consultant, VHA and UHC informed us that they believe a market competitive price of the services provided by us should be significantly less than the current fee paid by Novation to us, although we have informed Novation that we believe our fees are market competitive and reasonable.

VHA and UHC have indicated that, in the context of a sale or merger transaction in connection with our evaluation of strategic alternatives, their support to such a transaction would be conditioned upon Novation renegotiating the Fourth Amended Agreement. If Novation were to seek to negotiate lower fees through its effective assignment right under the terms of the Fourth Amended Agreement in the context of a sale or merger transaction, this potential reduction in fees could subsequently limit our ability to attract what we would consider a fair price for our stockholders for such a transaction.

In addition, in the absence of, or prior to, a sale or merger of Neoforma, VHA, UHC and Novation may seek to lower their payments to us by renegotiating or invoking the benchmarking provision of the Fourth Amended Agreement. If VHA and UHC were to be ultimately successful in reducing these payments, either through negotiation or benchmarking, our revenue and operating results could be seriously harmed and we may not continue to operate as we have expected.

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

Our review of strategic alternatives may not be successful and the outcome of this process is uncertain

We have retained Merrill Lynch & Co. to explore strategic alternatives for our business in order to achieve greater stockholder value. We are uncertain as to what impact any particular strategic alternative may have on our operating results or our stock price. We are uncertain as to whether any transaction will occur as a result of this evaluation of strategic alternatives. Other uncertainties and risks relating to our evaluation of strategic alternatives include:

•	The evaluation of strategic alternatives may disrupt our operations and divert management’s attention, which could have a material adverse effect on our business, financial condition or results of operations;

•	The perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners;

•	The process of evaluating strategic alternatives may be more time consuming and expensive than we currently anticipate;

•	We may not be able to identify strategic alternatives that are worth pursuing, and even if we do identify strategic alternatives that we believe are worth pursuing, we may not ultimately consummate the strategic transaction or, if consummated, such transaction may not enhance stockholder value;

•	Together, VHA and UHC hold a majority of our common stock outstanding and, additionally, they have an effective consent assignment right over the Fourth Amended Agreement, consequently, any strategic transaction would be subject to their approval; and

•	Certain of our stockholders may not approve of any proposed transaction, and may either vote against it or seek redress through the courts.

Because VHA and UHC collectively beneficially own a majority of our stock, they have substantial control over all matters requiring stockholder approval and significant sales of stock held by them could have a negative effect on our stock price

As of March 31, 2005, VHA and UHC beneficially owned 41.8% and 10.4%, respectively, of our outstanding common stock, or 52.2% collectively. As a result of their ownership positions, VHA and UHC individually are able to significantly influence, and collectively are able to control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a strategic transaction as discussed above. In addition, open market sales of significant amounts of shares held by either of VHA and UHC, or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

We rely on our relationship with Novation, VHA and UHC to drive participation in Marketplace@Novation. As a result, our business may be seriously harmed if these relationships are materially altered or terminated

The level of marketplace volume related to Marketplace@Novation is the basis for the fees we are paid by Novation, although these fees are limited by quarterly maximums. We have relied, and expect to continue to rely, significantly on our relationship with Novation, VHA and UHC to bring hospitals and suppliers to Marketplace@Novation, which in turn generates marketplace volume in connection with Marketplace@Novation. We rely on Novation to assist us in attracting suppliers to Marketplace@Novation and, if Novation is unable to attract a sufficient number of suppliers, or suppliers do not value participation with Novation, our business will suffer. We rely significantly on VHA and UHC to assist us in recruiting and retaining hospitals to Marketplace@Novation and also to serve as a channel for the other products and services we offer.

VHA and UHC have announced that they believe that a market competitive price of the services provided by us under the Fourth Amended Agreement should be significantly less than what Novation is currently paying us. If Novation, VHA or UHC were to seek to reduce the fees Novation currently pays us, our relationship with those parties could be seriously harmed.

Additionally, these partners use a variety of marketing initiatives and financial incentives to drive adoption and use of Marketplace@Novation and our solutions by hospitals. If these partners cease using such marketing initiatives and financial incentives, our ability to recruit hospitals to Marketplace@Novation also may be seriously harmed.

We have a history of losses and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $17.0 million for the three months ended March 31, 2005. In addition, as of March 31, 2005, we had an accumulated deficit of $770.9 million. We have not achieved profitability and we cannot assure you that we will ever be profitable.

If our customers or third-party vendors refuse to provide us with consent to use their transaction data and product data, severely restrict our use of their data, or decline to use our solutions because of concerns about the potential release of such data to other customers or partners, our business strategy may not succeed

We expect to derive a portion of our future revenue from information services that require the use of data from our hospital, GPO and supplier customers and other third-party vendors. To execute on our data services strategy, we must be able to secure the consent of our customers and these third-party vendors to various uses of their data. To secure such consent, we must be able to assure these customers and third-party vendors that we will at all times protect the confidentiality of their data and use the data in the manner that we agreed. If we are unable to provide such assurance, or if we fail, or are perceived by our customers and third-party vendors to have failed, to meet the levels of assurance that we provided, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions to which we have agreed concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so would potentially subject us to liability for contractual damages and might seriously impair our data services strategy. If potential customers are concerned about other customers viewing their transaction data, they may decide to forgo use of our solutions, and this could seriously impair our ability to generate revenue in the future.

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

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue to grow our revenue

We generate the substantial majority of our business from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. During the last 11 quarters our fees were limited by these quarterly maximums. Based on the levels of total marketplace transaction volume that we are achieving and expect to continue to achieve, we expect that our fees will continue to be limited by these maximums in future periods. Consequently, we must generate increased non-related party revenue to grow our revenue. In July 2005, we expect that the significant majority of the gross capitalized partnership costs will be fully amortized and, as a result, our total revenue will increase substantially beginning in the quarter that our gross related party revenue is initially no longer offset by amortization of capitalized partnership costs. However, we still believe that we must generate non-related party revenue growth to show improved operational results. To date, we have encountered more difficulty than we anticipated in growing non-related party revenue.

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

Some of our current and potential competitors include:

•	Online marketplaces or exchanges targeted at the healthcare supply chain, such as the supplier-sponsored GHX, with which we also have a strategic relationship;

•	Suppliers that have created their own offerings to provide supply chain management services to their customers;

•	Software vendors that offer enterprise resource planning applications, including procurement, to the healthcare market, such as Lawson Software, Inc., McKesson Corporation, Oracle Corporation and SAP AG;

•	GPOs that are offering supply chain management services beyond traditional GPO services, such as Broadlane, Inc. and MedAssets, Inc.; and

•	Companies that provide information solutions or services or data management solutions or services to participants in the healthcare supply chain.

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

We have announced that we are exploring strategic alternatives, and the resulting uncertainty could make it difficult to attract qualified personnel or retain our executive officers and other key personnel, which may leave us unable to operate successfully

Our success depends on our ability to attract and retain qualified, experienced employees. In particular, we believe that our ability to successfully execute our business strategy will depend on the continued services of executive officers and other key employees. Our employees, including our executive officers, serve at-will and may elect to pursue other opportunities at any time. We may not be able to compete effectively to retain and attract employees. The announcement of our process to evaluate strategic alternatives has resulted in some uncertainty within our employee population. As a result, our executive officers or other key employees may seek employment with larger, more established companies or companies they perceive to have better prospects. Additionally, certain individuals may decide that they do not wish to seek employment with us. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully in our industry, and our business would be harmed.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations, respond to competitive pressures or continue our operations

As of March 31, 2005, we had $30.5 million in cash, cash equivalents and short-term investments, $1.0 million in restricted cash and no outstanding borrowings or notes payable.

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

Our growth and organizational changes have placed a strain on our systems and resources, and if we fail to successfully manage any future growth and organizational changes, we may be unable to manage our business efficiently or execute our business plans

We have, in the past, grown rapidly and will need to continue to grow our business to execute our strategy. Our total number of employees grew from nine as of December 31, 1997, to 290 as of March 31, 2005, although the number of employees has not grown consistently. These changes, and the growth in the number of our customers and their use of our solutions, have placed significant demands on management, as well as on our administrative, operational and financial resources and controls. Any future growth or organizational changes would likely cause similar, and perhaps increased, strain on our systems and controls.

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

The connectivity agreement that we have with GHX expires in August 2005. Unless this agreement is extended, or we enter into a new agreement with GHX, we may have difficulty ensuring proper connectivity with certain of our supplier customers or we may have to expend resources re-connecting certain suppliers to Marketplace@Novation and supplier members of GHX may decline to do business with us

In 2004, we extended by one-year a three-year connectivity agreement that we signed with GHX in 2001. This agreement will expire in August 2005 unless both GHX and we elect to extend it or we both decide to enter into a new agreement. Some of our supplier customers use GHX to connect to our hospital customers and, without an agreement with GHX, we may have to re-establish connectivity with those suppliers, which would cause us to expend resources, which might reduce our ability to provide timely service to certain hospital customers and temporarily reduce our ability to process and collect transaction data. Certain suppliers may not wish to re-establish connectivity with us, which would reduce our ability to service our hospital customers.

Additionally, certain suppliers who are also members of GHX may decide that they no longer wish to transact business with other parts of our business, which would hurt our revenue and growth prospects for those businesses.

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

Our infrastructure and systems are vulnerable to natural disasters and other unexpected events and, if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain users of our solutions. Currently, our infrastructure and systems are located at our corporate headquarters in San Jose, California and at one site in Santa Clara, California. Both locations are susceptible to earthquakes. We also have a limited fail-over system located in Denver, Colorado.

Our systems and operations are vulnerable to damage or interruption from human error, terrorist attacks, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We have a limited formal disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that could occur.

If suppliers that use our solutions do not provide timely and professional delivery of products to their hospital customers, hospitals may not continue using our solutions

Through certain of our solutions, suppliers are responsible for delivering their products sold to hospitals. Currently, the significant majority of these products are sold through Marketplace@Novation. If these suppliers fail to make delivery in a professional, safe and timely manner, then our solutions will not meet the expectations of hospitals, and our reputation and brand will be damaged. In addition, deliveries that are non-conforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our solutions.

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

It may be expensive to implement security or other measures designed to comply with the HIPAA, FDA and Medicare confidentiality and security requirements or with any new legislation or regulations. Moreover, these and future laws may restrict or prevent us from delivering health information electronically. If we fail to comply with these regulatory requirements, we could face a variety of civil fines and liabilities, associated costs of defense, increased costs of security, and costs of compliance with confidentiality requirements. We may also be required to significantly curtail our use of data received, stored or distributed by our solutions. In addition, because we represent and sometimes contractually warrant that our solutions meet these regulatory requirements, we could face significant contractual liability and damage to our customer relationship if we fail to comply with these regulatory requirements.

Our failure to comply with applicable federal and state healthcare fraud and abuse laws could subject us and our GPO partners and customers to civil and criminal liability and disrupt our operations

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce the acquisition, arrangement for or recommendation of the acquisition of healthcare products or services. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships, including, but not limited to, our fee arrangements with suppliers or our ability to obtain supplier company sponsorship for our solutions. The GPO industry has been the subject of a series of critical newspaper articles and has been investigated by the United States Senate Judiciary Committee, which has set practice guidelines for the GPO industry. These investigations could lead to the deletion or amendment of the GPO safe harbor to the federal anti-kickback law, which would harm our GPO partners. Because anything detrimental to the core business of our GPO partners could adversely impact our business, negative substantive findings by the Senate Judiciary Committee, the Justice Department or other regulatory and enforcement bodies could potentially adversely affect our business and, consequently, our stock price. In particular, violations of fraud and abuse laws are punishable by civil and criminal fines and penalties, which could result in restrictions on our operations, increased costs of compliance with remedies and restructuring of our financial arrangements with our GPO and supply chain partners.

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

We may be subject to litigation for defects in products sold by suppliers using our solutions, and this product liability litigation may be costly and time-consuming to defend

Because certain of our solutions facilitate the sale of products by suppliers, we may become subject to legal proceedings regarding defects in these products, even though we do not take title to these products. Any claims, with or without merit, could be time-consuming and costly to defend.

Securities class action lawsuits in which we have been named, relating to investment banking practices in connection with our initial public offering, may prove costly to defend, and if we are found liable, may expose us to financial liability greater than we are able to sustain

In July 2001, we were named as a defendant in two securities class action lawsuits filed in federal court in the Southern District of New York relating to our IPO by stockholders who purchased our common stock during the period from January 24, 2000, to December 6, 2000. Since that time, additional lawsuits have been filed asserting federal securities claims arising from our IPO. The lawsuits also name certain of the underwriters for our IPO, Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and Fleet Boston Robertson Stephens, as defendants. The lawsuits contain substantially identical allegations, which are that the prospectus and the registration statement for the IPO failed to disclose that the underwriters solicited and received excessive commissions from investors, and that some investors in the IPO agreed to buy more shares of our common stock in the secondary market, at predetermined prices, in a scheme to artificially inflate the price of our common stock. We agreed to a settlement agreement that was submitted to the Court for preliminary approval. The Court has issued an order preliminarily approving the proposed settlement, and a “fairness” hearing will be held. If the Court determines that the settlement is fair to the class members, the settlement will be approved. Although we have agreed to settle the suits, if the settlement is not finalized, the suits could be time-consuming, costly to defend and require us to pay significant damages.

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

•	Variations in our quarterly operating results;

•	Announcements regarding the progress in our evaluation of strategic alternatives;

•	Any actions by VHA, UHC or Novation that seek to significantly lower the fees Novation pays to us;

•	Announcements of new accounting pronouncements or legal rules or regulations;

•	Announcements of technological innovations by our competitors or by us;

•	Introductions of new services by our competitors or by us;

•	Departure of key personnel;

•	The gain or loss of significant strategic relationships or customers;

•	Changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	Changes in the number of securities analysts that follow our company.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. A hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by $41,000.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2005	2006	2007	2008	2009
Cash equivalents and short-term investments:
Fixed rate short-term investments*	$9,068	$4,557	$1,025	—	—
Average interest rate	2.923%	2.983%	3.450%	—	—

*	Fixed rate short-term investments include auction rate securities with contractual maturities of generally 20 to 30 years. As the interest rate on the securities is reset periodically at short-term intervals established at the time of issuance, auction rate securities are priced and traded as short-term investments and are available for use during the normal operating cycle of the business.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q as of the end of the period covered by this quarterly report.

(b) There were no changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2001, we, along with Merrill Lynch, Pierce, Fenner & Smith, Bear Stearns and FleetBoston Robertson Stephens, which were certain of the underwriters of our initial public offering, or IPO, as well as our chairman and chief executive officer, Robert Zollars, and our former chief financial officer, Frederick Ruegsegger, were named as defendants in two securities class action lawsuits filed in federal court in the Southern District of New York (No. 01 CV 6689 and No. 01 CV 6712) on behalf of those who purchased shares of our common stock from January 24, 2000 to December 6, 2000. These actions have since been consolidated, and a consolidated amended complaint was filed in the Southern District of New York on April 24, 2002. The amended complaint alleges that the underwriters solicited and received “undisclosed compensation” from investors in exchange for allocations of stock in our IPO, and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket to artificially inflate the price of our stock. We and Messrs. Zollars and Ruegsegger are named in the suits pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, for allegedly failing to disclose in our IPO registration statement and prospectus that the underwriters had entered into the arrangements described above. The complaints seek unspecified damages. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. On July 1, 2002, the underwriter defendants moved to dismiss all of the IPO allocation litigation complaints against them, including the action involving us. On July 15, 2002, we, along with the other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. Those motions were fully briefed on September 13 and September 27, 2002, respectively, and in February 2003, the Court denied our motion to dismiss. On October 9, 2002, all of the individual defendants, including Messrs. Zollars and Ruegsegger, were dismissed from the action without prejudice. On June 30, 2003, our board of directors approved a proposed settlement for this matter, which is part of a larger global settlement between the issuers and plaintiffs. The acceptance of the settlement by the plaintiffs is contingent on a number of factors, including the percentage of issuers who approve the proposed settlement. We have agreed to undertake other responsibilities under the proposed settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement and scheduling a “fairness” hearing to determine whether to finally approve the settlement. We are unable to determine whether or when the settlement will be approved or finalized. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Fourth Amended and Restated Outsourcing and Operating Agreement dated as of August 13, 2003 among Novation, LLC, VHA Inc., University HealthSystem Consortium, Healthcare Purchasing Partners International, LLC and Neoforma, Inc.

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits

10.1	Fourth Amended and Restated Outsourcing and Operating Agreement dated as of August 13, 2003 among Novation, LLC, VHA Inc., University HealthSystem Consortium, Healthcare Purchasing Partners International, LLC and Neoforma, Inc.

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.