Form 10-Q
period 2005-06-30
NEOFORMA INC
filed 2005-08-08
CIK 1096219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Transition Period From                      To
Commission File No. 000-28715
NEOFORMA, INC.
(Exact name of the Registrant as Specified in its Charter)

Delaware	77-0424252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
3061 Zanker Rd., San Jose, CA	95134
(Address of principal executive offices)	(Zip code)
(408) 468-4000
(The Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares of the Registrant’s common stock outstanding on August 3, 2005 was 20,709,344.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
NEOFORMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2004	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$13,277	$21,211
Short-term investments	12,593	13,757
Accounts receivable, net of allowances of $208 and $162 as of December 31, 2004 and June 30, 2005, respectively	2,898	2,994
Related party accounts receivable	5,250	—
Prepaid expenses and other current assets	2,983	2,942

Total current assets	37,001	40,904
Property and equipment, net	11,501	10,106
Intangibles, net of amortization	1,434	1,140
Goodwill	1,652	1,652
Capitalized partnership costs, net of amortization	40,996	8,557
Restricted cash	1,020	1,020
Other assets	845	717

Total assets	$94,449	$64,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,994	$1,525
Accrued payroll	3,974	3,936
Other accrued liabilities	2,839	3,581
Deferred revenue	1,564	1,835

Total current liabilities	12,371	10,877
Deferred rent	387	245
Deferred revenue, less current portion	326	235

Total liabilities	13,084	11,357

Stockholders’ equity:
Preferred stock, $0.001 par value per share:
Authorized: 5,000 shares, no shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	—	—
Common stock, $0.001 par value per share:
Authorized: 300,000 shares at December 31, 2004 and June 30, 2005 Issued and outstanding: 20,244 shares and 20,646 shares at December 31, 2004 and June 30, 2005, respectively	20	21
Additional paid-in capital	839,307	842,352
Notes receivable from stockholders	(225)	(208)
Deferred compensation	(3,775)	(3,798)
Unrealized loss on available for sale securities	(25)	(56)
Accumulated deficit	(753,937)	(785,572)

Total stockholders’ equity	81,365	52,739

Total liabilities and stockholders’ equity	$94,449	$64,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Related party revenue, net (see Note 3)	$—	$—	$—	$—
Non-related party revenue	3,340	2,816	6,268	5,436

Total revenue	3,340	2,816	6,268	5,436

Operating expenses:
Cost of services	2,682	2,857	4,743	5,825
Operations	2,811	3,095	5,809	6,263
Product development	4,403	5,097	8,041	10,159
Selling and marketing	3,513	3,115	7,169	6,659
General and administrative	2,468	2,840	4,706	5,886
Amortization of intangible assets	147	147	294	294
Amortization of partnership costs (see Note 3)	1,669	588	3,141	1,630
Write-off of stockholder notes receivable	4,115	—	4,115	—
Restructuring	—	—	—	767

Total operating expenses	21,808	17,739	38,018	37,483

Loss from operations	(18,468)	(14,923)	(31,750)	(32,047)
Other income/(expense):
Interest income	55	247	124	433
Interest expense	(2)	(2)	(3)	(4)
Other income/(expense)	1	—	1	(17)

Net loss	$(18,414)	$(14,678)	$(31,628)	$(31,635)

Net loss per share:
Basic and diluted	$(0.95)	$(0.74)	$(1.65)	$(1.61)

Weighted average shares—basic and diluted	19,357	19,810	19,213	19,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(31,628)	$(31,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	110	—
Accrued interest receivable on notes receivable from stockholders	(11)	(2)
Depreciation and amortization of property and equipment	2,483	3,729
Amortization of intangibles	294	294
Amortization of partnership costs classified as an operating expense (see Note 3)	3,141	1,630
Amortization of deferred compensation, net of reversals	1,666	2,195
Write-off of stockholder notes receivable	4,115	—
Restructuring	—	767
Change in assets and liabilities:
Accounts receivable	589	(96)
Related party accounts receivable	—	5,250
Prepaid expenses and other current assets	192	41
Other assets	491	128
Accounts payable	(1,194)	(1,850)
Accrued payroll and other accrued liabilities	(797)	(114)
Deferred revenue	(815)	180
Deferred rent	(36)	(91)

Net cash used in operating activities	(21,400)	(19,574)

Cash flows from investing activities:
Purchases of short-term investments	(9,589)	(6,507)
Proceeds from the sales or maturities of short-term investments	4,414	5,312
Purchases of property and equipment	(1,652)	(1,397)
Capitalization of software development costs	(3,236)	(1,446)

Net cash used in investing activities	(10,063)	(4,038)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	30,937	30,808
Cash received related to options exercised	622	245
Proceeds from the issuance of common stock under the employee stock purchase plan	526	474
Common stock repurchased, net of notes receivable issued to common stockholders	(177)	—
Collections of notes receivable from stockholders	274	19

Net cash provided by financing activities	32,182	31,546

Net increase in cash and cash equivalents	719	7,934
Cash and cash equivalents, beginning of period	9,981	13,277

Cash and cash equivalents, end of period	$10,700	$21,211

Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted stock to related parties	$3,145	$—

Reduction of deferred compensation resulting from employee terminations	$187	$285

Issuance of restricted stock to employees and officers	$6,649	$2,885

Reduction of amortization of deferred compensation due to capitalization of software development costs	$53	$110

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS:
Neoforma, Inc. (the Company) provides supply chain management solutions for the healthcare industry. The Company utilizes a combination of technology, information and services to help the participants in the healthcare supply chain, principally hospitals, group purchasing organizations (GPOs) and suppliers, reduce operational inefficiencies, lower costs and improve their financial health.
The Company serves more than 1,600 customers, including many of the nation’s leading hospitals and suppliers. The Company has a contractual relationship with Novation, LLC, VHA Inc., University HealthSystem Consortium (UHC) and Healthcare Purchasing Partners International, LLC (HPPI), under which these organizations have agreed to use the Company as their exclusive e-commerce provider for supply chain management. Novation is the supply chain management company for VHA, an alliance of not-for profit hospitals, health systems and their affiliates, and UHC, an alliance of academic medical centers and associate members. The Company currently generates a significant majority of its business through its relationships with Novation, VHA and UHC. As of June 30, 2005, VHA and UHC beneficially owned 41.7% and 10.3%, respectively, of the Company’s outstanding common stock.
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
Since inception, the Company has incurred significant losses and, as of June 30, 2005, it had an accumulated deficit of $785.6 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level based on its revenue. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. The Company believes that its available funds, consisting of cash, cash equivalents and short-term investments, combined with those funds it expects to generate from operations in the next 12 months, will be sufficient to meet the Company’s anticipated needs for working capital and capital expenditures through at least the next 12 months. However, if available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain a line of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.
2. RECLASSIFICATIONS
The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days, from cash and cash equivalents to short-term, available for sale investments. This resulted in an increase of $6.2 million to cash used in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 to conform to the 2005 presentation.

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
The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Gross related party revenue	$15,459	$15,387	$30,937	$30,808
Offset of amortization of partnership costs	(15,459)	(15,387)	(30,937)	(30,808)

Total related party revenue, net	$—	$—	$—	$—

Amortization of Partnership Costs:
Amortization of partnership costs	$17,128	$15,975	$34,078	$32,438
Offset to gross related party revenue	(15,459)	(15,387)	(30,937)	(30,808)

Total amortization of partnership costs reported as an operating expense	$1,669	$588	$3,141	$1,630

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

Revenue by Customer Category
The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from GPOs, including from Novation under the Outsourcing Agreement, as amended. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than healthcare providers, GPOs and suppliers, including the software license revenue that was generated by the Company’s August 2001 agreement with Global Healthcare Exchange, LLC (GHX), which was fully recognized as of the third quarter of 2004, as well as revenue generated under agreements whereby the Company is entitled to a share of revenue generated by those entities. Revenue by customer category was as follows (in thousands, except percentage amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Provider and GPO revenue	$732	$669	$1,161	$1,172
Supplier revenue	2,324	2,135	4,524	4,247
Other revenue	284	12	583	17

Total	$3,340	$2,816	$6,268	$5,436

Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Provider and GPO revenue	21.9%	23.8%	18.5%	21.6%
Supplier revenue	69.6	75.8	72.2	78.1
Other revenue	8.5	0.4	9.3	0.3

Total	100.0%	100.0%	100.0%	100.0%

Major Customers
No customer accounted for 10% or more of total non-related party revenue for either the three or six months ended June 30, 2004 or 2005.
4. BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive due to the Company’s net losses in each of these periods. The total number of weighted average common stock equivalents, consisting of options, warrants and unvested restricted stock, that was excluded from the diluted loss per share calculation was 1.0 million, 859,000, 916,000 and 996,000 shares for the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, respectively.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss	$(18,414)	$(14,678)	$(31,628)	$(31,635)

Basic and diluted:
Weighted average shares of common stock outstanding	19,974	20,459	19,668	20,420
Less: Weighted average shares of unvested restricted common stock grants	(617)	(649)	(455)	(722)

Weighted average shares used in computing basic and diluted net loss per share	19,357	19,810	19,213	19,698

Basic and diluted net loss per share	$(0.95)	$(0.74)	$(1.65)	$(1.61)

5. STOCK-BASED COMPENSATION
As of June 30, 2005, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Risk-free interest rate range	1.2%-6.6%	1.2%-5.0%	1.2%-6.7%	1.2%-5.2%
Expected lives (in years)—options	5.0	5.0	5.0	5.0
Expected lives (in years)—employee stock purchase plan	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Volatility range	70%-90%	80%-90%	70%-90%	80%-90%
The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss as reported	$(18,414)	$(14,678)	$(31,628)	$(31,635)
Add: Stock-based compensation expense included in reported net loss	1,199	1,023	1,666	2,195
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,416)	(1,823)	(6,192)	(4,232)

Net loss, pro forma	$(20,631)	$(15,478)	$(36,154)	$(33,672)

Net loss per share, as reported	$(0.95)	$(0.74)	$(1.65)	$(1.61)

Net loss per share, pro forma	$(1.07)	$(0.78)	$(1.88)	$(1.71)

Restricted Stock
In connection with the award of restricted stock to employees and officers, the Company records deferred compensation representing the fair value of the underlying common stock at the dates of grant. The restrictions on these stock grants typically lapse over a two-year period from the date of grant, with the restrictions on one-half of the shares lapsing one year from the date of grant and the restrictions on the remaining one-half of the shares lapsing two years from the date of grant, provided that the grant recipients are employed continuously with the Company through the vesting dates. The deferred compensation amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition.
During the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, the Company recorded deferred compensation of $61,000, $610,000, $6.6 million and $2.9 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock underlying these grants lapse on various dates through June 2007. During the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, the Company recorded $140,000, $119,000, $187,000 and $285,000, respectively, in reductions of the deferred compensation as a result of employee terminations or attrition and the resulting forfeiture of restricted stock and $1.3 million, $1.2 million, $1.7 million and $2.6 million, respectively, in gross amortization of deferred compensation related to these shares.

6. PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease terms or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs, incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll-related costs. During 2004 and the six months ended June 30, 2005, capitalized software development costs related to new functionality for the Company’s solutions offered to its customers. Repairs and maintenance costs are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.
As of December 31, 2004 and June 30, 2005, property and equipment consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Computer and equipment	$15,761	$14,708
Software	22,144	21,756
Capitalized software development costs	5,754	7,310
Furniture and fixtures	1,729	1,792
Leasehold improvements	2,393	2,405

	47,781	47,971
Accumulated depreciation and amortization	(36,280)	(37,865)

Property and equipment, net	$11,501	$10,106

7. STOCKHOLDER NOTES RECEIVABLE
During 2004, the Company wrote off two notes receivable from stockholders, with an aggregate carrying value of $5.0 million, consisting of one note from a former executive officer of the Company and another from a former employee. These notes were issued in connection with the early exercise of employee stock option grants in fiscal 1999 and were collateralized by, among other things, the shares issued upon exercise of the options. Once the notes became due, the Company actively pursued collection using all reasonable efforts to collect the outstanding balances. Upon exhausting all such efforts in 2004, the Company determined that these two notes were no longer collectible and, as such, the Company reclaimed all shares of common stock collateralizing the notes, totaling 71,250 shares, and wrote off the remaining balance of $4.1 million.
As of June 30, 2005, the Company had $208,000 of outstanding remaining notes receivable from current and former employees of the Company, including accrued interest. The Company intends to pursue collection on stockholder notes receivable that have become due.
8. RESTRUCTURING
The Company’s executive, administrative and operating offices are located in 116,000 square feet of office space located in San Jose, California under a sublease scheduled to expire in March 2007. The Company currently occupies 84,300 square feet of this facility. In February 2002, the Company entered into a sublease with a corporation, under which they subleased 20,000 square feet of this facility for the first year, increasing to 31,700 square feet for the remaining term of the sublease, which ran through February 2005. This corporation did not elect to extend its sublease beyond February 2005. In the first quarter of 2005, the Company entered into a letter of intent with another corporation under which that corporation intended to sublease approximately 25,000 square feet of the Company’s facility through February 2007. The Company decided that it would not occupy the remaining available space at any time through the expiration of its lease in March 2007. The sublease agreement was executed in the second quarter of 2005. As a result, the Company recorded the $767,000 restructuring charge during the three months ended March 31, 2005 related to anticipated costs for idle facilities, net of expected sublease income. Anticipated costs included the net present value of future minimum lease commitments related to the idle facilities.

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
In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1 relating to evaluation and measurement criteria; however, the disclosure requirements were effective for the Company’s fiscal year ended December 31, 2004. The Company continues to monitor the developments of the FASB and does not currently expect the adoption of the evaluation and measurement criteria, once issued, to have a material impact on the Company’s results of operations or financial position.
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
In July 2000, in connection with the Outsourcing Agreement, the Company issued 4.6 million and 1.1 million shares of its common stock to VHA and UHC, respectively. The Company also issued warrants, allowing VHA and UHC the opportunity to earn up to 3.1 million and 752,000 additional shares of the Company’s common stock, respectively, over a four-year period by meeting specified performance targets. These performance targets were based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. In October 2000, the Company exchanged VHA’s warrant to purchase 3.1 million shares of the Company’s common stock for 3.1 million restricted shares of the Company’s common stock and, in January 2001, the Company exchanged the unexercised portion of UHC’s performance warrant to purchase 564,000 shares of the Company’s common stock for 564,000 restricted shares of the Company’s common stock. VHA and UHC have since earned all of the restricted shares. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture.

The parties have amended and restated the Outsourcing Agreement from time to time. Under the current version of the Outsourcing Agreement (the Fourth Amended Agreement), effective August 2003:
•	The Company and Novation agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by the Company’s connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	The payments Novation is required to make under the fee level provision are subject to quarterly maximums. In each of the last 12 quarters, the Company generated sufficient marketplace volume to earn the quarterly maximum payments. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	The Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI-sponsored marketplaces only;

•	The Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	The Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.
Based on the levels of marketplace volume the Company is currently achieving, the Company expects that the fees it earns from Novation will continue to be limited by the quarterly maximums, above which additional volume will not result in increased fees.
In March 2004, the Company entered into a three-year agreement with UHC designating the Company as the preferred provider of supply chain data cleansing and maintenance services to the UHC hospital membership base. In connection with this agreement, the Company offers Neoforma Data Management Solution™ (Neoforma DMS) to UHC hospital members, and has developed joint sales and marketing plans with UHC to support this relationship. In June 2004, the Company entered into a similar, three-year agreement with VHA, designating the Company as a provider of supply chain data cleansing and maintenance services to the VHA hospital membership base. In connection with this agreement, the Company offers Neoforma DMS to VHA member hospitals and collaborates with VHA to educate their member hospitals about the benefits of Neoforma DMS.
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
VHA and UHC also indicated that, based upon the advice of their consultant, they believe a market competitive price of the services provided by the Company under the Fourth Amended Agreement should be significantly less than the current fee paid by Novation to the Company. The Company, however, believes its current fee from Novation is reasonable and market competitive based upon the terms and conditions of the Outsourcing Agreement and the services it has provided and is currently providing. No party has currently invoked the benchmarking provision under Section 8.5 of the Fourth Amended Agreement or requested an amendment of the Fourth Amended Agreement fees.
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
In July 2000, in connection with the Outsourcing Agreement, we issued to VHA and UHC shares of our common stock and performance based warrants, which warrants, to the extent not exercised, were subsequently exchanged for restricted stock. VHA and UHC earned all of the restricted stock over a four-year period by meeting specified performance targets based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture. As of June 30, 2005, VHA and UHC beneficially owned 41.7% and 10.3%, respectively, of our outstanding common stock.
The parties have amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement, or Fourth Amended Agreement, effective August 2003:
•	We and Novation agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by our connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	The payments Novation is required to make under the fee level provision are subject to quarterly maximums. In each of the last 12 quarters, we generated sufficient marketplace volume to earn the quarterly maximum payments. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	We agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered and we do not expect to share any revenue in the foreseeable future;

•	Novation’s rights to view data from any customer are restricted to data from Novation- and HPPI-sponsored marketplaces only;

•	We have primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from those suppliers; and

•	We must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

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
In December 2004, we entered into a three-year agreement with Consorta, Inc. to provide supply chain data management and order management services to the Consorta membership base. Consorta named us as the preferred provider of these solutions to their members, and Neoforma DMS and Neoforma OMS are the only data and order management solutions that are currently endorsed by Consorta. We had previously entered into two data management agreements with Consorta in 2004 to cleanse, classify, enrich and maintain the Consorta Contract Catalog.
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
VHA and UHC also indicated that, based upon the advice of their consultant, they believe a market competitive price of the services provided by us under the Fourth Amended Agreement should be significantly less than the current fee paid by Novation to us. We, however, believe our current fee from Novation is reasonable and market competitive based upon the terms and conditions of the Outsourcing Agreement and the services we have provided and are currently providing. No party has currently invoked the benchmarking provision under Section 8.5 of the Fourth Amended Agreement or requested an amendment of the Fourth Amended Agreement fees.
We cannot assure you that any particular strategic alternative will be pursued or that any transaction will occur, or if any transaction does occur, on what terms such transaction might be consummated. In addition, we cannot assure you that a buyer acceptable to VHA and UHC will be willing to enter into a transaction on terms acceptable to VHA, UHC and us.
Other Matters
Since inception, we have incurred significant losses, and, as of June 30, 2005, we had an accumulated deficit of $785.6 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, diversify our sources of revenue, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.
Results of Operations
Overview
We generate the substantial majority of our fees in connection with our relationship with Novation, VHA, UHC and their member hospitals. However, as a result of the application of Emerging Issues Task Force Abstract, or EITF, No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” our total revenue does not reflect the importance of, and the fees generated from, this relationship. In the three and six months ended June 30, 2004 and 2005, we offset 100% of the fees we generated from Novation and its hospitals and the resultant gross related party revenue (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). It is important to consider both our total revenue and gross related party revenue when evaluating our business.
Total revenue for the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005 was $3.3 million, $2.8 million, $6.3 million and $5.4 million, respectively, and, because of the impact of EITF No. 01-9 on our related party revenue, our total revenue in these periods consisted entirely of non-related party revenue. For the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, the decline in non-related party revenue was primarily due to an anticipated decrease in revenue related to a $3.5 million technology license sale to Global Healthcare Exchange, LLC, or GHX, in 2001. We had been recognizing this revenue ratably over the three-year term of the related operating agreement. Since the inception of our agreement with GHX, ratable recognition of this technology license revenue had accounted for $282,000 of revenue on a quarterly basis. In August 2004, this license revenue was fully recognized. As a result, we recognized $282,000 and $564,000 in revenue in the three and six months ended June 30, 2004, respectively, and no revenue in the three and six months ended June 30, 2005 related to this license sale. For the three months and six months ended June 30, 2005 as compared to the same period in the prior year, we also experienced a decrease in revenue from Neoforma Pharmaceutical Market Intelligence and, for the three months ended June 30, 2005 as compared to the same period in the prior year, we experienced a decrease in revenue from Neoforma OMS for suppliers. The decrease in Neoforma Pharmaceutical Market Intelligence was primarily attributable to the cancellation by a pharmaceutical manufacturer of a large pharmaceutical market intelligence contract in the second half of 2004 due to their cancellation of their underlying GPO contract with Novation. The decrease in Neoforma OMS for suppliers was due to a conversion of a large connectivity customer to a new contract and pricing structure in the second half of 2004. This cancellation and conversion of contracts resulted in less revenue in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These decreases were partially offset by increases in revenue from HPIS Market Intelligence.
Our quarterly non-related party revenue has fluctuated as a result of the size and timing of the completion of Neoforma DMS projects and the relative immaturity of certain of our offerings. We expect this trend to continue for certain of our non-related party revenue streams and, potentially, for total non-related party revenue as a whole.
In the second half of 2005, we expect that the fees we generate in connection with our related party relationship that generate our gross related party revenue will not be fully offset by amortization of partnership costs. This expectation is based on the fact that the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will be fully amortized in July 2005. As a result, amortization of partnership costs in the second half of 2005 is expected to be significantly lower than in prior periods. In the first half of 2005, gross amortization of partnership costs was $32.4 million, of which $30.8 million was offset against related party revenue. In the second half of 2005, gross amortization of partnership costs is expected to be $6.6 million. Based on the current quarterly maximum payment from Novation of $15.3 million, this reduced offset will result in significant growth in related party revenue and total revenue in the second half of 2005 as compared to prior periods.

Our total operating expenses decreased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, due primarily to a $4.1 million write-off of stockholder notes receivable in the first half of 2004 and a $1.5 million decrease in the amortization of partnership costs reported as an operating expense in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. However, most of our other operating expenses increased in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as we continued to invest in our operations to grow our non-related party revenue and to enhance the functionality related to Marketplace@Novation. In addition to the increase in total operating expenses resulting from these investments, operating expenses also increased due to a $1.8 million decrease in software development costs capitalized and a $1.2 million increase in depreciation and amortization of property and equipment in the six months ended June 30, 2005 as compared to the same period in the prior year.
Our total operating expenses will continue to be impacted by the amount of capitalized software developments costs in each quarter. In addition, we expect that our general and administrative expenses will be impacted by costs associated with our ongoing evaluation of strategic alternatives. As discussed above, we also expect a significant decrease in the gross amortization of partnership costs, which, based on the current quarterly maximum payment from Novation, will result in the elimination of amortization of partnership costs classified as an operating expense and will have a positive impact on our revenue, operating expenses and results of operations.

	Three Months Ended
	June 30,		Percent Change
	2004	2005	2004 to 2005
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$—	—
Non-related party revenue	3,340	2,816	(16)%

Total revenue	3,340	2,816	(16)%

Operating Expenses:
Cost of services	2,682	2,857	7%
Operations	2,811	3,095	10%
Product development	4,403	5,097	16%
Selling and marketing	3,513	3,115	(11)%
General and administrative	2,468	2,840	15%
Amortization of intangibles	147	147	—
Amortization of partnership costs	1,669	588	(65)%
Write-off of stockholder notes receivable	4,115	—	*

Total operating expenses	21,808	17,739	(19)%

Loss from operations	(18,468)	(14,923)	(19)%
Other income (expense):
Interest income	55	247	349%
Interest expense	(2)	(2)	—
Other income	1	—	*

Net loss	$(18,414)	$(14,678)	(20)%

Net loss per share:
Basic and diluted	$(0.95)	$(0.74)	(22)%

Weighted average shares—basic and diluted	19,357	19,810	2%

	Six Months Ended
	June 30,		Percent Change
	2004	2005	2004 to 2005
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$—	—
Non-related party revenue	6,268	5,436	(13)%

Total revenue	6,268	5,436	(13)%

Operating Expenses:
Cost of services	4,743	5,825	23%
Operations	5,809	6,263	8%
Product development	8,041	10,159	26%
Selling and marketing	7,169	6,659	(7)%
General and administrative	4,706	5,886	25%
Amortization of intangibles	294	294	—
Amortization of partnership costs	3,141	1,630	(48)%
Write-off of stockholder notes receivable	4,115	—	*
Restructuring	—	767	*

Total operating expenses	38,018	37,483	(1)%

Loss from operations	(31,750)	(32,047)	1%
Other income (expense):
Interest income	124	433	249%
Interest expense	(3)	(4)	33%
Other income (expense)	1	(17)	*

Net loss	$(31,628)	$(31,635)	—

Net loss per share:
Basic and diluted	$(1.65)	$(1.61)	(2)%

Weighted average shares—basic and diluted	19,213	19,698	3%

*	Cannot be expressed as a percentage

Three and Six Months Ended June 30, 2004 as Compared to the Three and Six Months Ended June 30, 2005
Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
	(in thousands)			(in thousands)
Related party revenue, net	$—	$—	—	$—	$—	—
Non-related party revenue	3,340	2,816	(16)%	6,268	5,436	(13)%

Total	$3,340	$2,816	(16)%	$6,268	$5,436	(13)%

Related Party Revenue. Gross related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are first connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of such gross related party revenue or gross amortization of partnership costs in any given period. This offset of gross amortization of partnership costs against gross related party revenue results in net related party revenue, if any. In the three months ended June 30, 2004 and 2005, and six months ended June 30, 2004 and 2005, gross related party revenue was $15.5 million, $15.4 million, $30.9 million and $30.8 million, respectively, and was less than the gross amortization of partnership costs in each period. As a result, there was no net related party revenue reported in either of these periods. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9. During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation currently total $15.3 million per quarter and $61.0 million per year. In the second half of 2005, we expect that the fees we generate in connection with our related party relationship that generate our gross related party revenue will not be fully offset by amortization of partnership costs. This expectation is based on the fact that the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will be fully amortized in July 2005. As a result, gross amortization of partnership costs in the second half of 2005 is expected to be significantly lower than in prior periods. In the first half of 2005, gross amortization of partnership costs was $32.4 million, of which $30.8 million was offset against related party revenue. In the second half of 2005, gross amortization of partnership costs is expected to be $6.6 million. Based on the current quarterly maximum payment from Novation of $15.3 million, this reduced offset would result in significant growth in related party revenue and total revenue in the second half of 2005 as compared to prior periods and, as a result, we expect net related party revenue to increase in the second half of 2005 as compared to the second half of 2004.
Non-related Party Revenue. Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement or previous versions of the agreement. The decrease in non-related party revenue in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 was primarily due to a decrease in our other revenue. Non-related party revenue by customer category was as follows:

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
	(in thousands)			(in thousands)
Non-related party revenue:
Provider and GPO revenue	$732	$669	(9)%	$1,161	$1,172	1%
Supplier revenue	2,324	2,135	(8)%	4,524	4,247	(6)%
Other revenue	284	12	(96)%	583	17	(97)%

Total	$3,340	$2,816	(16)%	$6,268	$5,436	(13)%

The decrease in non-related party revenue from providers and GPOs during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 was primarily due to a decrease in revenue related to Neoforma MMS, for providers. Neoforma MMS revenue from providers was larger in 2004 as a result of a single large implementation completed during the three months ended June 30, 2004. The increase in non-related party revenue from providers and GPOs during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to an increase in revenue related to our data cleansing services and was partially offset by a decrease in Neoforma MMS revenue.

The decrease in non-related party revenue from suppliers during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to decreases in revenue related to Neoforma OMS and Neoforma Pharmaceutical Market Intelligence, as discussed above in the “Results of Operations-Overview”, which were partially offset by an increase in revenue related to HPIS Market Intelligence. The decrease in non-related party revenue from suppliers during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to a decrease in revenue related to Neoforma Pharmaceutical Market Intelligence, which was partially offset by increases in revenue related to HPIS Market Intelligence and Neoforma OMS.
The decrease in other non-related party revenue during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 was primarily due to the anticipated $282,000 and $564,000 decreases, respectively, in revenue related to the $3.5 million technology sale to GHX that occurred in 2001, which was recognized ratably through August 2004.
Cost of Services

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
	(in thousands)			(in thousands)
Cost of Services	$2,682	$2,857	7%	$4,743	$5,825	23%
Cost of services consists primarily of the costs to perform hospital and supplier implementation activities and Neoforma DMS services for hospitals and GPOs, as well as direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors, consultants and companies to which we outsource services. The increase in cost of services from the three months ended June 30, 2004 to the three months ended June 30, 2005 was primarily due to an increase in payroll and related expenses of $192,000 due to an increase in headcount in the cost of services group from 48 as of June 30, 2004 to 56 as of June 30, 2005. There was also a $77,000 increase in expenses related to the use of independent contractors and consultants during the three months ended June 30, 2005. These increases were partially offset by a $180,000 decrease in depreciation costs allocated to cost of services. The increase in cost of services for the six months ended June 30, 2004 to the six months ended June 30, 2005 was primarily due to an increase in payroll and related expenses of $601,000, an increase in contractor and consultant expense of $154,000 and an increase of $310,000 in allocable costs, including depreciation, deferred compensation and other costs allocated to cost of services.
Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
	(in thousands)			(in thousands)
Operations	$2,811	$3,095	10%	$5,809	$6,263	8%
Operations expenses consist primarily of expenditures for the operation and maintenance of our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. The increase in operations expenses from the three months ended June 30, 2004 to the three months ended June 30, 2005 was primarily due to a $105,000 increase in Web hosting costs allocated to operations, a $100,000 increase in software maintenance expenses and an $84,000 increase in allocable costs, including depreciation, deferred compensation and other costs allocated to operations. The increase in operations expenses for the six months ended June 30, 2004 to the six months ended June 30, 2005 was primarily due to an increase in software maintenance expenses of $232,000 and an increase of $119,000 in allocable costs, including depreciation, deferred compensation and other costs allocated to operations.

Product Development

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
	(in thousands)			(in thousands)
Product Development	$4,403	$5,097	16%	$8,041	$10,159	26%
Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development, maintenance and enhancement of our solutions. Product development expenses increased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to a $412,000 increase in payroll and related expenses as a result of an increase in headcount in the product development group from 79 as of June 30, 2004 to 97 as of June 30, 2005. In addition, there was a $410,000 increase in expenses allocated to product development, consisting of $332,000 in depreciation and $78,000 in amortization of deferred compensation. These increases were partially offset by a $172,000 reduction in Web hosting costs allocated to product development. Product development expenses increased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2005 primarily due to an increase in payroll and related expenses of $1.1 million and an increase of $849,000 in expenses allocated to product development, including $623,000 in depreciation and $226,000 in amortization of deferred compensation. The increases in payroll related expenses and fees paid to contractors and consultants were also partially the result of reduced levels of capitalized software development costs during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.
During the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, we capitalized internal costs incurred related to certain software development projects of $1.5 million, $842,000, $3.3 million and $1.6 million, respectively. Excluding the impact of the capitalized software development costs, payroll and related expenses increased by $646,000 and fees paid to contractors and consultants decreased by $906,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Excluding the impact of the capitalized software development costs, payroll and related expense increased by $1.2 million and fees paid to contractors and consultants decreased by $1.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
Selling and Marketing

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
	(in thousands)			(in thousands)
Selling and Marketing	$3,513	$3,115	(11)%	$7,169	$6,659	(7)%
Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. The decrease in selling and marketing expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily related to a decrease of $293,000 in payroll and related expenses and a decrease of $224,000 in deferred compensation and other costs allocated to selling and marketing. These decreases were partially offset by a $141,000 increase in depreciation allocated to selling and marketing. The decrease in selling and marketing expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2005 was primarily due to a decrease in payroll and related expenses of $526,000 and a $201,000 decrease in other allocable costs to selling and marketing. These decreases were partially offset by a $271,000 increase in depreciation expenses allocated to selling and marketing.
General and Administrative

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
	(in thousands)			(in thousands)
General and Administrative	$2,468	$2,840	15%	$4,706	$5,886	25%
General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due primarily to a $181,000 increase in payroll and related expenses, a $139,000 increase in fees paid to independent consultants and professional services firms and a $139,000 increase in depreciation costs allocated to general and administrative expenses. These increases were partially offset by a $149,000 decrease in deferred compensation and other allocated costs. General and administrative expenses increased for the six months ended June 30, 2004 to the six months ended June 30, 2005 primarily due to an increase in payroll and related expenses of $486,000, a $294,000 increase in fees paid to independent consultants and professional services firms and an increase of $283,000 in depreciation costs allocated to general and administrative expenses. The increase in fees paid to independent consultants and professional services firms was partly related to our evaluation of strategic alternatives.

Amortization of Partnership Costs

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
Gross Amortization of Partnership Costs	$17,128	$15,975	(7)%	$34,078	$32,438	(5)%
Amortization of Partnership Costs Offset Against Gross Related Party Revenue	(15,459)	(15,387)	—	(30,937)	(30,808)	—

Amortization of Partnership Costs Classified as an Operating Expense	$1,669	$588	(65)%	$3,141	$1,630	(48)%

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of June 30, 2005, capitalized partnership costs represented the capitalized valuation of common stock and earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement, as amended, with those entities and with Novation and HPPI. The value of the initial common stock issued is being amortized over a five-year estimated useful life. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned. As of March 31, 2004, all the shares of restricted stock had been earned by VHA and UHC. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreement with the healthcare organizations that resulted in the shares being earned, generally two to three years.
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
Although there were incremental partnership costs capitalized related to the earning of the restricted common stock by VHA and UHC from the date we entered into the Outsourcing Agreement through March 31, 2004, certain of the capitalized partnership costs relating to the restricted stock earned by VHA and UHC when the first hospitals signed up to participate in Marketplace@Novation in 2000 had been fully amortized in prior periods. Those partnership costs that had been fully amortized in prior periods were generally capitalized at higher levels than those that have been capitalized in more recent periods because (i) there was a relatively lower number of restricted shares earned by VHA and UHC during more recent periods and (ii) the capitalized value of each restricted share earned was higher in historical periods than in more recent periods given our generally higher stock price in historical periods as compared to more recent periods. As a result, the overall gross amortization of partnership costs associated with the restricted common stock decreased for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. We expect total gross amortization of partnership costs, excluding the impact of EITF No. 01-9, and amortization of partnership costs classified as an operating expense to decrease significantly in the second half of 2005 as compared to the second half of 2004. This decrease is expected because the significant majority of the capitalized partnership costs resulting from the initial shares provided to VHA and UHC will be fully amortized in July 2005. We recorded $32.4 million in gross amortization of partnership costs in the first half of 2005, and we expect to record $6.6 million in gross amortization of partnership costs in the second half of 2005. As a result, the offset against gross related party revenue will be significantly lower in the second half of 2005 as compared to prior periods. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.
Restructuring
During the six months ended June 30, 2005, we recorded a restructuring charge of $767,000 related to anticipated costs for idle facilities, net of expected sublease income. Anticipated costs included the net present value of future minimum lease commitments related to the idle facilities. We did not have any restructuring charges in the six months ended June 30, 2004.
Amortization of Deferred Compensation

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
	2004	2005	2004 to 2005	2004	2005	2004 to 2005
Gross Amortization of Deferred Compensation	$1,251	$1,195	(4)%	$1,741	$2,576	48%
Less: Reversals as a Result of Employee Terminations	(22)	(115)	423%	(22)	(272)	1,136%
Less: Amounts Capitalized as Software Development Costs	(30)	(58)	93%	(53)	(109)	106%

Amortization of Deferred Compensation	$1,199	$1,022	(15)%	$1,666	$2,195	32%

In connection with the award of restricted stock to employees and officers, we record deferred compensation representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock typically lapse over a two-year period from the date of grant, with the restrictions on one-half of the shares lapsing one year from the date of grant and the restrictions on the remaining one-half of the shares lapsing two years from the date of grant, provided that the grant recipients are employed continuously with us through the vesting dates. The deferred compensation amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition.
During the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, we recorded deferred compensation of $61,000, $610,000, $6.6 million and $2.9 million, respectively. During the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, we recorded $140,000, $119,000, $187,000 and $285,000, respectively, in reductions of the deferred compensation as a result of employee terminations or attrition and the resulting forfeiture of restricted stock. We recorded amortization of deferred compensation resulting from this restricted stock, net of reversals relating to forfeitures and amounts capitalized as software development costs, of $1.2 million, $1.0 million, $1.7 million and $2.2 million during the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, respectively.
The remaining total deferred compensation of $3.8 million at June 30, 2005 is expected to be amortized as follows: $2.1 million during the remainder of 2005, $1.5 million during 2006 and $166,000 during 2007. The amortization expense relates to restricted stock awarded to officers and other employees in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Condensed Consolidated Statements of Operations. We expect that we will continue to use restricted stock grants as a means to compensate employees in future periods, although not as widely as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in future periods related to those grants.

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
Liquidity and Capital Resources
As of June 30, 2005, we had $35.0 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and no outstanding bank, other borrowings or notes payable.
In connection with the operating lease of our corporate headquarters in San Jose, California, we established a letter of credit initially in the amount of $2.0 million payable to our landlord to collateralize our obligations under the lease. Under the terms of the lease, which allowed for reductions in the amount of the letter of credit over time as we fulfilled our obligations under the lease, we reduced the letter of credit to $1.0 million as of December 31, 2003, at which amount it remained as of June 30, 2005. The letter of credit is collateralized by balances in our investment accounts and is classified as restricted cash in our Condensed Consolidated Balance Sheets. The restriction on the letter of credit is expected to lapse in March 2007.
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
Net cash used in operating activities was $21.4 million and $19.6 million for the six months ended June 30, 2004 and 2005, respectively, and primarily related to cash utilized to fund our net losses and changes in our working capital.
Net cash used in investing activities was $10.1 million and $4.0 million for the six months ended June 30, 2004 and 2005, respectively. Net cash used in investing activities for the six months ended June 30, 2004 primarily related to net purchases of short-term investments, capitalized internal use software development costs and purchases of capital equipment to operate our solutions. Net cash used in investing activities for the six months ended June 30, 2005 related to capitalized software development costs, purchases of capital equipment and net purchases of short-term investments.

Net cash provided by financing activities was $32.2 million and $31.5 million for the six months ended June 30, 2004 and 2005, respectively. Net cash provided by financing activities for both the six months ended June 30, 2004 and 2005 primarily related to funds received for sales of stock related to option exercises and stock purchases under the employee stock purchase plan as well as fees received from Novation under the fee level provisions of the Fourth Amended Agreement.
Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of our expanded service offerings, the success of these service offerings once they are launched and our ability to adjust our operating expenses to an appropriate level based on its revenue. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. We currently anticipate that our available funds, consisting of cash, cash equivalents and short-term investments, combined with those funds we expect to generate from operations in the remainder of 2005, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, if available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit, curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. We cannot be certain that additional financing will be available on favorable terms if and when required, or at all.
The following table summarizes the various contractual obligations we have under service contracts, operating leases and any other purchase agreements as of June 30, 2005:

	Payments due by period (in thousands)
		Less than	1–3	3–5	More than
	Total	1 year	years	years	5 years
Net minimum operating lease obligations	$5,730	$3,272	$2,458	$—	$—
Purchase obligations	220	220	—	—	—

Total	$5,950	$3,492	$2,458	$—	$—

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
VHA and UHC have informed us that they believe a market competitive price of the services provided by us should be significantly less than the current fee paid by Novation to us, and that they expect to renegotiate the Fourth Amended Agreement in the context of any sale or merger transaction. Our main source of business is derived from the Fourth Amended Agreement we have with VHA, UHC and Novation, and our business and prospects may be seriously harmed if this agreement is materially altered or terminated
Our main source of business is derived from the solutions we provide through Marketplace@Novation to VHA and UHC member hospitals. For example, for the three months ended June 30, 2004 and 2005, and the six months ended June 30, 2004 and 2005, we generated $15.5 million, $15.4 million, $30.9 million and $30.8 million, respectively, in gross related party revenue, representing 82.2%, 84.5%, 83.2% and 85.0%, respectively, of our total gross revenue for these periods.
Novation and we each engaged independent consultants to assess the technology, information, services and pricing we provide under the Fourth Amended Agreement. Based upon the advice of their consultant, VHA and UHC informed us that they believe a market competitive price of the services provided by us should be significantly less than the current fee paid by Novation to us, although we have informed Novation that we believe our current fee is reasonable and market competitive based upon the terms and conditions of the Outsourcing Agreement and the services we have provided and are currently providing.
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
In addition, in the absence of, or prior to, a sale or merger of our company, VHA, UHC and Novation might seek to lower their payments to us by renegotiating or invoking the benchmarking provision of the Fourth Amended Agreement. If VHA and UHC were to be ultimately successful in reducing these payments, either through negotiation or benchmarking, our revenue and operating results could be seriously harmed and we might not continue to operate as we have expected.

If we do not meet the expectations of Novation, VHA and UHC for the functionality Marketplace@Novation, the main source of our business could either be reduced or terminated, and our business would be seriously harmed
Under the Fourth Amended Agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the Fourth Amended Agreement could be terminated, which would seriously harm our business and financial results.
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
•	The evaluation of strategic alternatives may disrupt our operations and divert management’s attention, which could have a material adverse effect on our business, financial condition or results of operations;

•	The perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners;

•	The process of evaluating strategic alternatives may be more time-consuming and expensive than we currently anticipate;

•	We may not be able to identify strategic alternatives that are worth pursuing, and even if we do identify strategic alternatives that we believe are worth pursuing, we may not ultimately consummate the strategic transaction or, if consummated, such transaction may not enhance stockholder value;

•	Together, VHA and UHC hold a majority of our common stock outstanding and, additionally, they have an effective consent assignment right over the Fourth Amended Agreement; consequently, any strategic transaction would be subject to their approval; and

•	Certain of our stockholders may not approve of any proposed transaction, and may either vote against it or seek redress through the courts.
Because VHA and UHC collectively beneficially own a majority of our stock, they have substantial control over all matters requiring stockholder approval and significant sales of stock held by them could have a negative effect on our stock price
As of June 30, 2005, VHA and UHC beneficially owned 41.7% and 10.3%, respectively, of our outstanding common stock, or 52.0% collectively. As a result of their ownership positions, VHA and UHC individually are able to significantly influence, and collectively are able to control, all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a strategic transaction as discussed above. In addition, open market sales of significant amounts of shares held by either of VHA and UHC, or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.
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
We have a history of losses and may never achieve profitability
We have experienced losses from operations in each period since our inception, including a net loss of $31.6 million for the six months ended June 30, 2005. In addition, as of June 30, 2005, we had an accumulated deficit of $785.6 million. We have not achieved profitability and we cannot assure you that we will ever be profitable.
If our customers or third-party vendors refuse to provide us with consent to use their transaction data and product data, severely restrict our use of their data, or decline to use our solutions because of concerns about the potential release of such data to other customers or partners, our business strategy may not succeed
We expect to derive a portion of our future revenue from information services that require the use of data from our hospital, GPO and supplier customers and other third-party vendors. To execute on our data services strategy, we must be able to secure the consent of our customers and these third-party vendors for various uses of their data. To secure such consent, we must be able to assure these customers and third-party vendors that we will at all times protect the confidentiality of their data and use the data in the manner that we agreed. If we are unable to provide such assurance, or if we fail, or are perceived by our customers and third-party vendors to have failed, to meet the levels of assurance that we provided to them, our ability to execute on our data services strategy may be seriously impaired. In addition, we must be able to abide by various contractual provisions to which we have agreed concerning our ability to aggregate and blind data in such a way that the data cannot be used to identify any participants to transactions underlying the data. Our inability to do so would potentially subject us to liability for contractual damages and might seriously impair our data services strategy. If potential customers are concerned about other customers viewing their transaction data, they may decide to forgo use of our solutions, and this could seriously impair our ability to generate revenue in the future.

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
Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue to grow our revenue
We generate the substantial majority of our business from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. During the last 12 quarters, our fees were limited by these quarterly maximums. Based on the levels of total marketplace transaction volume that we are achieving and expect to continue to achieve, we expect that our fees will continue to be limited by these maximums in future periods. Consequently, we must generate increased non-related party revenue in order to grow our revenue. In July 2005, we expect that the significant majority of the gross capitalized partnership costs will be fully amortized. As a result, our total revenue will increase substantially beginning in the quarter that our gross related party revenue is initially no longer fully offset by amortization of capitalized partnership costs. However, we still believe that we must generate non-related party revenue growth to show improved operational results. To date, we have encountered more difficulty than we had anticipated in growing non-related party revenue.
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
We expect that a significant portion of the products used by hospitals that are sold through Marketplace@Novation will come from a limited number of key manufacturers and distributors, and the loss of business from a key manufacturer or distributor could result in a significant negative impact on the value of Marketplace@Novation and, consequently, our business
We expect that a significant portion of the products to be sold through and data to be generated from Marketplace@Novation will come as a result of the participation of a limited number of key manufacturers and distributors. If any of these key manufacturers or distributors cease doing business with us, the value of Marketplace@Novation to our hospital customers would be reduced and our ability to generate data for our customers would also be reduced.

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
We have announced that we are exploring strategic alternatives, and the resulting uncertainty could make it difficult to attract qualified personnel or retain our executive officers and other key personnel, which may leave us unable to operate successfully
Our success depends on our ability to attract and retain qualified, experienced employees. In particular, we believe that our ability to successfully execute our business strategy will depend on the continued services of executive officers and other key employees. Our employees, including our executive officers, serve at-will and may elect to pursue other opportunities at any time. We may not be able to compete effectively to retain and attract employees. The announcement of our process to evaluate strategic alternatives has resulted in some uncertainty within our employee population. As a result, our executive officers or other key employees may seek employment with larger, more established companies or companies they perceive to have better prospects. Additionally, certain individuals may decide that they do not wish to seek employment with us. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully in our industry, and our business could be harmed.
If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations or respond to competitive pressures
As of June 30, 2005, we had $35.0 million in cash, cash equivalents and short-term investments, $1.0 million in restricted cash and no outstanding borrowings or notes payable.
We may need to raise additional funds within the next 12 months if, for example, we experience larger than anticipated operating losses or if we pursue acquisitions that contain a cash component. We may try to obtain additional financing by issuing shares of our common stock or convertible debt, either of which could dilute our existing stockholders and may cause our stock price to decline. We may not be able to raise any further cash, either through debt or equity transactions, on terms that are acceptable to us or at all. If we needed to raise funds but were unable to do so, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations or respond to competitive pressures.
We may make acquisitions that could harm our operating results, put a strain on our resources or cause dilution to our stockholders
We may decide that it would be in our best interests to make acquisitions to acquire new technologies, enhance or expand our solutions or for other reasons. Integrating newly acquired organizations and technologies into our company could be expensive, time-consuming and may strain our resources. In addition, we may lose current customers if any acquired companies have relationships with competitors of our users. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, any of which could harm our business and could cause the price of our common stock to decline.

If we are unable to safeguard the security and privacy of the confidential information of our customers, these customers may discontinue using our solutions
A significant barrier to the widespread adoption of e-commerce is the secure transmission of personally identifiable information of Internet users as well as other confidential information over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. We support encrypted communications protocols and encrypt certain information on our servers to protect user information during transactions, and we employ a security consulting firm that periodically tests our security measures. Despite these efforts, a party might be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches and, under certain contracts with customers, we would be liable for contractual damages due to security breaches.
If we are not able to increase recognition of the Neoforma brand name, our ability to attract users to our solutions could be limited
We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to continue to invest in marketing programs and initiatives to build the value of our brand. However, such marketing programs and initiatives may be expensive and may not achieve our desired goal of increasing the positive awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of our customers or revenue or offset the expenditures we incurred in increasing our name recognition.
If suppliers do not provide us with timely, accurate, complete and current information about their products or comply with government regulations, we may be exposed to liability or there may be a decrease in the adoption and use of our solutions
If suppliers do not provide us in a timely manner with accurate, complete and current information about the products they offer, promptly update this information when it changes and provide us with accurate and timely invoicing data, our databases will be less useful to hospitals. We cannot guarantee that the product information available from our solutions will always be accurate, complete and current, or that it will comply with governmental regulations. This could expose us to liability if incorrect information harms users of our services or results in decreased adoption and/or use of our solutions. We also rely on suppliers using our solutions to comply with all applicable governmental regulations, including packaging, labeling, hazardous materials, health and environmental regulations and licensing and record-keeping requirements. Any failure of our suppliers to comply with applicable regulations could expose us to civil or criminal liability or could damage our reputation.
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
The connectivity agreement that we have with GHX expires in late August 2005. Unless this agreement is extended, or we enter into a new agreement with GHX, we may have difficulty ensuring proper connectivity with certain of our supplier customers or we may have to expend resources re-connecting certain suppliers to Marketplace@Novation and supplier members of GHX may decline to do business with us
In 2004, we extended by one year a three-year connectivity agreement that we signed with GHX in 2001. This agreement expires in late August 2005 unless both GHX and we elect to extend it or we both decide to enter into a new agreement. Some of our supplier customers use GHX to connect to our hospital customers and, without an agreement with GHX, we may have to re-establish connectivity with those suppliers, which would cause us to expend resources, which might reduce our ability to provide timely service to certain hospital customers and temporarily reduce our ability to process and collect transaction data. Certain suppliers may not wish to re-establish connectivity with us, which would reduce our ability to service our hospital customers.
Additionally, certain suppliers who are also members of GHX may decide that they no longer wish to transact business with other parts of our business, which would hurt our revenue and growth prospects for those businesses.
If we are unable to protect our intellectual property, our competitors may gain access to our technology, which could harm our business
We regard our intellectual property as critical to our success. If we are unable to protect our intellectual property rights, our business could be harmed. We rely on trademark, copyright, patent and trade secret laws to protect our proprietary rights. We have registered several marks including NEOFORMA and associated logos. We have applied for patents regarding certain of our business processes, including our Success Tracker™ customer value product. Our trademark registration and patent applications may not be approved or granted, or, if granted, may be successfully challenged by others or invalidated through administrative process or litigation.

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
If suppliers that use our solutions do not provide timely and professional delivery of products to their hospital customers, hospitals may not continue using our solutions
Through certain of our solutions, suppliers are responsible for delivering the products they have sold to hospitals. Currently, the significant majority of these products are sold through Marketplace@Novation. If these suppliers fail to make delivery in a professional, safe and timely manner, then our solutions may not meet the expectations of hospitals, and our reputation and brand may be damaged. In addition, deliveries that are non-conforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our solutions.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. A hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by $65,000 annually.
The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2005	2006	2007	2008	2009
Cash equivalents and short-term investments:
Fixed rate short-term investments*	$6,150	$5,575	$3,088	—	—
Average interest rate	3.01%	3.10%	3.82%	—	—

*	Fixed rate short-term investments include auction rate securities with contractual maturities of generally 20 to 30 years. As the interest rate on the securities is reset periodically at short-term intervals established at the time of issuance, auction rate securities are priced and traded as short-term investments and are available for use during the normal operating cycle of the business.
ITEM 4. Controls and Procedures
(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q as of the end of the period covered by this quarterly report.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a)	Exhibits

10.1	Form of director option grant.

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005	NEOFORMA, INC.
	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer

INDEX TO EXHIBITS
10.1	Form of director option grant.

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.