Form 10-Q
period 2005-09-30
NEOFORMA INC
filed 2005-11-09
CIK 1096219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For The Transition Period From              To

Commission File No. 000-28715

NEOFORMA, INC.

(Exact name of the Registrant as Specified in its Charter)

Delaware	77-0424252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3061 Zanker Rd., San Jose, CA 95134

(408) 468-4000

(Address of principal executive offices and Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding on November 4, 2005 was 20,724,232.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEOFORMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$13,277	$25,529
Short-term investments	12,593	13,798
Accounts receivable, net of allowances of $208 and $246 as of December 31, 2004 and September 30, 2005, respectively	2,898	2,590
Related party accounts receivable	5,250	—
Prepaid expenses and other current assets	2,983	3,175

Total current assets	37,001	45,092
Property and equipment, net	11,501	10,340
Intangibles, net of amortization	1,434	1,013
Goodwill	1,652	1,652
Capitalized partnership costs, net of amortization	40,996	2,683
Restricted cash	1,020	1,020
Other assets	845	367

Total assets	$94,449	$62,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,994	$3,104
Accrued payroll	3,974	4,428
Other accrued liabilities	2,839	3,613
Deferred revenue	1,564	1,376

Total current liabilities	12,371	12,521
Deferred rent, less current portion	387	169
Deferred revenue, less current portion	326	214

Total liabilities	13,084	12,904

Stockholders’ equity:
Preferred stock, $0.001 par value per share:
Authorized: 5,000 shares, no shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	—	—
Common stock, $0.001 par value per share:
Authorized: 300,000 shares at December 31, 2004 and September 30, 2005 Issued and outstanding: 20,244 shares and 20,699 shares at December 31, 2004 and September 30, 2005, respectively	20	21
Additional paid-in capital	839,307	842,733
Notes receivable from stockholders	(225)	(206)
Deferred compensation	(3,775)	(2,653)
Unrealized loss on available for sale securities	(25)	(78)
Accumulated deficit	(753,937)	(790,554)

Total stockholders’ equity	81,365	49,263

Total liabilities and stockholders’ equity	$94,449	$62,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Related party revenue, net (see Note 3)	$—	$9,496	$—	$9,496
Non-related party revenue, net (see Note 3)	2,954	3,210	9,222	8,647

Total revenue	2,954	12,706	9,222	18,143

Operating expenses:
Cost of services	2,758	3,108	7,501	8,933
Operations	2,834	3,252	8,643	9,515
Product development	4,261	4,742	12,302	14,901
Selling and marketing	3,488	3,305	10,657	9,964
General and administrative	2,465	3,152	7,171	9,038
Amortization of intangible assets	147	127	441	421
Amortization of partnership costs (see Note 3)	1,651	—	4,792	1,630
Write-off of stockholder notes receivable	—	—	4,115	—
Impairment of capitalized software	—	284	—	284
Restructuring	—	—	—	767

Total operating expenses	17,604	17,970	55,622	55,453

Loss from operations	(14,650)	(5,264)	(46,400)	(37,310)
Other income/(expense):
Interest income	107	283	231	716
Interest expense	(2)	(2)	(5)	(6)
Other income/(expense)	7	—	8	(17)

Net loss	$(14,538)	$(4,983)	$(46,166)	$(36,617)

Net loss per share:
Basic and diluted	$(0.75)	$(0.25)	$(2.40)	$(1.85)

Weighted average shares—basic and diluted	19,361	19,916	19,263	19,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(46,166)	$(36,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	110	92
Accrued interest receivable on notes receivable from stockholders	(13)	(2)
Depreciation and amortization of property and equipment	3,811	5,629
Amortization of intangibles	441	421
Amortization of partnership costs classified as an operating expense (see Note 3)	4,792	1,630
Amortization of deferred compensation, net of reversals	2,798	3,165
Write-off of stockholder notes receivable	4,115	—
Impairment of capitalized software	—	284
Restructuring	—	767
Change in assets and liabilities:
Accounts receivable	527	216
Related party accounts receivable	—	5,250
Prepaid expenses and other current assets	164	(192)
Other assets	380	478
Accounts payable	(1,136)	(271)
Accrued payroll and other accrued liabilities	(538)	384
Deferred revenue	(922)	(300)
Deferred rent	(243)	(141)

Net cash used in operating activities	(31,880)	(19,207)

Cash flows from investing activities:
Purchases of short-term investments	(26,184)	(7,107)
Proceeds from the sales or maturities of short-term investments	20,324	5,849
Purchases of property and equipment	(2,155)	(2,334)
Capitalization of software development costs	(5,221)	(2,887)

Net cash used in investing activities	(13,236)	(6,479)

Cash flows from financing activities:
Amortization of partnership costs offset against related party revenue (see Note 3)	46,360	36,682
Cash received related to options exercised	716	274
Proceeds from the issuance of common stock under the employee stock purchase plan	1,090	961
Common stock repurchased, net of notes receivable issued to common stockholders	(177)	—
Collections of notes receivable from stockholders	274	21

Net cash provided by financing activities	48,263	37,938

Net increase in cash and cash equivalents	3,147	12,252
Cash and cash equivalents, beginning of period	9,981	13,277

Cash and cash equivalents, end of period	$13,128	$25,529

Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted stock to related parties	$3,145	$—

Reduction of deferred compensation resulting from employee terminations	$346	$400

Issuance of restricted stock to employees and officers	$6,697	$2,973

Reduction of amortization of deferred compensation due to capitalization of software development costs	$70	$150

Write-off of purchase option offset against non-related party revenue (see Note 3)	$—	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOFORMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

In October 2005, Neoforma, Inc. (the Company) entered into a definitive merger agreement with Global Healthcare Exchange, LLC (GHX) for GHX to acquire the Company. Unless otherwise indicated, the discussions in this document relate to the Company as a standalone entity and do not reflect the impact of the proposed merger with GHX. See Note 12 for further discussion of this proposed transaction.

The Company provides supply chain management solutions for the healthcare industry. The Company utilizes a combination of technology, information and services to help the participants in the healthcare supply chain, principally hospitals, group purchasing organizations (GPOs) and suppliers, reduce operational inefficiencies, lower costs and improve their financial health.

The Company serves more than 1,800 customers, including many of the nation’s leading hospitals and suppliers. The Company has a contractual relationship with Novation, LLC, VHA Inc., University HealthSystem Consortium (UHC) and Healthcare Purchasing Partners International, LLC (HPPI), under which these organizations have agreed to use the Company as their exclusive e-commerce provider for supply chain management. Novation is the supply chain management company for VHA, an alliance of not-for profit hospitals, health systems and their affiliates, and UHC, an alliance of academic medical centers and associate members. The Company currently generates a significant majority of its business through its relationships with Novation, VHA and UHC. As of September 30, 2005, VHA and UHC beneficially owned 41.6% and 10.3%, respectively, of the Company’s outstanding common stock.

Since inception, the Company has incurred significant losses and, as of September 30, 2005, it had an accumulated deficit of $790.6 million. The Company’s future long-term capital needs will depend significantly on the rate of growth of its business, the timing of its expanded service offerings, the success of these service offerings once they are launched and the Company’s ability to adjust its operating expenses to an appropriate level based on its revenue. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. The Company believes that its available funds, consisting of cash, cash equivalents and short-term investments, combined with those funds it expects to generate from operations in the next 12 months, will be sufficient to meet the Company’s anticipated needs for working capital and capital expenditures through at least the next 12 months. However, if available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain a line of credit, curtail expansion of its services, including reductions in its staffing levels and related expenses, or potentially liquidate selected assets. The Company cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

2. RECLASSIFICATIONS

The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days, from cash and cash equivalents to short-term, available for sale investments. This resulted in an increase of $7.0 million to cash used in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 to conform to the 2005 presentation.

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

Related Party Revenue

In July 2000, the Company issued equity consideration to VHA and UHC in connection with the outsourcing and operating agreement (Outsourcing Agreement) originally entered into on May 24, 2000, and as amended from time to time (see Note 10). The Company capitalized this consideration when measurement dates occurred. The final measurement date occurred during the quarter ended March 31, 2004. The portion of the consideration that was capitalized at the time of issuance was amortized over the five-year estimated useful life of the Outsourcing Agreement. The remaining consideration, which was capitalized as earned, is being amortized over the initial term of the agreements that resulted in the consideration being earned, typically two to three years. As a result of the application of EITF No. 01-9, the Company has classified amortization associated with this equity consideration as an offset against gross related party revenue from those parties. This treatment results in non-cash amortization of partnership costs being offset against gross related party revenue up to the lesser of gross related party revenue or amortization of partnership costs in any period. Any amortization of partnership costs in excess of gross related party revenue in any period is classified as an operating expense.

The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s related party revenue and amortization of partnership costs reported as an operating expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Gross related party revenue	$15,423	$15,370	$46,360	$46,178
Offset of amortization of partnership costs	(15,423)	(5,874)	(46,360)	(36,682)

Total related party revenue, net	$—	$9,496	$—	$9,496

Amortization of Partnership Costs:
Amortization of partnership costs	$17,074	$5,874	$51,152	$38,312
Offset to gross related party revenue	(15,423)	(5,874)	(46,360)	(36,682)

Total amortization of partnership costs reported as an operating expense	$1,651	$—	$4,792	$1,630

The amortization of partnership costs reported as an operating expense is reflected as an adjustment to reconcile net loss to cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Under EITF No. 01-9, the Company accounts for the fees paid by Novation under the terms of the Outsourcing Agreement, as amended, as if they were payments made for the equity consideration provided to VHA and UHC, as opposed to payments for services. As a result, the amortization of partnership costs that is offset against gross related party revenue is reported as a cash flow from financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Non-Related Party Revenue

In March 2005, the Company entered into, and subsequently amended, a Strategic Sales and Marketing Agreement with Ideal Systems, Inc. (Ideal). Under the terms of this agreement, the Company acts as a sales agent for the sale of Ideal’s products and services and, in exchange for such sales support, the Company receives a commission on completed sales transactions. During the three and nine months ended September 30, 2005, the Company earned $140,000 under this agreement, which is included in gross non-related party revenue for the quarter.

In September 2005, the Company entered into an agreement which gives the Company the exclusive right, through March 2006, to acquire Ideal for $500,000 (Purchase Option). In consideration for this Purchase Option, the Company paid Ideal $140,000 to be used to fund their ongoing operations. The Company recorded the Purchase Option as an intangible asset in the amount of $140,000, but determined that the Purchase Option should be written off immediately given that the fair value of the intangible asset was impaired. The Company also concluded that the consideration paid for the Purchase Option described above should be accounted for in accordance with EITF No. 01-9, as the Company acts as a reseller of Ideal’s products and services. Given the uncertainty regarding any future revenue to be generated from the relationship with Ideal, the Company offset the write-off of the Purchase Option against the full amount of revenue recognized during the three months ended September 30, 2005. This offset had no impact on the Company’s cash flow from operations or net loss for the three and nine months ended September 30, 2005.

The following table summarizes the impact that the application of EITF No. 01-9 had on the Company’s non-related party revenue and write-off of purchase option (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Gross non-related party revenue	$2,954	$3,350	$9,222	$8,787
Write-off of purchase option offset against non-related party revenue	—	(140)	—	(140)

Total non-related party revenue, net	$2,954	$3,210	$9,222	$8,647

Write-off of purchase option:
Write-off of purchase option	$—	$140	$—	$140
Write-off of purchase option offset against non-related party revenue	—	(140)	—	(140)

Total write-off of purchase option reported as an operating expense	$—	$—	$—	$—

Revenue by Customer Category

The Company’s principal sources of revenue, by customer category, are (i) healthcare providers and GPOs, (ii) suppliers and (iii) other. Healthcare provider and GPO revenue primarily consists of revenue from hospitals and from GPOs, including from Novation under the Outsourcing Agreement, as amended. Supplier revenue includes revenue from both manufacturers and distributors. Other revenue consists of all revenue from entities other than healthcare providers, GPOs and suppliers, including the software license revenue that was generated by the Company’s August 2001 agreement with GHX, which was fully recognized as of the third quarter of 2004, as well as revenue generated under agreements whereby the Company is entitled to a share of revenue generated by those entities. Revenue by customer category was as follows (in thousands, except percentage amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Provider and GPO revenue	$510	$10,520	$1,671	$11,692
Supplier revenue	2,301	2,178	6,826	6,425
Other revenue	143	8	725	26

Total	$2,954	$12,706	$9,222	$18,143

Percentage of Total Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Provider and GPO revenue	17.3%	82.8%	18.1%	64.5%
Supplier revenue	77.9	17.1	74.0	35.4
Other revenue	4.8	0.1	7.9	0.1

Total	100.0%	100.0%	100.0%	100.0%

Major Customers

One customer accounted for 13.2% of our total revenue during the three months ended September 30, 2004. No customer accounted for greater than 10% of our total revenue during the three months ended September 30, 2005 or the nine months ended September 30, 2004 or 2005.

4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effect of any potentially dilutive securities is excluded, as the securities are anti-dilutive due to the Company’s net losses in each of these periods. The total number of weighted average common stock equivalents, consisting of options, warrants and unvested restricted stock, that was excluded from the diluted loss per share calculation was 798,000, 1.1 million, 874,000 and 1.1 million shares for the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss	$(14,538)	$(4,983)	$(46,166)	$(36,617)

Basic and diluted:
Weighted average shares of common stock outstanding	19,965	20,679	19,768	20,535
Less: Weighted average shares of unvested restricted common stock outstanding	(604)	(763)	(505)	(764)

Weighted average shares used in computing basic and diluted net loss per share	19,361	19,916	19,263	19,771

Basic and diluted net loss per share	$(0.75)	$(0.25)	$(2.40)	$(1.85)

5. STOCK-BASED COMPENSATION

As of September 30, 2005, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company calculated the fair value of each option grant and stock purchase right on the dates of grant using the Black-Scholes option-pricing model as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Risk-free interest rate range	1.2%-6.2%	1.2%-5.5%	1.2%-6.7%	1.2%-5.5%
Expected lives (in years)—options	5.0	5.0	5.0	5.0
Expected lives (in years)—employee stock purchase plan	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Volatility range	70%-90%	75%-90%	70%-90%	75%-90%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss as reported	$(14,538)	$(4,983)	$(46,166)	$(36,617)
Add: Stock-based compensation expense included in reported net loss, net of tax	1,135	970	2,801	3,165
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,979)	(1,716)	(9,211)	(5,948)

Net loss, pro forma	$(16,382)	$(5,729)	$(52,576)	$(39,400)

Net loss per share, as reported	$(0.75)	$(0.25)	$(2.40)	$(1.85)

Net loss per share, pro forma	$(0.85)	$(0.29)	$(2.73)	$(1.99)

Restricted Stock

In connection with the award of restricted stock to officers and other employees, the Company records deferred compensation representing the fair value of the underlying common stock at the dates of grant. The restrictions on these stock grants typically lapse over a two-year period from the date of grant, with the restrictions on one-half of the shares lapsing one year from the date of grant and the restrictions on the remaining one-half of the shares lapsing two years from the date of grant, provided that the grant recipients are employed continuously with the Company through the vesting dates. The deferred compensation amounts are presented as a reduction of stockholders’ equity and are being amortized over the periods from the date of grant through the vesting date on an accelerated basis. Amortization of deferred compensation is reversed for any amounts recognized on shares of restricted stock that do not vest due to employee terminations or employee attrition.

During the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, the Company recorded deferred compensation of $49,000, $88,000, $6.7 million and $3.0 million, respectively, representing the fair value of the underlying common stock at the dates of grant. The restrictions on the stock underlying these grants lapse on various dates through August 2007. During the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, the Company recorded $158,000, $115,000, $346,000 and $400,000, respectively, in reductions of the deferred compensation as a result of employee terminations or attrition and the resulting forfeiture of restricted stock and $1.2 million, $1.1 million, $3.0 million and $3.7 million, respectively, in gross amortization of deferred compensation related to these shares.

6. PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to four years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the lease terms or the useful lives of the improvements. Purchased software is capitalized at cost when purchased and amortized over the license period commencing once the software is placed in service. Direct costs to place purchased software into service are capitalized as part of the asset. In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop software for use in operations are capitalized. Such costs, incurred during the application development stage, include external direct costs of materials and services and internal direct payroll and payroll-related costs. During 2004 and the nine months ended September 30, 2005, capitalized software development costs related to new functionality for the Company’s solutions offered to its customers. During the three months ended September 30, 2005, the Company determined that certain internal use software developed for Marketplace@Novation®, Novation’s e-commerce marketplace, would not be placed into service and, as such, it had no future realizable value. As a result, the Company recorded an impairment of capitalized software of $284,000. Repairs and maintenance costs are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

As of December 31, 2004 and September 30, 2005, property and equipment consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Computer and equipment	$15,761	$15,483
Software	22,144	21,902
Capitalized software development costs	5,754	8,506
Furniture and fixtures	1,729	1,796
Leasehold improvements	2,393	2,405

	47,781	50,092
Accumulated depreciation and amortization	(36,280)	(39,752)

Property and equipment, net	$11,501	$10,340

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

As of September 30, 2005, the Company had $206,000 of outstanding principal and interest on several remaining notes receivable from current and former employees of the Company. The Company intends to pursue collection on stockholder notes receivable that have become due.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. As a result of the Securities and Exchange Commission’s (SEC) April 2005 deferral of the effective date of this rule for public companies, the statement will be effective for the Company beginning January 1, 2006 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. As of the effective date, application of this statement will be through a modified version of prospective application, and compensation cost will be recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the effective date, the Company can elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

10. RELATED PARTY TRANSACTIONS

In May 2000, the Company entered into a 10-year strategic Outsourcing Agreement with VHA, UHC, Novation and HPPI. Under the Outsourcing Agreement, the Company agreed to build and provide specific functionality to

Marketplace@Novation. Novation agreed to act as the Company’s exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

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

The parties have amended and restated the Outsourcing Agreement from time to time. Under the current version of the Outsourcing Agreement (the Fourth Amended Agreement), effective August 2003:

•	The Company and Novation agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by the Company’s connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	The payments Novation is required to make under the fee level provision are subject to quarterly maximums. The Company is generating sufficient marketplace volume to earn the quarterly maximum payments. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	The Company agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered;

•	Novation’s rights to view data from any customer are restricted to data from Novation and HPPI-sponsored marketplaces only;

•	The Company has primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation; and

•	The Company must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

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

In April 2005, VHA and UHC indicated, in amendments to their respective Statements on Schedule 13D filed with the SEC, their intent to support the Company’s evaluation of strategic alternatives, including a possible sale or merger of the Company, and sell their ownership interests in the Company in a transaction on terms, and with a third party, acceptable to them. They indicated that such support would be conditioned upon Novation renegotiating the Fourth Amended Agreement in the context of a sale or merger transaction. VHA and UHC also indicated that, based upon the advice of their consultant, they believed a market competitive price of the services provided by the Company under the Fourth Amended Agreement should be significantly less than the current fee paid by Novation to the Company. The Company, however, believes its current fee from Novation is reasonable and market competitive based upon the terms and conditions of the Outsourcing Agreement and the services it has provided and is currently providing. No party has currently invoked the benchmarking provision under Section 8.5 of the Fourth Amended Agreement or requested an amendment of the Fourth Amended Agreement fees.

Subsequent to the Company’s October 2005 announcement of its proposed merger with GHX, VHA and UHC each filed amendments to their Statements on Schedule 13D. These amendments stated, among other things, that (i) VHA and UHC have agreed to vote their shares in favor of the Company’s proposed merger with GHX and (ii) VHA, UHC, Novation and HPPI have entered into a new outsourcing agreement with GHX, but not with the Company, that will only become effective upon the successful close of the merger between the Company and GHX. The current Fourth Amended Agreement will be terminated and replaced by this new outsourcing agreement between VHA, UHC, Novation and HPPI and GHX only upon a successful close of the merger transaction between the Company and GHX. See Note 12 for further discussion of the proposed merger with GHX.

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

On November 7, 2005, a lawsuit was brought against the Company, its directors, and VHA and UHC, by Robert Carlson, individually and on behalf of all others similarly situated, in the Court of Chancery of the State of Delaware in and for the New Castle County, civil action no. 1766-N, requesting, among other things, to enjoin the proposed merger transaction with GHX, as well as class action status for the action, an order for the individual defendants to carry out their fiduciary duties, and an accounting for damages suffered and to be suffered. The Company intends to vigorously defend this action.

On November 7, 2005, a lawsuit was brought against the Company, its directors, and VHA and UHC, by Xiang J. Thao, individually and on behalf of all others similarly situated, in the Court of Chancery of the State of Delaware in and for the New Castle County, civil action no. 1767-N, requesting, among other things, to enjoin the proposed merger transaction with GHX, as well as class action status for the action, an order for the individual defendants to carry out their fiduciary duties, and an accounting for damages suffered and to be suffered. The Company intends to vigorously defend this action.

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

12. PROPOSED MERGER WITH GLOBAL HEALTHCARE EXCHANGE

In October 2005, the Company entered into a definitive merger agreement with GHX for GHX to acquire the Company. This transaction is subject to certain closing conditions, including (i) approval by both (a) a majority of the voting power of the shares of the Company’s common stock outstanding and (b) a majority of the voting power of the shares of the Company’s common stock voting on the transaction that are not beneficially owned by VHA, UHC or their respective affiliates, (ii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) GHX’s receipt of anticipated debt financing.

Upon the closing of the merger:

•	each issued and outstanding share of the Company’s common stock (including shares of restricted common stock whose vesting will accelerate upon the closing of the merger, as discussed below), other than certain shares held by VHA and UHC, will be converted into a right to receive $10.00 in cash, without interest;

•	VHA and UHC collectively will receive $10 per share in cash for 2.5 million of the 10.7 million shares of the Company’s common stock held by them, and exchange their remaining shares for a 14.5% equity ownership position in GHX;

•	all of the Company’s outstanding stock options and shares of restricted stock, to the extent not vested, will accelerate in full; and

•	each outstanding stock option will be terminated and converted into a right to receive a cash payment equal to the product of (i) the amount, if any, that $10.00 exceeds the exercise price per share of such option, multiplied by (ii) the number of shares underlying such option.

Separately, VHA, UHC, Novation and HPPI have entered into a new outsourcing agreement with GHX, but not with the Company, that will only become effective upon the successful close of the merger between the Company and GHX. The current Fourth Amended Agreement will be terminated and replaced by this new outsourcing agreement between VHA, UHC, Novation and HPPI and GHX only upon a successful close of the merger transaction between the Company and GHX.

The Company currently expects the transaction to close in early 2006, although there can be no assurances that it will close. Under terms specified in the merger agreement, Neoforma or GHX may terminate the agreement, and, as a result, either Neoforma or GHX may be required to pay a $4.375 million termination fee to the other party under certain circumstances. For more information about the proposed transaction, refer to the Current Report on Form 8-K filed by the Company on October 12, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains statements that involve expectations, plans or intentions (such as those relating to our proposed merger with Global Healthcare Exchange, future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Operating Results” below, as well as our Condensed Consolidated Financial Statements, related notes and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or SEC. We assume no obligation to update any forward-looking statements.

Proposed Merger With Global Healthcare Exchange

In October 2005, we entered into a definitive merger agreement with Global Healthcare Exchange, LLC, or GHX, for GHX to acquire us. This transaction is subject to certain closing conditions, including (i) approval by both (a) a majority of the voting power of the shares of our common stock outstanding and (b) a majority of the voting power of the shares of our common stock voting on the transaction that are not beneficially owned by VHA Inc., University HealthSystem Consortium, or UHC, or their respective affiliates, (ii) the termination or expiration of the waiting period under The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and (iii) GHX’s receipt of anticipated debt financing.

Upon the closing of the merger:

•	each issued and outstanding share of our common stock (including shares of restricted common stock whose vesting will accelerate upon the closing of the merger, as discussed below), other than certain shares held by VHA and UHC, will be converted into a right to receive $10.00 in cash, without interest;

•	VHA and UHC collectively will receive $10 per share in cash for 2.5 million of the 10.7 million shares of our common stock held by them, and exchange their remaining shares for a 14.5% equity ownership position in GHX;

•	all of our outstanding stock options and shares of restricted stock, to the extent not vested, will accelerate in full; and

•	each outstanding stock option will be terminated and converted into a right to receive a cash payment equal to the product of (i) the amount, if any, that $10.00 exceeds the exercise price per share of such option, multiplied by (ii) the number of shares underlying such option.

•	each outstanding and unexercised option to purchase shares of our common stock with an exercise price equal to or greater than $10.00 per share will be cancelled and no consideration will be paid for such options.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section is intended to help the reader understand our historical results and anticipated outlook prior to the close of the proposed merger. We currently expect the transaction to close in early 2006, although we cannot assure you that it will close. Under terms specified in the merger agreement, Neoforma or GHX may terminate the agreement and, as a result, either Neoforma or GHX may be required to pay a $4.375 million termination fee to the other party under certain circumstances. Unless otherwise indicated, the discussions in this document relate to Neoforma as a standalone entity and do not reflect the impact of the proposed merger with GHX. For more information about the proposed transaction, refer to the Current Report on Form 8-K filed by Neoforma on October 12, 2005. We intend to file a proxy statement with the SEC that, when final, will detail a meeting of our stockholders to enable our stockholders to vote to adopt the merger agreement. The proxy statement will be sent to all our stockholders and will contain important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this proxy statement when available.

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

Strategic Relationships

VHA, UHC, and Novation

In May 2000, we entered into an exclusive 10-year outsourcing and operating agreement, or the Outsourcing Agreement, with Novation, LLC, VHA, UHC and Healthcare Purchasing Partners International, LLC, or HPPI. Under the Outsourcing Agreement, we agreed to build and provide specific functionality to Marketplace@Novation®, Novation’s e-commerce marketplace. Novation agreed to act as our exclusive agent to negotiate agreements with suppliers to offer their equipment, products, supplies and services through marketplaces sponsored by Novation or HPPI, including Marketplace@Novation. VHA, UHC, HPPI and Novation each agreed not to develop or promote any other Internet-based exchange for the acquisition or disposal of products, supplies, equipment or services by healthcare provider organizations.

In July 2000, in connection with the Outsourcing Agreement, we issued to VHA and UHC shares of our common stock and performance-based warrants, which warrants, to the extent not exercised, were subsequently exchanged for restricted stock. VHA and UHC earned all of the restricted stock over a four-year period by meeting specified performance targets based upon the historical purchasing volume of VHA and UHC member healthcare organizations that signed up to use Marketplace@Novation. If the performance targets had not been met, VHA’s and UHC’s restricted shares would have been subject to forfeiture. As of September 30, 2005, VHA and UHC beneficially owned 41.6% and 10.3%, respectively, of our outstanding common stock.

The parties have amended and restated the Outsourcing Agreement from time to time. Under the current agreement, the Fourth Amended and Restated Outsourcing and Operating Agreement, or Fourth Amended Agreement, effective August 2003:

•	We and Novation agreed to a fee level that is based on the percentage of marketplace volume, including supply chain data captured for Marketplace@Novation user purchases but not facilitated by our connectivity solution, as well as gross transaction volume. This fee level is determined based on a tiered fee structure under which the incremental fee per dollar of marketplace volume decreases as the marketplace volume increases;

•	The payments Novation is required to make under the fee level provision are subject to quarterly maximums. We are generating sufficient marketplace volume to earn the quarterly maximum payments. Beginning in the first quarter of fiscal 2004, the quarterly maximum payment became $15.3 million in each quarter through the expiration of the initial term of the Fourth Amended Agreement in March 2010. Under previous versions of the Outsourcing Agreement, the quarterly maximums were dependent on several factors, including revenue generated by Novation;

•	We agreed to share revenue with Novation in certain instances, including revenue related to the distribution or licensing of software and other technology solutions. To date, no such revenue sharing has been triggered and we do not expect to share any revenue in the foreseeable future;

•	Novation’s rights to view data from any customer are restricted to data from Novation- and HPPI-sponsored marketplaces only;

•	We have primary responsibility for recruiting, contracting and managing relationships with suppliers regarding their use of supply chain solutions through Marketplace@Novation and sole responsibility for generating revenue from those suppliers; and

•	We must continue to meet detailed service level and functionality requirements, including new and enhanced functionality, for Marketplace@Novation.

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

In late January 2005, we announced that, in connection with our decision to evaluate strategic alternatives, Novation and we each had engaged independent consultants to assess the technology, information, services and pricing we provide to Novation, VHA, UHC and their member hospitals under the Fourth Amended Agreement. At that time, Novation advised us that its assessment could result in a formal request to reduce the quarterly maximum payment under the Fourth Amended Agreement.

In April 2005, VHA and UHC indicated, in amendments to their respective Statements on Schedule 13D filed with the SEC, their intent to support our evaluation of strategic alternatives, including a possible sale or merger of Neoforma, and sell their ownership interests in Neoforma in a transaction on terms, and with a third party, acceptable to them. They indicated that such support would be conditioned upon Novation renegotiating the Fourth Amended Agreement in the context of a sale or merger transaction. VHA and UHC also indicated that, based upon the advice of their consultant, they believed a market competitive price of the services provided by us under the Fourth Amended Agreement should be significantly less than the current fee paid by Novation to us. We, however, believes the current fee paid by Novation to us is reasonable and market competitive based upon the terms and conditions of the Outsourcing Agreement and the services we have provided and are currently providing. No party has currently invoked the benchmarking provision under Section 8.5 of the Fourth Amended Agreement or requested an amendment of the Fourth Amended Agreement fees.

Subsequent to our October 2005 announcement of our proposed merger with GHX, VHA and UHC each filed amendments to their Statements on Schedule 13D. These amendments stated, among other things, that (i) VHA and UHC have agreed to vote their shares in favor of our proposed merger with GHX and (ii) VHA, UHC, Novation and HPPI have entered into a new outsourcing agreement with GHX, but not with us, that will only become effective upon the successful close of the merger. The current Fourth Amended Agreement will be terminated and replaced by this new outsourcing agreement between VHA, UHC, Novation and HPPI and GHX only upon a successful close of the merger transaction between us and GHX. See Note 12 to the Notes to the Condensed Consolidated Financial Statements for further discussion of the proposed merger with GHX.

Consorta

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

Other Matters

Since inception, we have incurred significant losses, and, as of September 30, 2005, we had an accumulated deficit of $790.6 million. We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for supply chain management solutions for the healthcare industry. To address these risks, we must, among other things, expand our customer base, diversify our sources of revenue, enter into new strategic alliances, increase the functionality of our solutions, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in addressing these risks, and our failure to do so could seriously harm our business.

Results of Operations

Overview

We generate the substantial majority of our fees in connection with our relationship with Novation, VHA, UHC and their member hospitals. However, as a result of the application of Emerging Issues Task Force Abstract, or EITF, No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” our total revenue historically has not reflected and currently does not fully reflect the importance of, and the fees generated from, this relationship. In the three and nine months ended September 30, 2004, we offset 100% of the fees we generated from Novation and its hospitals and the resultant gross related party revenue (see Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9). In the three and nine months ended September 30, 2005, we offset 38% and 79%, respectively, of gross related party revenue. It is important to consider our gross related party revenue when evaluating our business.

Total revenue for the three months ended September 30, 2004 and 2005, and the nine months ended September 30,

2004 and 2005 was $3.0 million, $12.7 million, $9.2 million and $18.1 million, respectively. Net related party revenue for the three and nine months ended September 30, 2005 increased to $9.5 million from $0 from both the three and nine months ended September 30, 2004 because gross related party revenue was not fully offset by amortization of partnership costs during the three and nine months ended September 30, 2005. In 2004, our total revenue consisted entirely of non-related party revenue because we offset 100% of our gross related party revenue.

In late July 2005, the significant majority of the capitalized partnership costs resulting from the equity consideration we issued to VHA and UHC were fully amortized. As a result, gross amortization of partnership costs in the third quarter of 2005 was significantly lower than in prior periods and, because of the reduced offset, net related party revenue increased significantly. In the first half of 2005, gross amortization of partnership costs was $32.4 million, of which $30.8 million was offset against related party revenue, fully eliminating related party revenue. In the third quarter of 2005, gross amortization of partnership costs was $5.8 million, all of which was offset against $15.4 million in gross related party revenue, resulting in $9.5 million in net related party revenue. In the fourth quarter of 2005, gross amortization of partnership costs is expected to be $775,000. Based on the current quarterly maximum payment from Novation of $15.3 million, this reduced offset will result in significant growth in related party revenue and total revenue in the fourth quarter and second half of 2005 as compared to prior periods.

Net non-related party revenue for the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, was $3.0 million, $3.2 million, $9.2 million and $8.6 million, respectively. For the three months ended September 30, 2005 as compared to the same period in 2004, net non-related party revenue increased primarily as a result of increases in revenue from Neoforma DMS and HPIS Market Intelligence, which were partially offset by a decrease in revenue from Neoforma Pharmaceutical Market Intelligence and a decrease in revenue related to a $3.5 million technology license sale to GHX in 2001. The decrease in Neoforma Pharmaceutical Market Intelligence revenue was primarily attributable to the cancellation by a pharmaceutical manufacturer of a large pharmaceutical market intelligence contract in the second half of 2004 due to its cancellation of its underlying GPO contract with Novation. This cancellation resulted in less revenue from this customer in 2005 as compared to 2004. With regard to the license revenue from GHX, we had been recognizing this revenue ratably over the three-year term of the related operating agreement. Since the inception of our initial agreement with GHX in August 2001, ratable recognition of this technology license revenue had accounted for $282,000 of revenue on a quarterly basis. In August 2004, this license revenue was fully recognized. As a result, we recognized $141,000 and $704,000 in revenue in the three and nine months ended September 30, 2004, respectively, and no revenue in the three and nine months ended September 30, 2005 related to this license sale. For the nine months ended September 30, 2005 as compared to the same period in the prior year, net non-related party revenue decreased primarily as a result of the previously discussed declines in revenue from Neoforma Pharmaceutical Market Intelligence and the license sale to GHX, as well as a decrease in revenue related to Neoforma MMS for providers and suppliers. These decreases were partially offset by increases in revenue from Neoforma DMS and HPIS Market Intelligence.

Our quarterly non-related party revenue has fluctuated as a result of the size and timing of the completion of Neoforma DMS projects and the relative immaturity of certain of our offerings. We expect this trend to continue for certain of our non-related party revenue streams and, potentially, for total non-related party revenue. In addition, we expect the announcement of our proposed merger with GHX to result in some operational and financial uncertainty.

Our total operating expenses for the nine months ended September 30, 2005 were approximately equal to the total operating expenses for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, we wrote off $4.1 million in stockholder notes receivable and, for the nine months ended September 30, 2005, we incurred a $767,000 restructuring charge and a $284,000 impairment of capitalized software. The net impact of these items resulted in a $3.1 million decrease in total operating expenses during the nine months ended September 30, 2005 as compared to the same period in 2004. In addition, amortization of partnership costs reported as an operating expense in the nine months ended September 30, 2005 decreased by $3.2 million as compared to the nine months ended September 30, 2004 and, as a result, the aggregate impact of these above items collectively resulted in a decrease of $6.2 million for the nine months ended September 30, 2005, as compared to the same period in 2004. In the nine months ended September 30, 2005, as compared to the same period in the prior year, this net decrease was partially offset by a $2.3 million decrease in software development costs capitalized and a $1.8 million increase in depreciation and amortization of property and equipment. The net decrease in operating expenses was further offset by increases in most of our other operating expense categories due to costs associated with our evaluation of strategic alternatives, which resulted in the proposed merger with GHX, as well as by investments in our operations to grow our non-related party revenue and to enhance the functionality related to Marketplace@Novation. For the three and nine months ended September 30, 2005, we incurred approximately $558,000 and $850,000 in expenses, respectively, for third-party services associated with our evaluation of strategic alternatives.

Our total operating expenses will continue to be impacted by the amount of capitalized software developments costs in each quarter. In addition, we expect that our general and administrative expenses will continue to be impacted by the significant costs we expect to continue to incur associated with our pending merger with GHX. As discussed above, we also expect a significant decrease in the gross amortization of partnership costs, which, based on the current quarterly maximum payment from Novation, will result in the elimination of amortization of partnership costs classified as an operating expense and will have a positive impact on our revenue, operating expenses and cash flows from operating activities.

	Three Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$9,496	*
Non-related party revenue, net	2,954	3,210	9%

Total revenue	2,954	12,706	330%

Operating expenses:
Cost of services	2,758	3,108	13%
Operations	2,834	3,252	15%
Product development	4,261	4,742	11%
Selling and marketing	3,488	3,305	(5)%
General and administrative	2,465	3,152	28%
Amortization of intangibles	147	127	(14)%
Amortization of partnership costs	1,651	—	(100)%
Impairment of capitalized software	—	284	*

Total operating expenses	17,604	17,970	2%

Loss from operations	(14,650)	(5,264)	(64)%
Other income (expense):
Interest income	107	283	164%
Interest expense	(2)	(2)	—
Other income	7	—	(100)%

Net loss	$(14,538)	$(4,983)	(66)%

Net loss per share:
Basic and diluted	$(0.75)	$(0.25)	(67)%

Weighted average shares—basic and diluted	19,361	19,916	3%

	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005
	(in thousands, except per share data)
Revenue:
Related party revenue, net	$—	$9,496	*
Non-related party revenue, net	9,222	8,647	(6)%

Total revenue	9,222	18,143	97%

Operating expenses:
Cost of services	7,501	8,933	19%
Operations	8,643	9,515	10%
Product development	12,302	14,901	21%
Selling and marketing	10,657	9,964	(7)%
General and administrative	7,171	9,038	26%
Amortization of intangibles	441	421	(5)%
Amortization of partnership costs	4,792	1,630	(66)%
Write-off of stockholder notes receivable	4,115	—	(100)%
Impairment of capitalized software	—	284	*
Restructuring	—	767	*

Total operating expenses	55,622	55,453	—

Loss from operations	(46,400)	(37,310)	(20)%
Other income (expense):
Interest income	231	716	210%
Interest expense	(5)	(6)	20%
Other income (expense)	8	(17)	*

Net loss	$(46,166)	$(36,617)	(21)%

Net loss per share:
Basic and diluted	$(2.40)	$(1.85)	(23)%

Weighted average shares—basic and diluted	19,263	19,771	3%

*	Cannot be expressed as a percentage

Three and Nine Months Ended September 30, 2004 as Compared to the Three and Nine Months Ended September 30, 2005

Revenue

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
	(in thousands)			(in thousands)
Related party revenue, net	$—	$9,496	*	$—	$9,496	*
Non-related party revenue, net	2,954	3,210	9%	9,222	8,647	(6)%

Total	$2,954	$12,706	330%	$9,222	$18,143	97%

Related Party Revenue. Gross related party revenue consists of fees paid by Novation under the fee level provisions of the Outsourcing Agreement, as amended, and hospital implementation fees earned by us when VHA and UHC member hospitals that have contracted with us are first connected to Marketplace@Novation. As a result of the adoption of EITF No. 01-9, amortization of partnership costs resulting from the equity consideration issued to VHA and UHC is classified as an offset against gross related party revenue, as opposed to being classified as an operating expense, up to the lesser of such gross related party revenue or gross amortization of partnership costs in any given period. Net related party revenue is the amount remaining, if any, after the offset of gross amortization of partnership costs against gross related party revenue. In the three and nine months ended September 30, 2004, gross related party revenue was $15.4 million and $46.4 million, respectively, and was less than the gross amortization of partnership costs in each period. As a result, there was no net related party revenue reported in either of these periods. In the three and nine months ended September 30, 2005, gross related party revenue was $15.4 million and $46.2 million, respectively, and was greater than the gross amortization of partnership costs in each period, resulting in net related party revenue of $9.5 million in both periods. See Note 3 to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the application of EITF No. 01-9.

During the remaining term of the Fourth Amended Agreement, the quarterly maximums on the fees we may earn from Novation currently total $15.3 million per quarter and $61.0 million per year. Going forward, we expect our gross related party revenue will continue to be in excess of amortization of partnership costs, and therefore will not be fully offset by amortization of partnership costs. This expectation is based on the decline in gross amortization of partnership costs due to the expiration in late July 2005 of the amortization of the capitalized partnership costs resulting from the initial equity provided to VHA and UHC. This amortization represented the significant majority of our historical gross amortization of partnership costs. Based on the expiration of this component of the amortization, gross amortization of partnership costs in the third quarter of 2005 was, and in future periods is expected to be, significantly lower than in prior periods. In the first half of 2005, gross amortization of partnership costs was $32.4 million, of which $30.8 million was offset against related party revenue. In the third quarter of 2005, gross amortization of partnership costs was $5.8 million, all of which was offset against $15.4 million in gross related party revenue, resulting in $9.5 million in net related party revenue. In the fourth quarter of 2005, gross amortization of partnership costs is expected to be $775,000. Based on the current quarterly maximum payment from Novation of $15.3 million, this reduced offset will result in significant growth in related party revenue and total revenue in the fourth quarter and second half of 2005 as compared to prior periods.

Non-related Party Revenue. Non-related party revenue includes revenue earned from non-related party healthcare providers, GPOs and suppliers, including revenue from solutions sold to VHA and UHC member hospitals outside the scope of the Fourth Amended Agreement or previous versions of the agreement. The increase in non-related party revenue in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to an increase in our non-related party revenue from providers and GPOs, which was partially offset by decreases in non-related party revenue from suppliers and other revenue. The decrease in non-related party revenue in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily due to decreases in our non-related party revenue from suppliers and other revenue, which was partially offset by an increase in non-related party revenue from providers and GPOs. Non-related party revenue by customer category was as follows:

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
	(in thousands)			(in thousands)
Non-related party revenue, net:
Provider and GPO revenue	$510	$1,024	101%	$1,671	$2,196	31%
Supplier revenue	2,301	2,178	(5)%	6,826	6,425	(6)%
Other revenue	143	8	(94)%	725	26	(96)%

Total	$2,954	$3,210	9%	$9,222	$8,647	(6)%

The increase in non-related party revenue from providers and GPOs during the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, was primarily due to an increase in Neoforma DMS revenue, which was partially offset by a decrease in Neoforma MMS revenue.

The decrease in non-related party revenue from suppliers during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, was primarily due to decreases in revenue related to Neoforma Pharmaceutical Market Intelligence, for reasons discussed above in “Results of Operations – Overview,” and Neoforma MMS. These decreases were partially offset by an increase in revenue related to HPIS Market Intelligence.

The decrease in other non-related party revenue during the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, was primarily due to the decrease in revenue related to the $3.5 million technology sale to GHX in August 2001, for reasons discussed above in “Results of Operations – Overview.”

In March 2005, we entered into, and subsequently amended, a Strategic Sales and Marketing Agreement with Ideal Systems, Inc. Under the terms of this agreement, we act as a sales agent for the sale of Ideal’s products and services and, in exchange for such sales support, we receive a commission on completed sales transactions. During the three and nine months ended September 30, 2005, we earned $140,000 under this agreement, which is included in gross non-related party revenue for the quarter.

In September 2005, we entered into an agreement which gives us the exclusive right, through March 2006, to acquire Ideal for $500,000. In consideration for this right, or Purchase Option, we paid Ideal $140,000 to be used to fund their ongoing operations. We recorded the Purchase Option as an intangible asset in the amount of $140,000 but determined that the Purchase Option should be written off immediately given that the fair value of the intangible asset was impaired. We further concluded that the consideration provided for the Purchase Option described above should be accounted in accordance with EITF No. 01-9, as we act as a reseller of Ideal’s products and services. Given the uncertainty regarding any future revenue to be generated from the relationship with Ideal, we offset the write-off of the purchase option against the full amount of revenue recognized during the three months ended September 30, 2005. This offset is the difference between gross non-related party revenue and net non-related party revenue for the three and nine months ended September 30, 2005. There was no such offset to non-related party revenue in any prior periods.

Cost of Services

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
Cost of Services	$2,758	$3,108	13%	$7,501	$8,933	19%

Cost of services consists primarily of the costs to perform hospital and supplier implementation activities and Neoforma DMS services for hospitals and GPOs, as well as direct costs to obtain data for our solutions. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our services personnel and fees for independent contractors, consultants and companies to which we outsource services. The increase in cost of services from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily due to a $285,000 increase in depreciation and other costs allocated to cost of services and a $64,000 increase in expenses related to the use of independent contractors and consultants. The increase in cost of services from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was primarily due to increases in payroll and related expenses of $647,000, deferred compensation and other costs allocated to cost of services of $285,000 and contractor and consultant expenses of $141,000.

Operations

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
Operations	$2,834	$3,252	15%	$8,643	$9,515	10%

Operations expenses consist primarily of expenditures for the operation and maintenance of our technology infrastructure, including customer service. These expenditures consist primarily of technology costs, software licenses, salaries and other personnel expenses for our operations personnel and fees paid to independent contractors and consultants. The increase in operations expenses from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily due to a $151,000 increase in depreciation, deferred compensation and other costs allocated to operations, a $140,000 increase in Web hosting costs and a $121,000 increase in software maintenance expenses. The increase in operations expenses for the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was primarily due to an increase of $498,000 in depreciation and deferred compensation costs allocated to operations, an increase in software maintenance expenses of $370,000 and an increase in Web hosting costs of $218,000, which were partially offset by a $230,000 decrease in other costs allocated to operations.

Product Development

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
Product Development	$4,261	$4,742	11%	$12,302	$14,901	21%

Product development expenses consist primarily of personnel expenses, fees to consultants and contractors and technology costs associated with the development, maintenance and enhancement of our solutions. Product development expenses increased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to a $293,000 increase in payroll and related expenses as a result of an increase in headcount in the product development group from 83 as of September 30, 2004 to 88 as of September 30, 2005 and a $216,000 increase in depreciation allocated to product development. Product development expenses increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to a $1.1 million increase in payroll and related expenses resulting from an increase in headcount, an increase of $1.1 million in expenses allocated to product development, including depreciation, amortization of deferred compensation and other allocated costs, an increase of $377,000 in expenses related to the use of independent contractors and consultants and a $338,000 increase in the bonus accrual for employees in the product development group, which were partially offset by a $381,000 reduction in Web hosting costs.

The increases in payroll related expenses and fees paid to contractors and consultants were primarily the result of reduced levels of capitalized software development costs during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004. During the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, we capitalized internal costs incurred related to certain software development projects of $2.0 million, $1.5 million, $5.3 million and $3.0 million, respectively. Excluding the impact of the capitalized software development costs, payroll and related expenses decreased by $24,000 and fees paid to contractors and consultants decreased by $762,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Excluding the impact of the capitalized software development costs, payroll and related expenses decreased by $262,000 and fees paid to contractors and consultants decreased by $2.7 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Selling and Marketing

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
Selling and Marketing	$3,488	$3,305	(5)%	$10,657	$9,964	(7)%

Selling and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, as well as advertising, promotions and other related marketing costs. The decrease in selling and marketing expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily related to decreases of $174,000 in payroll and related expenses as a result of a decrease in headcount in the selling and marketing group from 50 as of September 30, 2004 to 41 as of September 30, 2005, $155,000 in expenses related to the use of independent contractors and consultants, and $140,000 in deferred compensation and other costs allocated to selling and marketing. These decreases were partially offset by a $215,000 increase in tradeshow related expenses. The decrease in selling and marketing expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2005 was primarily due to a $407,000 decrease in sales commissions, a $339,000 decrease in deferred compensation and other costs allocated to selling and marketing and a $294,000 decrease in payroll and related expenses due to a decrease in headcount. These decreases were partially offset by a $332,000 increase in depreciation allocated to selling and marketing and an $111,000 increase in tradeshow related expenses.

General and Administrative

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
General and Administrative	$2,465	$3,114	26%	$7,171	$9,000	26%

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services and other general corporate activities. General and administrative expenses increased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due primarily to a $422,000 increase in legal services costs, largely a result of our evaluation of strategic alternatives, and a $167,000 increase in payroll and related expenses. General and administrative expenses increased for the nine months ended September 30, 2004 to the nine months ended September 30, 2005 primarily due to increases of $683,000 in legal services costs and $178,000 in fees paid to independent consultants and professional services firms, both primarily due to our evaluation of strategic alternatives, $398,000 in payroll and related expenses, $355,000 in depreciation allocated to general and administrative expenses, $252,000 in the bonus accrual for employees in the general and administrative group and $84,000 in software maintenance related expenses. These increases were partially offset by a $123,000 decrease in other costs allocated to general and administrative expenses. We expect that our general and administrative expenses will continue to be impacted as we continue to incur significant costs associated with our pending merger with GHX.

Amortization of Partnership Costs

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
Gross Amortization of Partnership Costs	$17,074	$5,874	(66)%	$51,152	$38,312	(25)%
Amortization of Partnership Costs Offset Against Gross Related Party Revenue	(15,423)	(5,874)	(62)%	(46,360)	(36,682)	(21)%

Amortization of Partnership Costs Classified as an Operating Expense	$1,651	$—	(100)%	$4,792	$1,630	(66)%

Amortization of partnership costs represents the amortization of the shares of our common stock issued to VHA and UHC. As of September 30, 2005, capitalized partnership costs represented the capitalized valuation of earned restricted common stock issued to VHA and UHC in connection with our entering into the Outsourcing Agreement, as amended, with those entities and with Novation and HPPI. The value of the initial common stock issued was amortized over a five-year estimated useful life ending July 2005. The restricted common stock was being valued, and the related valuation was being capitalized, as the shares were earned. As of March 31, 2004, all the shares of restricted stock had been earned by VHA and UHC. The capitalized partnership costs relating to the restricted common stock are being amortized over the term of the agreements with the healthcare organizations that resulted in the shares being earned, generally two to three years.

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

Although there were incremental partnership costs capitalized related to the earning of the restricted common stock by VHA and UHC from the date we entered into the Outsourcing Agreement through March 31, 2004, certain of the capitalized partnership costs relating to the restricted stock earned by VHA and UHC when the first hospitals signed up to participate in Marketplace@Novation in 2000 had been fully amortized in prior periods. Those partnership costs that had been fully amortized in prior periods were generally capitalized at higher levels than those that were capitalized in more recent periods because (i) there was a relatively lower number of restricted shares earned by VHA and UHC during more recent periods and (ii) the capitalized value of each restricted share earned was higher in historical periods than in more recent periods given our generally higher stock price in historical periods. As a result, the overall gross amortization of partnership costs associated with the restricted common stock decreased for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.

In addition, total gross amortization of partnership costs, excluding the impact of EITF No. 01-9, and amortization of partnership costs classified as an operating expense, decreased significantly in the three and nine months ended September 30, 2005 due to the expiration in July 2005 of the amortization related to the initial shares issued to VHA and UHC. We recorded $32.4 million in gross amortization of partnership costs during the first six months of 2005 and $5.9 million in the third quarter of 2005. As a result, the offset against gross related party revenue was significantly lower in the third quarter of 2005 than in prior periods. We expect gross amortization of partnership costs to decrease to $775,000 in the fourth quarter of 2005 and the offset against gross related party revenue to be further reduced in the fourth quarter of 2005 as compared to prior periods. See “Liquidity and Capital Resources” for a further discussion of the Outsourcing Agreement, as amended, and the related cash and accounting implications.

Impairment of Capitalized Software

During the three months ended September 30, 2005, we determined that certain internal use software developed for Marketplace@Novation would not be placed into service and, as such, it had no future realizable value. As a result, we recorded an impairment of capitalized software of $284,000. We had no such charge in the three or nine months ended September 30, 2004.

Restructuring

During the nine months ended September 30, 2005, we recorded a restructuring charge of $767,000 related to anticipated costs for idle facilities, net of expected sublease income. Anticipated costs included the net present value of future minimum lease commitments related to the idle facilities. We had no such charge in the nine months ended September 30, 2004.

Amortization of Deferred Compensation

	Three Months Ended September 30,		Percent Change 2004 to 2005	Nine Months Ended September 30,		Percent Change 2004 to 2005
	2004	2005		2004	2005
Gross Amortization of Deferred Compensation	$1,226	$1,119	(9)%	$2,968	$3,695	24%
Less: Reversals as a Result of Employee Terminations	(74)	(109)	47%	(97)	(381)	293%
Less: Amounts Capitalized as Software Development Costs	(17)	(40)	135%	(70)	(150)	114%

Amortization of Deferred Compensation	$1,135	$970	(15)%	$2,801	$3,164	13%

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

During the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, we recorded deferred compensation of $49,000, $88,000, $6.7 million and $3.0 million, respectively. During the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, we recorded $158,000, $115,000, $346,000 and $400,000, respectively, in reductions of the deferred compensation as a result of employee terminations or attrition and the resulting forfeiture of restricted stock. We recorded amortization of deferred compensation resulting from this restricted stock, net of reversals relating to forfeitures and amounts capitalized as software development costs, of $1.1 million, $970,000, $2.8 million and $3.2 million during the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, respectively.

The remaining total deferred compensation of $2.7 million at September 30, 2005 is expected to be amortized as follows: $1.0 million during the fourth quarter of 2005, $1.5 million during 2006 and $169,000 during 2007. The amortization expense relates to restricted stock awarded to officers and other employees in all operating expense categories. The amount of amortization of deferred compensation has been separately allocated to these operating expense categories in the Condensed Consolidated Statements of Operations. We expect that we will continue to use restricted stock grants as a means to compensate employees in future periods, although not as widely as we have in prior years. As a result, we expect to capitalize and to amortize additional deferred compensation in future periods related to those grants.

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

Liquidity and Capital Resources

As of September 30, 2005, we had $39.3 million of cash, cash equivalents and short-term investments, $1.0 million of restricted cash and no outstanding bank, other borrowings or notes payable.

In connection with the operating lease of our corporate headquarters in San Jose, California, we established a letter of credit initially in the amount of $2.0 million payable to our landlord to collateralize our obligations under the lease. Under the terms of the lease, which allowed for reductions in the amount of the letter of credit over time as we fulfilled our obligations under the lease, we reduced the letter of credit to $1.0 million as of December 31, 2003, the amount at which it remained as of September 30, 2005. The letter of credit is collateralized by balances in our investment accounts and is classified as restricted cash in our Condensed Consolidated Balance Sheets. The restriction on the letter of credit is expected to lapse in March 2007.

In the normal course of business, to facilitate sales of our products, we indemnify other parties, including customers and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against them. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents. It is not possible to determine our maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not made any payments under these agreements.

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

Net cash used in operating activities was $31.9 million and $19.2 million for the nine months ended September 30, 2004 and 2005, respectively. Net cash used in operating activities for the nine months ended September 30, 2004 primarily related to cash utilized to fund our net loss, excluding non-cash expenses such as depreciation and amortization of property and equipment, amortization of partnership costs classified as an operating expense, amortization of deferred compensation and the write-off of stockholder notes receivable. Additionally, net cash used in operating activities during the nine months ended September 30, 2004 was impacted by a net decrease in working capital of $1.8 million. Net cash used in operating activities for the nine months ended September 30, 2005 primarily related to cash utilized to fund our net loss, excluding non-cash expenses such as depreciation and amortization of property and equipment, amortization of partnership costs, amortization of deferred compensation, impairment of capitalized software and a restructuring charge. Additionally, the net cash used in operating activities during the nine months ended September 30, 2005 was impacted by the collection of a related party receivable of $5.3 million.

Net cash used in investing activities was $13.2 million and $6.5 million for the nine months ended September 30, 2004 and 2005, respectively. Net cash used in investing activities for the nine months ended September 30, 2004 primarily related to net purchases of short-term investments, capitalized internal use software development costs and purchases of capital equipment to operate our solutions. Net cash used in investing activities for the nine months ended September 30, 2005 related primarily to capitalized software development costs, purchases of capital equipment and net purchases of short-term investments.

Net cash provided by financing activities was $48.3 million and $37.9 million for the nine months ended September 30, 2004 and 2005, respectively. Net cash provided by financing activities for both the nine months ended September 30, 2004 and 2005 primarily related to fees received from Novation under the fee level provisions of the Fourth Amended Agreement and funds received for sales of stock related to option exercises and stock purchases under our employee stock purchase plan.

Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of our expanded service offerings, the success of these service offerings once they are launched and our ability to adjust our operating expenses to an appropriate level based on our revenue. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. We currently anticipate that our available funds, consisting of cash, cash equivalents and short-term investments, combined with those funds we expect to generate from operations in the remainder of 2005, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, if available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain a line of credit, curtail expansion of our services, including reductions in our staffing levels and related expenses, or potentially liquidate selected assets. We cannot be certain that additional financing will be available on favorable terms if and when required, or at all.

The following table summarizes the various contractual obligations we have under service contracts, operating leases and any other purchase agreements as of September 30, 2005:

	Payments due by period (in thousands)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Net minimum operating lease obligations	$4,906	$3,261	$1,645	$—	$—
Purchase obligations	148	148	—	—	—

Total	$5,054	$3,409	$1,645	$—	$—

Factors That May Affect Future Operating Results

The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks.

Failure to complete the merger with GHX could materially and adversely affect our results of operations and our stock price, and announcement of the merger has led to uncertainty for our employees and some of our customers.

On October 10, 2005, we entered into a definitive merger agreement with GHX for GHX to acquire us. Consummation of the merger is subject to certain closing conditions, including (i) approval by both (a) a majority of the voting power of the shares of our common stock outstanding and (b) a majority of the voting power of the shares of our common stock voting on the transaction that are not beneficially owned by VHA, UHC or their respective affiliates, (ii) approval under or the termination or expiration of the waiting period under the HSR Act, and (iii) GHX’s receipt of anticipated debt financing. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

•	Under some circumstances, we may have to pay a termination fee to GHX in the amount of $4.375 million;

•	The underlying revenue, competitive, ownership structure and partner relationship issues with VHA and UHC, including the desire of VHA and UHC to lower the fees paid to us under the Fourth Amended Agreement, that, in part, led our board to approve of the transaction with GHX, will remain unresolved;

•	Any operational investments that we may delay due to the pending transaction would need to be made, potentially on an accelerated timeframe, which could then prove costly and more difficult to implement;

•	We will remain responsible for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Our ability to attract new employees and retain our existing employees will be harmed, and

•	The market price of our common stock may decline to the extent that the current market price reflects a market belief that the merger will be completed.

Additionally, the announcement of the pending merger has led to uncertainty for our employees and some of our customers. This uncertainty may mean:

•	The attention of our management and our employees may be diverted from day-to-day operations;

•	Our ability to attract new employees and retain our existing employees will be harmed; and

•	Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

During the pendency of the proposed merger, we will not, without GHX’s prior written approval, be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the definitive merger agreement. Covenants in that agreement also impede our ability to complete other transactions that are not in the ordinary course of business but that could be favorable to us and our stockholders. As a result, if this proposed merger is not consummated, we may be at a disadvantage to our competitors.

In connection with the merger, we intend to file a proxy statement with the SEC that, when final, will detail a meeting of our stockholders to enable our stockholders to vote to adopt the merger agreement. The proxy statement will be sent to all our stockholders and will contain important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this proxy statement when available.

VHA and UHC have informed us that they believe a market competitive price of the services provided by us should be significantly less than the current fee paid by Novation to us, and that they expect to renegotiate the Fourth Amended Agreement if the proposed merger with GHX is not consummated. Our main source of business is derived from the Fourth Amended Agreement we have with VHA, UHC and Novation, and any change to their business strategies in relation to supply chain management solutions could seriously harm our business and prospects

Our main source of business is derived from the solutions we provide through Marketplace@Novation to VHA and UHC member hospitals. For example, for the three months ended September 30, 2004 and 2005, and the nine months ended September 30, 2004 and 2005, we generated $15.4 million, $15.4 million, $46.4 million and $46.2 million, respectively, in gross related party revenue, representing 83.9%, 82.7%, 83.4% and 84.2%, respectively, of our total gross revenue for these periods.

Novation and we each engaged independent consultants to assess the technology, information, services and pricing we provide under the Fourth Amended Agreement. Based upon the advice of their consultant, VHA and UHC informed us that they believe a market competitive price of the services provided by us should be significantly less than the current fee paid by Novation to us, although we have informed Novation that we believe our current fee is reasonable and market competitive based upon the findings of our independent consultant, the terms and conditions of the Outsourcing Agreement and the services we have provided and are currently providing. Additionally, the fees GHX will receive from VHA and UHC under their new outsourcing agreement, which would become effective upon the close of the merger between us and GHX, are lower than ours, although for different products and services, and, while we do not agree, we believe that VHA and UHC would consider those fees to be “market competitive.”

VHA and UHC have indicated that if the proposed merger with GHX is not consummated, they would seek to reduce the fees they pay to us under the Fourth Amended Agreement, either through an invocation of the benchmarking clause in that agreement or through renegotiation of the agreement. A renegotiation of the outsourcing agreement may likely result in, among other changes, a reduction in the annual fee through the expiration of the initial term of the agreement in March 2010 and the provision of a less customized, lower cost solution similar to that contained in the new outsourcing agreement VHA, UHC and Novation have negotiated with GHX. Benchmarking also could result in a reduction of the annual fee. A reduction in the fees paid to us could result in serious harm to our financial and operational results.

If we do not reach agreement with respect to a renegotiated outsourcing agreement, we believe that VHA, UHC and Novation would seek to terminate the Fourth Amended Agreement after the lapse of its initial term in March 2010 and entertain competitive bids for services, which would likely mean even greater price pressure and a potential further reduction in fees in the event we were able to maintain the relationship or no fees at all if we were not awarded the bid. If, after a benchmarking process, we were successful in retaining our current fee level, we believe it is unlikely that VHA, UHC and Novation would agree to extend the outsourcing agreement beyond its initial expiration in March 2010 on any terms.

We had relied on our relationships with VHA, UHC and Novation as channels for future growth into their hospital base for provision of our non-Marketplace@Novation related solutions, but we now believe that part of VHA, UHC and Novation’s strategy includes building and utilizing solutions that are competitive to our own solutions, as well as partnering with other companies for solutions outside of Marketplace@Novation, which could negatively impact expected revenue from the sales of those solutions

We believe that VHA, UHC and Novation are seeking to expand their service offerings. Because we each participate in the healthcare supply chain management industry, we believe that this increases the level of competition between us and them, reducing our revenue growth prospects with Novation’s participating hospitals as well as with non-Novation customers. In September 2005, VHA announced the formation of a supply chain analytics division to develop, among other things, their own spend intelligence capability, which we believe will be directly competitive with our spend intelligence offering, currently our primary initiative for non-Novation revenue growth.

The increasing level of competition between our company and Novation, VHA and UHC reduces the value of these organizations and the member hospitals of VHA and UHC as a channel for our future growth.

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

If we do not meet the expectations of Novation, VHA and UHC for the functionality for Marketplace@Novation, the main source of our business could either be reduced or terminated, and our business would be seriously harmed

Under the Fourth Amended Agreement, we must meet detailed functionality and service level requirements. If we are unable to achieve these required levels of functionality within a required time period, we may be required to pay significant liquidated damages or the Fourth Amended Agreement could be terminated, which would seriously harm our business and financial results.

We have a history of losses and may never achieve profitability

We have experienced losses from operations in each period since our inception, including a net loss of $36.6 million for the nine months ended September 30, 2005. In addition, as of September 30, 2005, we had an accumulated deficit of $790.6 million. We have not achieved profitability and we cannot assure you that we will ever be profitable.

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

Our ability to earn fees in future periods from Marketplace@Novation is limited by quarterly maximums, and, as a result, we must generate increased non-related party revenue to grow our revenue

We generate the substantial majority of our business from Marketplace@Novation. Our ability to earn fees from Novation for the solutions we provide in connection with Marketplace@Novation depends on several factors, and the fees are subject to limitation by quarterly maximums. Since early 2002, our fees have been limited by these quarterly maximums. Based on the levels of total marketplace transaction volume that we are achieving and expect to continue to achieve, we expect that our fees will continue to be limited by these maximums in future periods. Consequently, we must generate increased non-related party revenue in order to grow our revenue. In July 2005, the significant majority of the gross capitalized partnership costs was fully amortized. As a result, our total revenue has increased substantially. However, we still believe that we must generate non-related party revenue growth to show improved operational results. To date, we have encountered more difficulty than we had anticipated in growing non-related party revenue.

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

We believe that VHA, UHC and Novation are seeking to expand their service offerings, and expect that this will lead to an increasing level of competition between our company and them. We expect that, in addition to new competitive pressures from VHA, UHC and Novation, we will continue to face vigorous competition from a number of companies in a wide range of areas, including from:

•	online marketplaces, exchanges and connectivity vendors providing solutions to the healthcare supply chain (such as GHX, GXS Corporation and Sterling Commerce, Inc., a subsidiary of SBC Communications Inc.);

•	GPOs that are offering supply chain management services beyond traditional GPO services (such as Broadlane, Inc. and MedAssets, Inc.);

•	enterprise software and service vendors that offer applications, including procurement, to the healthcare market (such as Ariba, Inc., Lawson Software, Inc., McKesson Corporation, Oracle Corporation, and SAP AG);

•	suppliers that have created their own offerings to provide supply chain management services to their customers (such as AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation and Owens & Minor, Inc.);

•	companies that provide information solutions or services or data management solutions or services to participants in the healthcare supply chain (such as IMS Health Incorporated and NDCHealth Corporation); and

•	information technology services and consulting firms (such as Accenture Ltd., Computer Sciences Corporation, First Consulting Group, Inc., International Business Machines Corporation and Perot Systems Corporation).

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

Our operating results may fluctuate from quarter to quarter and are difficult to predict because of a number of factors. These factors include:

•	The amount of related party revenue we offset by amortization of partnership costs, although this fluctuation should decrease since the significant majority of the partnerships costs have been fully amortized;

•	The timing of any expenses incurred in enhancing our solutions;

•	The extent of software development efforts qualifying for capitalization;

•	The timing and size of Neoforma DMS deals;

•	Changes in the fees we charge users of our solutions;

•	The number and timing of new suppliers that sign up to use our solutions and our ability to implement and train them, as well as the number and timing of suppliers that re-sign to use our solutions; and

•	The timing and size of any future acquisitions.

Fluctuations in our operating results may cause us to fail to meet the expectations of investors or securities analysts. If this were to happen, the market price of our common stock would likely decline.

The announcement of our merger with GHX, and the resulting uncertainty, could make it difficult to attract qualified personnel or retain our executive officers and other key personnel, including our directors, which may leave us unable to operate successfully

Our success depends on our ability to attract and retain qualified, experienced employees and directors. In particular, we believe that our ability to successfully execute our business strategy will depend on the continued services of executive officers, other key employees and directors. Our employees, including our executive officers, serve at-will and may elect to pursue other opportunities at any time. We may not be able to compete effectively to retain and attract employees. The announcement of the merger with GHX has resulted in some uncertainty within our employee population. As a result, our executive officers or other key employees may seek employment with larger, more established companies or companies they perceive to have better prospects. Additionally, certain individuals may decide that they do not wish to seek employment with us. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully in our industry, and our business could be harmed.

Additionally, it is uncertain whether key employees or our directors would continue to serve us if the merger with GHX were not consummated.

If we are unable to obtain additional financing for our future capital needs, we may be unable to develop new solutions or enhance the functionality of our existing solutions, expand our operations or respond to competitive pressures

As of September 30, 2005, we had $39.3 million in cash, cash equivalents and short-term investments, $1.0 million in restricted cash and no outstanding borrowings or notes payable.

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

If we are unable to safeguard the security and privacy of the confidential information of our customers, these customers may discontinue using our solutions

A significant barrier to the widespread adoption of e-commerce is the secure transmission of personally identifiable information of Internet users, as well as other confidential information, over public networks. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. We support encrypted communications protocols and encrypt certain information on our servers to protect user information during transactions, and we employ a security consulting firm that periodically tests our security measures. Despite these efforts, a party might be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against security breaches or to alleviate problems caused by any breaches and, under certain contracts with customers, we would be liable for contractual damages due to security breaches.

If we are not able to increase recognition of the Neoforma brand name, our ability to attract users to our solutions could be limited

We believe that recognition and positive perception of the Neoforma brand name in the healthcare industry are important to our success. We intend to continue to invest in marketing programs and initiatives to build the value of our brand. However, such marketing programs and initiatives may be expensive and may not achieve our desired goal of increasing positive awareness of the Neoforma brand name. Even if recognition of our name increases, it may not lead to an increase in the number of our customers or revenue or offset the expenditures we incurred in increasing our name recognition.

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

•	Variations in our quarterly operating results;

•	Announcements regarding the progress of the merger with GHX;

•	Any actions by VHA, UHC or Novation that seek to significantly lower the fees Novation pays to us;

•	Announcements of new accounting pronouncements or legal rules or regulations;

•	Announcements of technological innovations by our competitors or by us;

•	Introductions of new services by our competitors or by us;

•	Departure of key personnel; and

•	The gain or loss of significant strategic relationships or customers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by reviewing our portfolio monthly to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. A hypothetical change in interest rate of 10% would not have a significant effect on the value of our investments and would reduce interest income by $58,000 annually.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

	Fiscal years
	2005	2006	2007	2008	2009
Cash equivalents and short-term investments:
Fixed rate short-term investments*	$5,750	$5,642	$3,601	—	—
Average interest rate	3.38%	3.10%	3.90%	—	—

*	Fixed rate short-term investments include auction rate securities with contractual maturities of generally 20 to 30 years. As the interest rate on the securities is reset periodically at short-term intervals established at the time of issuance, auction rate securities are priced and traded as short-term investments and are available for use during the normal operating cycle of the business.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, we performed an evaluation, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). As of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

As of the end of the period covered by this report, we have concluded that we did not maintain effective controls over the accounting of certain non-recurring transaction-related costs incurred during the third quarter ended September 30, 2005, related to our pending merger with GHX, which proposed merger is discussed elsewhere in this document. Specifically, we had not maintained effective control over our internal review process designed to ensure proper application of GAAP to ensure the completeness and accuracy of the recognition of transaction-related costs and the associated capitalized acquisition cost account and legal and accounting fees expense account. This control deficiency resulted in an adjustment to capitalized acquisition costs and legal and accounting fees expense accounts for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of capitalized acquisition costs and legal and accounting fees expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

We assign a high priority to the improvement of our internal control over financial reporting. Since the discovery of the material weakness discussed above, we have made changes to our internal control over financial reporting to ensure proper review occurs on the application of accounting principles to any material new or non-recurring accounting items. We believe we have addressed this material weakness and, as a result, we believe this control will be operating effectively as of year-end.

Other than as described above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 7, 2005, a lawsuit was brought against us, our directors, and VHA Inc. and University HealthSystem Consortium, by Robert Carlson, individually and on behalf of all others similarly situated, in the Court of Chancery of the State of Delaware in and for the New Castle County, civil action no. 1766-N, requesting, among other things, to enjoin our proposed merger transaction with Global Healthcare Exchange, LLC, as well as class action status for the action, an order for the individual defendants to carry out their fiduciary duties, and an accounting for damages suffered and to be suffered. We intend to vigorously defend this action.

On November 7, 2005, a lawsuit was brought against us, our directors, and VHA Inc. and University HealthSystem Consortium, by Xiang J. Thao, individually and on behalf of all others similarly situated, in the Court of Chancery of the State of Delaware in and for the New Castle County, civil action no. 1767-N, requesting, among other things, to enjoin our proposed merger transaction with Global Healthcare Exchange, LLC, as well as class action status for the action, an order for the individual defendants to carry out their fiduciary duties, and an accounting for damages suffered and to be suffered. We intend to vigorously defend this action.

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

Date: November 9, 2005	NEOFORMA, INC.

	By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Robert J. Zollars, Chairman and Chief Executive Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew L. Guggenhime, Chief Financial Officer of Neoforma, Inc., pursuant to 18 U.S.C. Section 1350.